Form 10KSB
CARDIFF COMMUNICATIONS INC
filed 1999-10-06
CIK 17485

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.

                              FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1999

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                        Commission File No.  0-5662

                          CARDIFF COMMUNICATIONS
               (Formerly National Thoroughbred Corporation)
          (Exact name of Registrant as specified in its charter)

                        NEVADA                           87-0267292
           (State or other jurisdiction of              (IRS Employer
             incorporation or organization)         Identification No.)

        6975 South Union Park Drive #600, Salt Lake City, Utah 84047
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   [    ] Yes     [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [    ]

Revenue for the year ended September 30, 1999:   $634.

As of September 30 1999 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of September 30 1999 the number of shares outstanding of the Registrant's Common Stock was 6,799,782.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

         Cardiff Communications, Inc., ("the Company") was organized in December 1906 in the State of Utah under the name "Cardiff Industries."
Subsequently, the name was changed to "Cardiff Communications."   The Company
is in the process of changing it's domicile to the State of Nevada. The Company has had no operations in the last 10 years.

         The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities.
There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently operates from the office of the Company's President and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None




                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

        Because this report is being prepared in 1999, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 1999 there appeared to be little or no trading in the stock of the Company. As of September 30, 1999, the Company had approximately 1,221 shareholders of record.

         The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company had revenue of $634 during the year ended September 30, 1999. Total stockholders' equity was $10,634, as compared to $(63,000) at September 30, 1998. The Company has no operating capital for future operations.

Liquidity and Capital Resources

         The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

         The Company reported a net loss of $5,366 for the year ended September 30, 1999, compared to a loss of $3,000 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.


ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

         Independent Auditors' Report

         Balance Sheets as of September 30, 1999.

         Statements of Operations for the years ended September 30, 1999 and September 30, 1998.

         Statement of Stockholders' Equity for the period from October 1, 1997 to September 30, 1999.

         Statement of Cash Flows for the years ended September 30, 1999 and September 30, 1998.

         Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.




                                 PART III



ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                     Age          Director
Name                (1999)        Since         Position with the Company
Shar Lynn Kynaston   49           1999           President, CEO and Director
6975 South Union Park Drive
Suite 600
Salt Lake City UT 84047

Shar Lynn Kynaston, 49, Graduated Davis High School 1968, Graduated Salt Lake City College of Medical and Dental Assistants 1968, Married with 2 children, Employed Kaysville Medical Center August 1968 to July 1976, Employed Internal Revenue Service July 1976 to August 1992, Co-Owner LK Trucking 1978, Co-Owner LK Rodeo Company 1978.



ITEM 9.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

    None.

Employment Agreements and Other Compensation Arrangements

    None.

Compensation of Non-Employee Directors

    None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              Amount and Nature
     Name and Address         Of Beneficial              Percent of
     of Beneficial Owner       Ownership                  Class

Shar Lynn Kynaston                -0-                  0 %
6975 South Union Park Drive
Suite 600
Salt Lake City UT 84047

Item 12.  Certain Relationships and Related Transactions

     Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

Item 12.  Exhibits, and Reports on Form 8-K

(A)  Exhibits

         Exhibit
         No.                            Description

         23.01       Consent of Crouch, Bierwolf & Chisholm

         27.01       Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last year of the fiscal year ended September 30, 1999.




                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Cardiff Communications, Inc.

                                     By:  Shar Lynn Kynaston

                                     /s/  Shar Lynn Kynaston

Dated: October 4, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                         DATE

/s/ Shar Lynn Kynaston        President and Director
                              (Principal Executive and
                               Financial Officer)           October 4, 1999





                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - September 30, 1999.

       Statements of Operations - For the years ended September 30, 1999 and September 30, 1998 and from October 1, 1997 to September 30, 1999.

       Statement of Stockholders' Equity - For the period from October 1, 1997 to September 30, 1999.

       Statement of Cash Flows - For the years ended September 30, 1999 and September 30, 1998.

       Notes to Financial Statements








                  INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
Cardiff Communications, Inc.
Salt Lake City, Utah


     We have audited the accompanying balance sheet of Cardiff Communications, Inc. as of September 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiff Communications, Inc. at September 30, 1999, and the results of its operations and cash flows for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, UT
October 4, 1999

                  Cardiff Communications, Inc.
                         Balance Sheet


                             ASSETS

                                                September 30,
                                                      1999
CURRENT ASSETS

     Notes receivable (Note 3)               $       76,000
     Interest receivable                                634

     TOTAL ASSETS                             $       76,634


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Interest Payable                          $        6,000
     Note Payable (Note 4)                             60,000

     Total Current Liabilities                         66,000


STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
     authorized at $.04 par value;
     6,799,782 shares issued and outstanding           271,991
     Capital in Excess of Par Value                   (255,991)
     Retained Deficit (dated 9/30/97 in conjunction with
        Quasi Reorganization)                           (5,366)


     Total Stockholders' Equity                          10,634

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      76,634





                  Cardiff Communications, Inc.
                    Statements of Operations



                                            For the Year        For the Year
                                                 Ended             Ended
                                            September 30,      September 30,
                                               1999                 1998
REVENUE

     Interest Income          $                634      $             -
EXPENSES

     Interest Expense                         3,000                  3,000

            Total Expenses                    3,000                  3,000

NET INCOME (LOSS) - Before Taxes             (2,366)   $            (3,000)

     Taxes (Note 1)                             -                     -

INCOME (LOSS)                $                (2,366)   $           (3,000)

Loss Per Common Share (Note 1)                  -       $              -

Average Outstanding Shares                  5,374,782              4,899,782






                  Cardiff Communications, Inc.
               Statements of Stockholders' Equity
           October 1, 1997 through September 30, 1999

                                                   Capital in
                             Common    Common      Excess of   Retained
                             Shares    Stock       Par Value   Deficit

Balance, October 1, 1997   4,899,782   195,991      (255,991)     -

Loss for the Year               -        -              -       (3,000)

Balance, September
 30, 1998                  4,899,782    195,991       (255,991)  (3,000)

Issuance of common shares for
note at $.04 per share     1,900,000     76,000           -        -

Loss for the Year              -           -              -      (2,366)

Balance, September
30, 1999                    6,799,782    $ 271,991     (255,991)  (5,366)







                  Cardiff Communications, Inc.
                    Statements of Cash Flows



                                   For the Year                 For the Year
                                      Ended                         Ended
                                   September 30,                 September 30,
                                      1999                          1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net Income (Loss)            $    (2,366)             $        (3,000)
     Increase (Decrease) in
        Interest receivable              (634)                          -
        Interest payable                3,000                        3,000
                                          -                             -

CASH FLOWS FROM
  INVESTING ACTIVITIES                     -                            -
                                           -                            -
CASH FLOWS FROM
  FINANCING ACTIVITIES                     -                            -
                                           -                            -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      -                            -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                -                          -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD        $                  -              $          -

CASH PAID DURING THE PERIOD FOR:
     Interest                        $       -               $         -
     Taxes                           $       -               $         -

NON CASH TRANSACTION
     Stock issued for Note       $     76,000                $          -





                  Cardiff Communications, Inc.
               Notes to the Financial Statements
                       September 30, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business - The Company was organized on December 8, 1 906 in the State of Utah under the name of "Cardiff Industries."
Subsequently, the name was changed to "Cardiff Communications, Inc.".    The
Company is in the process of changing its domicile to the State of Nevada. The Company's management anticipates merging with an as yet unidentified on-going business in the future.


NOTE 2 -USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3 - COMMON STOCK TRANSACTIONS

     In 1999, the Company issued 1,900,000 shares of common stock at $.04, for a note receivable of $76,000. The note bears interest at 5% and is payable on demand.

NOTE 4 - NOTE PAYABLE

     On October 1, 1997, the Company converted an account payable for accrued wages to an officer for $60,000 to a convertible note payable bearing 5% interest and is convertible into common stock at 75% of market value or par value, whichever is greater.

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

We hereby consent to the use of our audit report of Cardiff Communications, Inc. dated for the year ended September 30, 1999 in the Form 10KSB Annual Report for the year 1999.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT