Form 10QSB
period 1999-12-31
CARDIFF COMMUNICATIONS INC
filed 2000-02-25
CIK 17485

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 1999

             Commission File Number        0-5662


                          CARDIFF COMMUNICATIONS, INC.
        (Exact name of registrant as specified in its charter)


         NEVADA                                         87-0267292
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)



      6975 South Union Park Center #600, Salt Lake City UT 84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600



             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                            Yes X   No

and (2) has been subject to such filing requirements for the past 90 days.


                            Yes X   No


                             6,799,782
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of February 23, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of its operations and changes in its financial position from September 30, 1988 through December
31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                     CARDIFF COMMUNICATIONS, INC.
                            Balance Sheet


                                ASSETS

                                                December 31,     September 30,
                                                    1999             1999
                                               (unaudited)
CURRENT ASSETS

     Notes Receivable (Note 3)                     $76,000  $76,000
     Interest Receivable                            1,584      634

     TOTAL ASSETS                                 $77,584    $ 76,634


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Interest Payable                                     6,750     6,000
     Notes Payable (Note 4)                              60,000    60,000

     TOTAL LIABILITIES                                 66,750      66,000


STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
        authorized at $.001 par value;
         6,799,782 shares issued and outstanding         271,991      271,991
     Capital in Excess of Par Value                      (255,991)    (255,991)
     Deficit Accumulated During Development Stage         (5,166)     (5,366)

     Total Stockholders' Equity                         10,834   10,634

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  77,584   $   76,634



                     CARDIFF COMMUNICATIONS, INC.
                       Statements of Operations
                             (unaudited)


                                        For the Three        For the Three
                                        Months Ended         Months Ended
                                         December 31,        December 31,
                                        1999                         1998


REVENUE
     Interest Income                         $    950   $     -

EXPENSES
     Interest Expense                         750         750

NET INCOME (LOSS) - Before Taxes       $      (200)  $  (750)

                                               -          -

INCOME (LOSS)                           $      200   $  (750)

Income Per Common Share                 $      -     $    -

Average Outstanding Shares               6,799,782   4,899,782



                     CARDIFF COMMUNICATIONS, INC.
                       Statements of Cash Flows
                             (unaudited)


                                      For the Three            For the Three
                                      Months Ended             Months Ended
                                     December 31,               December 31,
                                         1999                     1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                 $     200                   $   (750)
   Increase in Account Receivable         (950)                       -
   Increase in Account Payable             750                       750
                                            -                         -

CASH FLOWS FROM
  INVESTING ACTIVITIES                      -                         -

CASH FLOWS FROM
  FINANCING ACTIVITIES                      -                        -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       -                     -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                -                     -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $       -                $     -

CASH PAID DURING THE PERIOD FOR:
   Interest                           $       -               $    -
   Income Taxes (Including
      Penalties & Interest)            $      -                $   -




                     CARDIFF COMMUNICATIONS, INC.
                  Notes to the Financial Statements
                          December 31, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended December 31, 1999 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


NOTE 2 - COMMON STOCK TRANSACTIONS

      In 1999, the Company issued 1,900,000 shares of common stock at $.04, for a note receivable of $76,000. The note bears interest at 5% and is payable on demand.

NOTE 3 - NOTE PAYABLE

      On October 1, 1997, the Company converted an account payable for accrued wages to an officer for $60,000 to a convertible note payable bearing 5% interest and is convertible into common stock at 75% of market value or par value, whichever is greater.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $10,834 as operating capital at December 31, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended December 31, 1999, the registrant had net income of $200.

  Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                   PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.                          None
Item 2.                       Changes in Securities.                      None
Item 3.                       Defaults Upon Senior Securities.            None
Item 4.                       Submission of Matters to a Vote of Security
                              Holders.                                    None
Item 5.                       Other Information.                          None
Item 6.                       Exhibits and Reports on Form 8-K.           None



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated
                                        Cardiff Communications, Inc.

                                        /s/