Form 10QSB
period 2000-03-31
CARDIFF COMMUNICATIONS INC
filed 2000-06-01
CIK 17485

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 2000

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


                           Yes X    No


                              4,899,782
                     (Number of shares of common
                       stock the registrant had
                  outstanding as of April 28, 2000)


                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.











To the Board of Directors
Cardiff Communications, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Cardiff Communications, Inc. as of March 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cardiff Communications, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet as of September 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated January 21, 2000.

The accompanying statement of operations and cash flows for the three month and six month period ended March 31, 1999 and the three months ended December 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.




Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 2, 2000

                     CARDIFF COMMUNICATIONS, INC.
                            Balance Sheet


                                ASSETS

                                                March 31,       September 30,
                                                  2000              1999
                                               (Reviewed)         (Audited)
CURRENT ASSETS

     Interest Receivable                            $2,534     $   634

     TOTAL ASSETS                                  $ 2,534    $   634


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Interest Payable                                $7,500    $ 6,000
     Notes Payable (Note 4)                              60,000  60,000

     TOTAL LIABILITIES                              67,500      66,000


STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
        authorized at $.001 par value;
         6,799,782 shares issued and outstanding     271,991   271,991
     Capital in Excess of Par Value                 (255,991)    (255,991)
     Accumulated Deficit                              (4,966 ) (5,366 )
     Subscriptions Receivable (Note 3)               (76,000)    (76,000)

     Total Stockholders' Equity                         (64,966) (65,366)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   2,534   $       634


                     CARDIFF COMMUNICATIONS, INC.
                       Statements of Operations




                    For the Three  For the Three  For the Six   For the Six
                    Months Ended   Months Ended   Months Ended  Months Ended
                    March 31,      March 31,      March 31,     March 31,
                    2000           1999           2000          1999
REVENUE            (Reviewed)     (Unaudited)    (Unaudited)   (Unaudited)

     Interest Income            $  950    $  -       $ 1,900    $    -

EXPENSES
     Interest Expense             750       750       1,500       1,500


NET INCOME (LOSS) -
Before Taxes          $       (200)       $(750)      $   400      $ (1,500)

       Taxes                                   -                    -       -
               -

INCOME (LOSS)          $    200  $               (750)  $   400  $(1,500)

Income Per Common Share                  $               -      $
 -                    $   -    $  -

Average Outstanding Shares        6,799,782     4,899,782 6,799,782 4,899,782



                       CARDIFF COMMUNICATIONS, INC.
                    Statements of Stockholders' Equity
                  October 1, 1998 through March 31, 2000


                                                 Capital in
                             Common     Common    Excess of     Retained
                             Shares     Stock     Par Value     Deficit

Balance, October 1, 1998
 (Audited)                   4,899,782    195,991       (255,991)   (3,000)

Issuance of common shares for
 note at $.04 per share      1,900,000    76,000      -         -

Loss for the Year                             -                      -
                     -                  (2,366)

Balance, September 30, 1999
 (Audited)                     6,799,782   271,991        (255,991)  (5,366)

Net Income, March 31, 2000       -            -               -        400

Balance, March 31, 2000
   (Unaudited)                      6,799,782   $ 271,991 $    (255,991)
    $        (4,966)


                       CARDIFF COMMUNICATIONS, INC.
                         Statements of Cash Flows
                                (unaudited)



                  For the Three    For the Three   For the Six    For the Six
                  Months Ended     Months Ended    Months Ended   Months Ended
                  March 31,         March 31,      March 31,      March 31,
                    2000             1999              2000        1999
                  (Reviewed)      (Unaudited)  (Unaudited)        (Unaudited)
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)      $     200  $   (750)  $   400   $ (1,500)
   Increase in Account Receivable                     (950)
      -                       (1,900)      -
   Increase in Account Payable                        750
750   1,500                       1,500
                     -              -         -          -

CASH FLOWS FROM
  INVESTING ACTIVITIES                         -                              -
   -                             -

CASH FLOWS FROM
  FINANCING ACTIVITIES                    -                     -
   -                             -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS         -       -             -         -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                           -
   -                             -         -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD        $        -             $                 -
 $-                        $     -

CASH PAID DURING THE PERIOD FOR:
   Interest               $  -       $ -        $    -     $   -
   Income Taxes (Including
      Penalties & Interest)         $   -       $ -        $   -
   $-

                       CARDIFF COMMUNICATIONS, INC.
                     Notes to the Financial Statements
                              March 31, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business - The Company was organized on December 8, 1906 in the State of Utah under the name of "Cardiff Industries." Subsequently,
the name was changed to "Cardiff Communications, Inc.".    The Company is in
the process of changing its domicile to the State of Nevada. The Company's management anticipates merging with an as yet unidentified on-going business in the future.

NOTE 2 -USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actualresults could differ from those estimates.

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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(64,966) as operating capital at March 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarters ended March 31, 1999 and March 31, 2000, the registrant had net income (loss) of $(750) and $200, respectively. For the six months ended March 31, 1999 and March 31, 2000, the Company had net income (loss) of $(1,500) and $400, respectively.

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


Dated April 28, 2000
                                               Cardiff Communications, Inc.

                                                 /s/ Robert Wallace











We hereby consent to the use of our review report of Cardiff Communications, Inc. dated May 2, 2000 for the quarter ended March 31, 2000 in the Form 10-Q Report.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT