Form 10QSB
period 2000-06-30
CARDIFF COMMUNICATIONS INC
filed 2000-07-14
CIK 17485

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 2000

             Commission File Number        0-5552


                          CARDIFF COMMUNICATIONS, INC.
        (Exact name of registrant as specified in its charter)


          NEVADA                                      87-0267292
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)



      6975 South Union Park Center #600, Salt Lake City UT 84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600


               183 Washington POB 39, Monument CO 80132
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                            Yes X   No

and (2) has been subject to such filing requirements for the past 90 days.


                           Yes X    No


                             4,899,782
                     (Number of shares of common
                       stock the registrant had
                  outstanding as of August 30, 1999)


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from September 30, 1988 through June 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                     CARDIFF COMMUNICATIONS, INC.
                            Balance Sheet


                                ASSETS

                                                  June 30,     September 30,
                                                   2000         1999
                                                (unaudited)

OTHER ASSETS

     Note Receivable                      $       76,000      $   76,000
     Interest Receivable                           3,484             634

     TOTAL ASSETS                         $       79,484      $   76,634



                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Note Payable                         $      60,000       $    60,000
     Interest Payable                             8,250             6,000

     TOTAL LIABILITIES                           68,250            66,000

STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
        authorized at $.001 par value;
       6,799,782 shares issued and outstanding  271,991           271,991
     Capital in Excess of Par Value            (255,991)        (255,991)
     Deficit Accumulated During Development
      Stage                                      (4,766)          (5,366)

     Total Stockholders' Equity                  11,234           10,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   79,484   $       76,634



                     CARDIFF COMMUNICATIONS, INC.
                       Statements of Operations
                             (unaudited)



                  For the Three   For the Three   For the Nine  For the Nine
                  Months Ended    Months Ended    Months Ended Months Ended
                  June 30,        June 30,         June 30,     June 30,
                  2000            1999             2000         1999

REVENUE          $  950          $    -           $2,850       $     -

EXPENSES

Interest           750              750            2,250          1,500


Total Expenses     750              750            2,250          1,500

INCOME (LOSS)      200             (750)             600         (1,500)

Loss Per Common
    Share            -               -          $   -          $    -

Average Outstanding
Shares          6,799,782       6,799,782        6,799,782      6,799,782




                       CARDIFF COMMUNICATIONS, INC.
                         Statements of Cash Flows
                                (unaudited)


                                            For the Nine      For the Nine
                                            Months Ended      Months Ended
                                            June 30,          June 30,
                                            2000              1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $     200   $(1,500)
   Increase (Decrease)
      in Accounts Payable/ Interest Payable    700    1,500
   Interest Receivable                        (900)
   Depreciation                                 -        -
                                                -        -

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                           -        -
                                                -        -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for Debt  (Net)     -        -
   Issuance of Note Payable                     -        -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          -        -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                  $           -        -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $   -       $  -
   Income Taxes (Including
       Interest & Penalties)             $   -       $   -




                     CARDIFF COMMUNICATIONS, INC.
                  Notes to the Financial Statements
                            June 30, 2000

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 2000 but has made all the necessary a djustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $11,234 as operating capital at June 30, 2000, compared to $10,634 at September 30, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 2000, the registrant had net income of $200, compared to net loss of $(750) for the same period last year. The registrant had net income of $600 for the nine months ended June 30, 2000, compared to $(1,500) for the same period last year.

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


Dated   July 14, 2000
                                                 Cardiff Communications, Inc.

                                                /s/   Robert Wallace