Form 10KSB
period 2000-09-30
CARDIFF COMMUNICATIONS INC
filed 2000-12-29
CIK 17485

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 2000

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT  OF 1934


                        Commission File No.  0-5662

                          CARDIFF COMMUNICATIONS
          (Exact name of Registrant as specified in its charter)

                       NEVADA                          87-0267292
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

        10200 WEST 44TH AVENUE, SUITE 400, WHEAT RIDGE, CO 8033
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (303) 422-8127

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
 [ X] YES     [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

Revenue for the year ended September 30, 2000:   $3,800.

As of September 30 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of September 30 2000 the number of shares outstanding of the Registrant's Common Stock was 6,800,544.






                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          Cardiff Communications, Inc., ("the Company") was organized in December 1906 in the State of Utah under the name "Cardiff Industries."
Subsequently, the name was changed to "Cardiff Communications."   On July
12, 2000 the Company changed it's domicile to the State of Nevada. The Company has had no operations in the last 10 years.

          The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company currently has no office and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2000 there appeared to be little or no trading in the stock of the Company. As of September 30, 2000, the Company had approximately 1,165 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had revenue of $3,800 during the year ended September 30, 2000. Total stockholders' equity was $(64,566), as compared to $(65,366) at September 30, 1999. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

          The Company reported a net income of $800 for the year ended September 30, 2000, compared to a loss of $(2,366) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 2000.

          Statements of Operations for the years ended September 30, 2000 and September 30, 1999.

          Statement of Stockholders' Equity for the period from October 1, 1998 to September 30, 2000.

          Statement of Cash Flows for the years ended September 30, 2000 and September 30, 1999.

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

DIRECTORS AND EXECUTIVE OFFICERS

                           Age          Director
     Name                (2000)          Since     Position with the
Company
Robert Wallace              50           2000      President, CEO and Director
6975 South Union Park Drive
Suite 600
Salt Lake City UT 84047


Robert Wallace, President and Director, has been a teacher, counselor and school administrator in the Southern California for the last 30 years. Since his retirement from the school system, Mr. Wallace has been involved in several mergers and acquisitions for the past several years.

Mr. Wallace has a bachelors degree in animal husbandry from Brigham Young University, a masters degree in counseling psychology from Arizona State University, and a PHD in Counseling Psychology from USC.

ITEM 9.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     None.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     None.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Amount and Nature
      Name and Address          Of Beneficial        Percent of
      of Beneficial Owner          Ownership           Class

Robert Wallace                       -0-                  0 %
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

ITEM 12.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last year of the fiscal year ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Cardiff Communications, Inc.

                   By:  Robert Wallace

                   /s/  Robert Wallace

Dated: December 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Robert Wallace          President and Director
                            (Principal Executive and
                             Financial Officer)             December 21, 2000






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - September 30, 2000.

       Statements of Operations - For the years ended September 30, 2000 and September 30, 1999 and from October 1, 1998 to September 30, 2000.

       Statement of Stockholders' Equity - For the period from September 30, 1998 to September 30, 2000.

       Statement of Cash Flows - For the years ended September 30, 2000 and September 30, 1999.

       Notes to Financial Statements









                     INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
Cardiff Communications, Inc.
Salt Lake City, Utah


     We have audited the accompanying balance sheet of Cardiff Communications, Inc. as of September 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiff Communications, Inc. at September 30, 2000, and the results of its operations and cash flows for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles.

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




Salt Lake City, UT
November 9, 2000

                     CARDIFF COMMUNICATIONS, INC.
                            Balance Sheet


                                ASSETS

                                                          September 30,
                                                              2000
CURRENT ASSETS

     Interest receivable                               $        4,434

     TOTAL CURRENT ASSETS                              $       4,434


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Interest Payable                                       $        9,000
     Note Payable (Note 4)                                          60,000

     Total Current Liabilities
                                                                    69,000


STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock 10,000,000 shares
        authorized at $.001 par value;
        6,800,544 shares issued and outstanding                  6,801
     Capital in Excess of Par Value                              9,199
     Retained Deficit (dated 9/30/97 in conjunction with
        Quasi Reorganization)                                  (4,566)
     Subscriptions Receivable (Note 3)                        (76,000)
     Total Stockholders' Equity (Deficit)
                                                              (64,566)

                                                       $        4,434


                     CARDIFF COMMUNICATIONS, INC.
                       Statements of Operations



                                        For the Year         For the Year
                                        Ended                Ended
                                         September 30,       September 30,
                                               2000                  1999

REVENUE

     Interest Income                    $   3,800           $     634
EXPENSES

     Interest Expense                      3,000                3,000

            Total Expenses                  3,000               3,000

NET INCOME (LOSS) - Before Taxes            $800           $   (2,366)

     Taxes (Note 1)                          -                   -

INCOME (LOSS)                         $     800           $    (2,366)

Loss Per Common Share (Note 1)        $      -      $            -

Average Outstanding Shares             6,800,544             5,374,782


                     CARDIFF COMMUNICATIONS, INC.
                  Statements of Stockholders' Equity
            September 30, 1998 through September 30, 2000


                                            Capital in
                        Common     Common    Excess of          Retained
                        Shares     Stock     Par Value          Deficit

Balance, September
30, 1998              4,900,544     4,901          (64,901)       (3,000)

Issuance of
common shares for
note at $.04 per share 1,900,000     1,900   74,100       -

Loss for
the Year                 -            -                 -          (2,366)

Balance,
September
30, 1999              6,800,544       6,801      9,199           (5,366)

Loss for
the Year                 -              -            -              800

Balance,
September
30, 2000              6,800,544   $     6,801     9,199           (4,566)


                     CARDIFF COMMUNICATIONS, INC.
                       Statements of Cash Flows


                                          For the Year         For the Year
                                           Ended                  Ended
                                          September 30,         September 30,
                                            2000                  1999

CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $     800   $ (2,366)
   Increase (Decrease) in
      Interest receivable                   (3,800)      (634)
      Interest payable                       3,000      3,000
                                               -           -

CASH FLOWS FROM
  INVESTING ACTIVITIES                         -          -
                                               -         -
CASH FLOWS FROM
  FINANCING ACTIVITIES                         -         -
                                               -         -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  -         -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD         $                  -        $  -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $     -     $    -
   Taxes                                 $     -     $    -

NON CASH TRANSACTION
   Stock issued for Note                 $     -     $ 76,000




                     CARDIFF COMMUNICATIONS, INC.
                  Notes to the Financial Statements
                          September 30, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business - The Company was organized on December 8, 1906 in the State of Utah under the name of "Cardiff Industries." Subsequently,
the name was changed to  "Cardiff Communications, Inc.".   During the year,
the Company changed its domicile to the State of Nevada. The Company's management anticipates merging with an as yet unidentified on-going business in the future.


NOTE 2 -INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1999.

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences for the current year accordingly, no deferred tax liabilities have been recognized.

     No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $0 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2020. No tax benefit has been reported in the financial statements.

     Deferred tax assets and the valuation account at September 30, 2000 is as follows:

          Deferred tax asset:
             NOL carryforward                $             -
             Valuation allowance             $             -
             Total                           $             -


NOTE 3 -USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

                     CARDIFF COMMUNICATIONS, INC.
                  Notes to the Financial Statements
                          September 30, 2000



NOTE 4 - COMMON STOCK TRANSACTIONS

     In 1999, the Company issued 1,900,000 shares of common stock at $.04, for a note receivable of $76,000. The note bears interest at 5% and is payable on demand.

NOTE 5 - NOTE PAYABLE

     The company has issued an unsecured note payable in the amount of $60,000 bearing interest at 5% per year. Principle and interest of the note is due and payable on demand. The note payable is convertible into common stock at 75% of market value or par value, whichever is greater.

NOTE 6 - GOING CONCERN

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








We hereby consent to the use of our audit report of Cardiff Communications, Inc. dated for the year ended September 30, 2000 in the Form 10KSB Annual Report for the year 2000.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT