Form 10QSB
period 2000-12-31
CARDIFF COMMUNICATIONS INC
filed 2001-02-20
CIK 17485

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
               qzOf the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 2000

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


                            Yes X   No


                             6,800,544
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 30, 2001)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its financial position from September 30, 2000 through December 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                     CARDIFF COMMUNICATIONS, INC.
                            Balance Sheets


                                ASSETS


                                        December 31,   September 30,
                                            2000           1999
                                           (unaudited)
CURRENT ASSETS

  Interest Receivable                      $   5,384  $    4,434

  TOTAL ASSETS                             $   5,384   $   4,434


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                            14,069        -
  Interest Payable                             9,750       9,000
  Notes Payable (Note 3)                      60,000      60,000

  TOTAL LIABILITIES                           83,819      69,000


STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock 10,000,000 shares
     authorized at $.001 par value;
      6,800,544 shares issued and outstanding        6,801           6,801
  Capital in Excess of Par Value                     9,199           9,199
  Deficit Accumulated During Development Stage     (18,435)         (4,566)
  Subscriptions Receivable (Note 2)                (76,000)        (76,000)

  Total Stockholders' Equity (Deficit)             (78,435)        (64,566)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     5,384       $   4,434



                     CARDIFF COMMUNICATIONS, INC.
                       Statements of Operations
                             (unaudited)


                                         For the Three         For the Three
                                          Months Ended         Months Ended
                                          December 31,         December 31,
                                           2000                1999


REVENUE
     Interest Income                       $     950  $      950

EXPENSES
     Interest Expense                            750         750
     General and Administrative Expenses      14,069         -

NET INCOME (LOSS) - Before Taxes           $ (13,869) $      200

     Income Taxes                               -           -

INCOME (LOSS)                              $ (13,869)  $     200

Income Per Common Share                    $    -     $     -

Average Outstanding Shares                 6,800,544   6,800,544


                     CARDIFF COMMUNICATIONS, INC.
                       Statements of Cash Flows
                             (unaudited)

                                     For the Three    For the Three
                                     Months Ended     Months Ended
                                     December 31,     December 31,
                                         2000        1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
  Net Income (Loss)                        $ (13,869)  $     200
   Increase in Account Receivable               (950)       (950)
   Increase in Account Payable                14,819         750
                                                -            -

CASH FLOWS FROM
  INVESTING ACTIVITIES                          -           -

CASH FLOWS FROM
  FINANCING ACTIVITIES                          -          -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -           -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $    -      $    -

CASH PAID DURING THE PERIOD FOR:
   Interest                                $    -      $    -
   Income Taxes (Including
      Penalties & Interest)                $    -      $    -


                     CARDIFF COMMUNICATIONS, INC.
                  Notes to the Financial Statements
                          December 31, 2000

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     Management has elected to omit all of the disclosures for the interim financial statements ended December 31, 2000 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


NOTE 2 - COMMON STOCK TRANSACTIONS

     In 2000, the Company issued 1,900,000 shares of common stock at $.04, for a note receivable of $76,000. The note bears interest at 5% and is payable on demand.

NOTE 3 - NOTE PAYABLE

     On October 1, 1997, the Company converted an account payable for accrued wages to an officer for $60,000 to a convertible note payable bearing 5% interest and is convertible into common stock at 75% of market value or par value, whichever is greater.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(83,819) as operating capital at December 31, 2000. The Registrant intends to raise additional funds as needed through private sources.

     Results of Operation. Due to the lack of operations during the quarter ended December 31, 2000, the registrant had net loss of $(13,869).

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