Form 10QSB
period 2001-03-31
CARDIFF COMMUNICATIONS INC
filed 2001-05-21
CIK 17485

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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

Yes X                     No

6,800,544
(Number of shares of common stock the registrant had
outstanding as of May 14, 2001)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

                                                                                                          March 31,   September 30,
                                                                                                              2001                  2000
                                                                                                          Unaudited

Assets

Current Assets

                Interest Receivable                                                              $ 6,334             $ 4,434

                        Total Assets                                                                $ 6,334             $ 4,434

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                                $ 16,841           $   0
Interest Payable                                                                                       10,500               9,000
Notes Payable (Note 4)                                                                          60,000              60,000

                     Total Liabilities                                                                    87,341             69,000

Stockholders' Equity

Common Stock 10,000,000 Shares
Authorized at $.001 Par Value;
6,800,544 Shares Issued and Outstanding                                                 6,801              6,801
Capital in Excess of Par Value                                                                   9,199              9,199
Retained Deficit (dated 09/30/97 in Conjunction
with Quasi-Reorganization)                                                                      (21,007)           (4,566)
Subscriptions Receivable (Note 3)                                                            (76,000)        (76,000)

Total Stockholders' Equity (Deficit)                                                           (81,007)        (64,566)

Total Liabilities and Stockholders' Equity                                                   $ 6,334           $ 4,434

Cardiff Communications, Inc.
Statements of Operations
Unaudited

                                                              For the Three Months Ended        For the Six Months Ended
                                                                     March        March                      March        March
                                                                    31, 2001      31, 2000                 31, 2001     31, 2000

Revenue

Interest Income                                           $  950            $ 950                     $ 1,900       $ 1,900

Expenses

General & Administrative                             2,772                  0                       16,841             0
Interest Expense                                              750                750                       1,500          1,500

Net Income
Before Taxes                                               $ (2,572)        $ 200                $ (16,441)        $ 400

Taxes                                                                 0                   0                            0                    0

Income (Loss)                                              $ (2,572)        $ 200               $ (16,441)         $ 400

Loss Per
Common Share                                            $ (0.00)         $ (0.00)             $ (0.00)            $ (0.00)

Weighted Average
Shares Outstanding                                       6,800,544     6,800,544          6,800,544     6,800,544

Cardiff Communications, Inc.
Statements of Cash Flows
Unaudited

                                                                                                            For the Six Months Ended
                                                                                                                 March        March
                                                                                                                31, 2001      31, 2000
Cash Flows from
Operating Activities
Net Income (Loss)                                                                                $ (16,441)        $ 400
(Increase) in Account Receivable                                                                (1,900)      (1,900)
Increase in Account Payable                                                                       18,341         1,500

Net Cash Used by
Operating Activities                                                                                           0                  0

Cash Flows from
Investing Activities                                                                                              0                  0

Cash Flows from
Financing Activities                                                                                               0                  0

           Increase (Decrease) in
           Cash & Cash Equivalents                                                                             0                 0

           Cash and Cash Equivalents
           at the Beginning of Period                                                                             0                   0

         Cash and Cash Equivalents
         at End of Period                                                                                            $  0              $ 0

Non Cash Disclosure
            Interest                                                                                                      $ 0                $ 0
           Taxes                                                                                                            0                    0

Cardiff Communications, Inc.
Notes to the Financial Statements
March 31, 2001

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(81,007) as operating capital at March 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarters ended March 31, 2001 and 2000, the registrant had net income (loss) of $(2,572) and $200, respectively. For the six months ended March 31, 2001 and 2000, the Company had net income (loss) of $(16,441) and $400, respectively.

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

PART II

OTHER INFORMATION

Item 1.                                              Legal Proceedings                                        None
Item 2.                                              Changes in Securities                                    None
Item 3.                                               Defaults Upon Senior Securities                    None
Item 4.                                               Submission of Matters to a Vote of
                                                          Security Holders                                           None
Item 5.                                               Other Information                                          None
Item 6.                                                Exhibits and Reports on Form 8-K               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 14, 2001
Cardiff Communications, Inc.

By:  /s/
Robert Wallace