Form 10-Q
period 2001-06-30
CARDIFF COMMUNICATIONS INC
filed 2001-08-15
CIK 17485

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                                                   June 30, 2001

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

Yes                     X No

6,800,544
(Number of shares of common stock the registrant had
outstanding as of July 6, 2001)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

                                                                                  June 30,                         September 30,
                                                                                    2001                                   2000
                                                                                 Unaudited

Assets

Current Assets

Interest Receivable                                                    $ 7,284                              $ 4,434
Note Receivable (Note 3)                                           76,000                                       -

Total Assets                                                              $ 83,284                            $ 4,434

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                           16,841                                  $ -

Interest Payable                                                              11,250                                 9,000

Notes Payable (Note 4)                                                   60,000                               60,000

Total Liabilities                                                                 88,091                                69,000

Stockholders' Equity

Common Stock 10,000,000 Shares
Authorized at $.001 Par Value;
6,800,544 Shares Issued and Outstanding                          6,801                                  6,801
Capital in Excess of Par Value                                            9,199                                  9,199
Retained Deficit (dated 09/30/97 in Conjunction
with Quasi-Reorganization)                                              (20,807)                              (4,566)
Subscriptions Receivable (Note 3)                                             -                               (76,000)

Total Stockholders' Equity (Deficit)                                    (4,807)                            (64,566)

Total Liabilities and Stockholders' Equity                         $ 83,284                             $ 4,434

Cardiff Communications, Inc.
Statements of Operations
Unaudited

                                                                For the Three Months Ended             For the Nine Months Ended
                                                                    June                June                                    June          June
                                                                  30, 2001            30, 2000                        30, 2001      30, 2000
Revenue

Interest Income                                         $ 950                    $ 950                             $ 2,850      $ 2,850

Expenses

General & Administrative                                -                             -                                16,841             -

Interest Expense                                         750                          750                                2,250         2,250

Net Income
Before Taxes                                           $ 200                         $ 200                            $ (16,241)    $ 600

Taxes                                                             -                                -                                            -            -

Income (Loss)                                         $ 200                          $ 200                            $ (16,241)     $ 600

Loss Per
Common Share                                       $ (0.00)                        $ (0.00)                         $ (0.00)     $ (0.00)

Weighted Average
Shares Outstanding                                    6,800,544                   6,800,544            6 ,800,544  6,800,544

Cardiff Communications, Inc.
Statements of Cash Flows
Unaudited

                                                                                               For the Nine Months Ended
                                                                                                    June                     June
                                                                                                  30, 2001               30, 2000
Cash Flows from
Operating Activities

Net Income (Loss)                                                                   $ (16,241)                  $ 200
(Increase) in Account Receivable                                                   (2,850)                    (900)
Increase in Account Payable                                                         16,841                           -
Increase in Interest Payable                                                             2,250                       700
 Net Cash Used by
Operating Activities                                                                                -                          -

Cash Flows from
Investing Activities                                                                                   -                           -

Cash Flows from
Financing Activities                                                                                    -                         -

Increase (Decrease) in
Cash & Cash Equivalents                                                                           -                        -

Cash and Cash Equivalents
at the Beginning of Period                                                                            -                         -
Cash and Cash Equivalents
at End of Period                                                                                     $ -                        $ -

Non Cash Disclosure
Interest                                                                                                   $ -                        $ -

Taxes                                                                                                         -                           -

Cardiff Communications, Inc.
Notes to the Financial Statements
June 30, 2001

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(4,807) as operating capital at June 30, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarters ended June 30, 2001 and 2000, the registrant had net income of $200 and $200, respectively. For the nine months ended June 30, 2001 and 2000, the Company had net income (loss) of $(16,241) and $600, respectively.

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

Dated July 6, 2001 Cardiff Communications, Inc.

By:/s/

Robert Wallace