Form 10KSB
period 2001-09-30
CARDIFF COMMUNICATIONS INC
filed 2002-02-14
CIK 17485

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001

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

4766 South Holladay Blvd. Holladay, UT 84117
(Address of principal executive offices)

Registrant's telephone number including area code (801) 308-0011

6975 South Union Park Center #600, Salt Lake City UT 84047
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

6,800,544
(Number of shares of common stock the registrant had
outstanding as of February 12, 2002)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of its operations and changes in its financial position from September 30, 2001 through December 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheets

                                                                                    December 31,         September 30,
                                                                                           2001                       2001
                                                                                     Unaudited

Assets

Current Assets

Interest receivable                                                          $ 9,184                    $ 8,234

Total Assets                                                                   $ 9,184                     $ 8,234

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                    $ 17,695                     $ 17,695

Taxes payable                                                                 200                        -

Interest payable                                                         12,750                       12,000

Notes payable                                                           60,000                       60,000

Total Liabilities                                                          90,645                     89,695

Stockholders' Equity

Common stock 10,000,000 shares
authorized at $.001 par value;
6,800,544 shares issued and outstanding                  6,801                         6,801
Capital in excess of par value                                   9,199                         9,199
Retained deficit (dated 09/30/97 in conjunction
with quasi-reorganization)                                     (21,461)                     (21,461)
Subscriptions receivable                                        (76,000)                    (76,000)

Total Stockholders' Equity (Deficit)                       (81,461)                    (81,461)

Total Liabilities and Stockholders' Equity               $ 9,184                      $ 8,234

Cardiff Communications, Inc.
Statements of Operations
Unaudited

                                                                          For the Three                   For the Three
                                                                          Months Ended                  Months Ended
                                                                          December 31,                   December 31,
                                                                               2001                                   2000

Revenue

Interest Income                                                       $ 950                           $ 950

Expenses

General & Administrative                                             -                              14,069

Interest Expense                                                      750                                  750

Net Income - Before Taxes                                 $ 200                          $ (13,869)

Taxes                                                                    200                                    -

Income (Loss)                                                     $ -                               $ (13,869)

Loss Per Common Share                                     $ -                               $ -

Weighted Average Shares Outstanding                6,800,544                       6,800,544

Cardiff Communications, Inc.
Statements of Cash Flows
Unaudited

                                                                             For the Three                  For the Three
                                                                             Months Ended                Months Ended
                                                                             December 31,                 December 31,
                                                                                  2001                                 2000

Cash Flows from Operating Activities

Net Income (Loss)                                                   $ -                                   $ 200

(Increase) in Account receivable                                (950)                              (900)

Increase in Account payable                                         950                             700

Net Cash Used by
Operating Activities                                                      -                                 -

Cash Flows from Investing Activities                             -                                  -

Cash Flows from Financing Activities                            -                                 -

Increase (Decrease) in
cash & cash equivalents                                                -                                  -

Cash and cash equivalents
at the beginning of period                                              -                                  -

Cash and cash equivalents
at end of period                                                         $ -                                $ -

Non Cash Disclosure

Interest                                                                       $ -                               $ -

Taxes                                                                           -                                  -

Cardiff Communications, Inc.
Notes to the Financial Statements
December 31, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended December 31, 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2001. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(81,461) as operating capital at December 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarters ended December 31, 2001 and 2000, the registrant had net income (loss) of $0 and $(13,869) respectively.

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

Dated February 13, 2002 Cardiff Communications, Inc.

/s/ Robert Wallace