Form 10QSB
period 2001-12-31
CARDIFF COMMUNICATIONS INC
filed 2002-02-14
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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
incorporation or organization)                                                                    Identification No.)

4766 South Holladay Boulevard, Holladay, Utah 84117

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code:                         (801) 308-0011

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended September 30, 2001: $3,800.

As of January 14, 2002 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of January 14, 2002 the number of shares outstanding of the Registrant's Common Stock was 6,800,544.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cardiff Communications, Inc., ("the Company") was organized in December 1906 in the State of Utah under the name "Cardiff Industries." Subsequently, the name was changed to "Cardiff Communications." On July 12, 2001 the Company changed it's domicile to the State of Nevada. The Company has had no operations in the last 10 years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Because this report is being prepared in 2002, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2001 there appeared to be little or no trading in the stock of the Company. As of January 14, 2002, the Company had approximately 1,165 shareholders of record.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company had revenue of $3,800 during the year ended September 30, 2001. Total stockholders' equity was $(81,461), as compared to $(64,566) at September 30, 2000. The Company has no operating capital for future operations.

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

Results of Operations

The Company reported a net loss of $(16,895) for the year ended September 30, 2001, compared to a net income of $800 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

Independent Auditors' Report

Balance Sheets as of September 30, 2001.

Statements of Operations for the years ended September 30, 2001 and September 30, 2000.

Statement of Stockholders' Equity for the period from October 1, 1998 to September 30, 2001.

Statement of Cash Flows for the years ended September 30, 2001 and September 30, 2000.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
Cardiff Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cardiff Communications, Inc. as of September 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit. The financial statements of Cardiff Communications, Inc., as of September 30, 2000, were audited by other auditors whose report dated November 9, 2001, expressed an unqualified opinion on those statements, therefore we offer no opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiff Communications, Inc. at September 30, 2001, and the results of its operations and cash flows for the year ended September 30, 2001 in conformity with generally accepted accounting principles.

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

Salt Lake City, UT
January 14, 2002

Cardiff Communications, Inc.
Balance Sheet

ASSETS

                                                                                                      September 30,
                                                                                                             2001

CURRENT ASSETS

Interest receivable                                                                             $ 8,234

TOTAL CURRENT ASSETS                                                         $ 8,234

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                                       $ 17,695

Interest Payable                                                                            12,000

Note Payable (Note 4)                                                                 60,000

Total Current Liabilities                                                                89,695

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock 10,000,000 shares
authorized at $.001 par value;
6,800,544 shares issued and outstanding                                       6,801
Capital in Excess of Par Value                                                       9,199
Retained Deficit (dated 9/30/97 in conjunction with
Quasi Reorganization)                                                                 (21,461)
Less Subscriptions Receivable (Note 6)                                      (76,000)

Total Stockholders' Equity (Deficit)                                             (81,461)

Total Liabilities & Stockholders' Equity (Deficit)                          $ 8,234

Cardiff Communications, Inc.
Statements of Operations

                                                                                             September 30,            September 30,
                                                                                                      2001                          2000

REVENUE

Interest Income                                                                         $ 3,800                           $ 3,800

EXPENSES

General & Administrative                                                             17,645                            -

Interest Expense                                                                            3,000                       3,000

Total Expenses                                                                           20,645                      3,000

NET INCOME (LOSS) - Before Taxes                                     (16,845)                      800

Taxes (Note 1)                                                                                  50                             -

INCOME (LOSS)                                                                     $ (16,895)                $ 800

Loss Per Common Share (Note 1)                                                       -                          -

Weighted Average Outstanding Shares                                      6,800,544             6,800,544

Cardiff Communications, Inc.
Statements of Stockholders' Equity
September 30, 1998 through September 30, 2001

                                                                                                                                    Capital In
                                                                       Common Common   Excess of Retained
                                                                        Shares        Stock    Par Value                   Deficit

Balance, September 30, 1998                         4,900,544     4,901   (64,901)               (3,000)

Issuance of common shares

for note at $.04 per share                               1,900,000      1,900     74,100                   -

Loss for the Year Ended
September 30, 1999                                                                                                     (2,366)

Balance, September 30, 1999                         6,800,544    6,801        9,199                (5,366)

Loss for the Year Ended
September 30, 2000                                                                                                         800

Balance, September 30, 2000                        6,800,544     6,801        9,199                (4,566)

Loss for the Year Ended
September 30, 2001                                                                                                     (16,895)

Balance, September 30, 2001                         6,800,544    $ 6,801     $ 9,199           $ (21,461)

Cardiff Communications, Inc.

Statements of Cash Flows

                                                                                        September 30,               September 30,
                                                                                              2001                                 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                             $ (16,895)                           $ 800

Increase (Decrease) in
Interest Receivable                                                                  (3,800)                           (3,800)

Accounts Payable                                                                   17,695                                 -

Interest Payable                                                                        3,000                             3,000

Net Cash Provided by Operating Activities                                    -                                    -

CASH FLOWS FROM INVESTING ACTIVITIES                   -                                     -

CASH FLOWS FROM FINANCING ACTIVITIES                  -                                     -

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                    -                                     -

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                           -                                   -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                 $ -                               $ -

CASH PAID DURING THE PERIOD FOR:
Interest                                                                                         $ -                                 $ -

Taxes                                                                                              -                                   -

Cardiff Communications, Inc.
Notes to the Financial Statements
September 30, 2001

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

The Company has cumulative net operating loss carryforwards of approximately $20,000 at September 30, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2001 have been offset by valuation reserves of the same amount.

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

Cardiff Communications, Inc.

Notes to the Financial Statements
September 30, 2001

NOTE 4 - NOTE PAYABLE

The Company issued a convertible note payable in place of an outstanding accounts payable in the amount of $60,000. The note is convertible to the Company's common shares at par value per share, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates of each other. The note carries an interest rate of 5% per annum and is due on demand. As of September 30, 2001 accrued interest on the note totals $12,000.

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

NOTE 6 - SUBSCRIPTIONS RECEIVABLE

In 1999, the Company issued 1,900,000 shares of common stock at $.04 par value, for a note receivable of $76,000. The note bears interest at 5% and is due on demand.

PART III

ITEM 8. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                              Age                       Director             Position with
Name                   (2001)                      Since                   Company
Robert Wallace        51                        2000                   President, CEO and Director
4766 South Holladay Boulevard
Holladay, Utah 84117

Robert Wallace, President and Director, has been a teacher, counselor and school administrator in the Southern California for the last 30 years. Since his retirement from the school system, Mr. Wallace has been involved in several mergers and acquisitions during the past several years.

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

None.

Compensation of Non-Employee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                         Amount and Nature
Name and Address                                 of Beneficial                    Percent of
of Beneficial Owner                                 Ownership                            Class

Robert Wallace                                             -0-                                   0%
4766 South Holladay Boulevard
Holladay, Utah 84117

Item 12. Certain Relationships and Related Transactions

Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

Item 12. Exhibits, and Reports on Form 8-K

(a) Exhibits

None

(b) The Registrant filed no current reports on Form 8-K during the last year of the fiscal year ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiff Communications, Inc.

By: Robert Wallace

/s/ Robert Wallace

Dated: January 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Robert Wallace President and Director
(Principal Executive and
Financial Officer) January 14, 2002