Form 10KSB/A
period 1999-09-30
CARDIFF COMMUNICATIONS INC
filed 2002-07-16
CIK 17485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB/A

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT  OF 1934

For the fiscal year ended September 30, 1999

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission File No.  0-5662

                  CARDIFF COMMUNICATIONS, INC.
                          (Formerly Cardiff Industries, Inc.)
                (Exact name of Registrant as specified in its charter)
                        NEVADA                      87-0267292
                 (State or other jurisdiction of                                                      (IRS Employer
                 incorporation or organization)                                                     Identification No.)

                 4766 Holladay Boulevard,    Holladay,   UT   84117
                    (Address and zip code of principal executive offices)
Registrant's telephone number, including area code: (801) 273.9300
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

 Cardiff Communications, Inc.,  ("the Company") was organized in December 1906 in the State of Utah under the name Cardiff Mining & Milling Company.  During the 60's the Company changed its name to Cardiff Industries, Inc. and sold its mining operations.  During the next decade the Company focused its operations on the television and radio industry.  Subsequently, the name was changed to Cardiff
Communications in 1980.   Subsequent to the period encompassed in this filing, the Company changed it's domicile to the state of Nevada.  The Company has had no operations in the last 10 years.

 The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities.

 In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, the management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

 The Company currently maintains its corporate presence from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

 The Company is not currently trading in any public markets and  has not been able to obtain any
reliable trading history for the period reported.   As of September 30, 1999, the Company had approximately
1,165  shareholders of record.

 The Company has not declared any cash dividends on its Common Stock in the last thirty years and its Board of Directors has no present intention of declaring any dividends.  For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Financial Condition

 The Company had revenue of $634 during the year ended September 30, 1999.  Total stockholders' equity was  $10,634, as compared to a deficit of $(63,000) at September 30, 1998. The
Company has  no operating capital for future operations.

Liquidity and Capital Resources

 The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire.  At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.  Historically, the
Company has been successful in raising operational capital.  There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

  The Company reported a net loss of $2,366 for the year ended September 30, 1999, compared to a  loss of $3,000 for the previous year.  The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1)   The following financial statements of the Company and its subsidiaries have been filed as part of this  report.

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
EQUITY
$ 76,634

Cardiff Communications, Inc.

Statements of Operations

For the Year Ended
September 30, 1999
For the Year Ended
September 30, 1998

REVENUE

Interest Income
$ 634
$ -

EXPENSES

Interest Expense
3,000
3,00

Total Expenses
3,000
3,000

NET INCOME (LOSS) - Before Taxes

$ (2,366)
$ (3,000)

Taxes (Note 1)
0
0

INCOME (LOSS)
$ (2,366)
$ (3,000)

Loss Per Common Share (Note 1)
0
0

Average Outstanding Shares
5,374,782
4,899,782

Cardiff Communications, Inc.
Statements of Stockholders' Equity
October 1, 1997 through September 30, 1999

Common
Shares
Common
Stock
Capital in
Excess of Par
Value
Retained
Deficit

Balance, October 1, 1997
4,899,782
195,991
(255,991)
0

Loss for the Year
0
0
0
(3,000)

Balance, September 30,
1998
4,899,782
195,991
(255,991)
(3,000)

Issuance of common shares
for note at $.04 per share
1,900,000
76,000
0
0

Loss for the Year
0
0
0
(2,366)

Balance, September 30,
1999
6,799,782
$ 271,991
(255,991)
(5,366)

Cardiff Communications, Inc.
Statements of Cash Flows

For the Year Ended
September 30, 1999
For the Year Ended
September 30, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income (Loss)
$ (2,366)
$ (3,000)

    Increase (Decrease) in Interest
receivable
$ (634)
$ 0

Interest payable
$ 3,000
$ 3,000

CASH FLOWS FROM INVESTING
ACTIVITIES
$ 0
$ 0

CASH FLOWS FROM FINANCING
ACTIVITIES
$ 0
$ 0

INCREASE (DECREASE) IN CASH

  AND CASH EQUIVALENTS

$ 0
$ 0

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD
$ 0
$ 0

CASH AND CASH EQUIVALENTS
AT END OF PERIOD
$ 0
$ 0

CASH PAID DURING THE PERIOD
FOR

Interest
$ 0
$ 0

Taxes
$ 0
$ 0

NON CASH TRANSACTION

Stock issued for Note
$ 76,000
$ 0

Cardiff Communications, Inc.
Notes to the Financial Statements
September 30, 1999

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business - The Company was organized on December 8, 1906 in the State  of Utah under the name of "Cardiff Industries." Subsequently, the name was changed to Cardiff Communications,
Inc.     The Company is in the process of changing its domicile to the State of Nevada. The Company's management anticipates merging with an as yet unidentified on-going business in the future.

NOTE 2 USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

NOTE 3  COMMON STOCK TRANSACTIONS

     In 1999, the Company issued 1,900,000 shares of common stock at $.04, for a note receivable of $76,000.
The note bears interest at 5% and is payable on demand.

NOTE 4  NOTE PAYABLE

     On October 1, 1997, the Company converted an account payable for accrued wages to an officer for
$60,000 to a convertible note payable bearing 5% interest and is convertible into  common stock at 75% of market value or par value, whichever is greater.

NOTE 5  GOING CONCERN

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

s/s Crouch, Bierwolf & Chisholm
Salt Lake City, UT

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

 None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The following information is furnished with respect to the Company's Board of Directors and executive officers.  There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                                                            Age          Director
Name                                                        (1999)         Since                             Position with the
Company
Shar Lynn Kynaston                                            49           1999                              President, CEO and
Director
4766 Holladay Boulevard
Holladay,    UT        84117

Shar Lynn Kynaston, 49, Graduated Davis High School 1968, Graduated Salt Lake City College of Medical
and Dental Assistants 1968, Married with 2 children, Employed Kaysville Medical Center August 1968 to July
1976, Employed Internal Revenue Service July 1976 to August 1992, Co-Owner LK Trucking 1978,
Co-Owner LK Rodeo Company 1978.

ITEM 10.  EXECUTIVE COMPENSATION

 Compensation of Executive Officers and Directors

      None.

 Employment Agreements and Other Compensation Arrangements

      None.

 Compensation of Non-Employee Directors

      None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                                                  Amount and Nature
     Name and Address                               Of Beneficial                                                Percent of
     of Beneficial Owner                             Ownership                                                    Class

International Venture Capital
   & Advisory, Inc.                                       1,900,000                                                       28%

4766 Holladay Boulevard

Holladay        UT       84117

Stanley Searle                                              1,165,219                                                        17%
P.O. Box 39
Monument, CO          80132

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(A)  Exhibits

         Exhibit
         No.                            Description

         23.01       Consent of Crouch, Bierwolf & Chisholm*

         27.01       Financial Data Schedule*

(b) The Registrant filed no current reports on Form 8-K during the last year of the fiscal year ended
September 30, 1999.

*Exhibits were previously filed with the September 30, 1999 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant
has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                         Cardiff Communications, Inc.

                                                                                                         By:  Robert Wallace

                                                                                                          /s/ Robert Wallace

Dated: July 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                             TITLE                                            DATE

/s/ Robert Wallace                                         President and Director
                                                           (Principal Executive and
                                                             Financial Officer)                                   July 8, 2002