Form 10KSB/A
period 2000-09-30
CARDIFF COMMUNICATIONS INC
filed 2002-07-16
CIK 17485

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
          (State or other jurisdiction of               (IRS Employee
          incorporation or organization)                Identification No.)

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
Form 10-K.    [    ]
Revenue for the year ended September 30, 2000:   $3800.

As of September 30, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant.  This is due to the low or almost non-existing trading of the Registrant's
Securities.

As of September 30, 2000 the number of shares outstanding of the Registrant's Common Stock was
6,800,544.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

 None

PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

 The Company is not currently trading in any public markets and has not been able to obtain any
reliable trading history for the period reported.   As of September 30, 2000, the Company had approximately
1218  shareholders of record.

 The Company has not declared any cash dividends on its Common Stock in the last thirty years and its Board of Directors has no present intention of declaring any dividends.  For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
Financial Condition

 The Company had revenue of $3800 during the year ended September 30, 2000.  Total stockholders' deficit was $(64,566), as compared to a stockholders  equity of $10,634 at September 30, 1999.
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

Results of Operations

  The Company reported a net income of $800 for the year ended September 30, 2000, compared to a  loss of $(2,300) for the previous year.  The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of September 30, 2000.

Statements of Operations for the years ended September 30, 2000 and September 30, 1999.

Statement of Stockholders' Equity for the period from October 1, 1997 to September 30, 2000.

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
4,434

TOTAL ASSETS
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
(4,566)

Subscriptions Receivable (Note 3)
(76,000)

Total Stockholders' Equity (Deficit)
(64,566)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
$ 4,434

Cardiff Communications, Inc.

Statements of Operations

For the Year Ended
September 30, 2000
For the Year Ended
September 30, 1999

REVENUE

Interest Income
3,800
$ 634

EXPENSES

Interest Expense
3,000
3,000

Total Expenses
3,000
3,000

NET INCOME (LOSS) - Before Taxes

$ 800
$ (2,366)

Taxes (Note 1)
0
0

INCOME (LOSS)
800
$ (2,366)

Loss Per Common Share (Note 1)
0
0

Average Outstanding Shares
6,800,544
5,374,782

Cardiff Communications, Inc.
Statements of Stockholders' Equity
October 1, 1998 through September 30, 2000

Common
Shares
Common
Stock
Capital in
Excess of Par
Value
Retained
Deficit

Balance, October 1, 1998
4,900,544
4,901
(64,901)
(3,000)

Issuance of common shares
for note at $.04 per share

1,900,000

1900

74,100

0

Loss for the Year
0
0
0
(2,366)

Balance, September 30,
1999
6,800,544
6,801
9,199
(5,366)

Loss for the Year
0
0
0
(800)

Balance, September 30,
2000
6,800,544
6,801
9,199
(4,566)

Cardiff Communications, Inc.
Statements of Cash Flows

For the Year Ended
September 30, 2000
For the Year Ended
September 30, 1999

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income (Loss)
$ 800
$ (2,366)

    Increase (Decrease) in Interest
receivable
$ (3,800)
$ (634)

Interest payable
$3,000
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

NOTE 2INCOME TAXES

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

NOTE 3 USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

NOTE 4  COMMON STOCK TRANSACTIONS

 In 1999, the Company issued 1,900,000 shares of common stock at $.04, for a note receivable of $76,000.  The note bears interest at 5% and is payable on demand.

NOTE 5  NOTE PAYABLE

 The company has issued an unsecured note payable in the amount of $60,000 bearing interest at 5% per year.  Principle and interest of the note is due and payable on demand.  The note  payable is convertible into common stock at 75% of market value or par value, whichever is greater.

NOTE 6  GOING CONCERN

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

Directors and Executive Officers

                                                             Age          Director
Name                                                        (2000)         Since                             Position with the
Company
Robert Wallace                                            65            1999                              President, CEO and
Director
4766 Holladay Boulevard
Holladay,    UT        84117

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

ITEM 13.  EXHIBITS, AND REPORTS ON FORMS 8-K

(A)  Exhibits.   None

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