Form 10KSB/A
period 2001-09-30
CARDIFF COMMUNICATIONS INC
filed 2002-07-16
CIK 17485

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required ofile such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended September 30, 2001: $3,800.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

Financial Condition

The Company had revenue of $3,800 during the year ended September 30, 2001. Total stockholders' deficit was $(81,461), as compared a stockholders deficit of $(64,566) at September 30, 2000. The Company has no operating capital for future operations.

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

NOTE 2 INCOME TAXES

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

NOTE 4  NOTE PAYABLE

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

NOTE 6  SUBSCRIPTIONS RECEIVABLE

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

Directors and Executive Officers

                Age        Director Position with
  Name          (2001)        Since      Company

Robert Wallace   66         1999 President, CEO and Director
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