Form 10QSB
period 2002-03-31
CARDIFF COMMUNICATIONS INC
filed 2002-07-16
CIK 17485

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended:                 March 31, 2002

Commission File Number: 0-5662

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

3766 South Holladay Blvd. Holladay, UT 84117
(Address of principal executive offices)

Registrant's telephone number including area code: (801) 273.9300

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

Yes X No

6,800,544
(Number of shares of common stock the registrant had
outstanding as of July 8, 2002)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and changes in its financial position from September 30, 2001 through March 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheets

                                                                                      March 30,          September 30,
                                                                                         2002                     2001
                                                                                 (Unaudited)

Assets

Current Assets

Interest receivable                                                       $ 10,134                   $ 8,234

Total Assets                                                               $ 10,134                     $ 8,234

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                      $ 4,450                     $ 17,695

Interest payable                                                         13,500                        12,000

Note Payable                                                            15,945                              -

Notes payable                                                           60,000                         60,000

Total Liabilities                                                         93,895                           89,695

Stockholders' Equity

Common stock 10,000,000 shares
authorized at $.001 par value;
6,800,544 shares issued and outstanding                6,801                                  6,801
Capital in excess of par value                                  9,199                                9,199
Retained deficit                                                    (23,761)                            (21,461)
Subscriptions receivable                                        (76,000)                           (76,000)

Total Stockholders' Equity (Deficit)                      (83,761)                             (81,461)

Total Liabilities and Stockholders' Equity             $ 10,134                              $ 8,234

Cardiff Communications, Inc.

Statements of Operations
Unaudited

                                                                                For the Three Months Ended   For the Six Months Ended
                                                                                    March     March                        March      March
                                                                                  31, 2002    31, 2001                  31, 2002   31, 2001

Revenue

Interest Income                                                          $ 950        $ 950                            $ 1,900    $ 1,900

Total Revenue                                                              950            950                               1,900     1,900

Expenses

General & Administrative                                          2,500            2,772                           2,500       16,841

Interest Expense                                                           750              750                           1,500        1,500

Total Expenses                                                           3,250           3,522                          4,000      18,341

Loss from

Operations                                                               (2,300)         (2,572)                         (2,100)     (16,441)

Taxes                                                                              -                -                                  200            -

Income (Loss)                                                         $ (2,300)    $ (2,572)                      $ (2,300) $ (16,441)

Loss Per Common Share                                          $ (0.00)     $ (0.00)                        $ (0.00) $ (0.00)

Weighted Average
Shares Outstanding                                                 6,800,544    6,800,544                   6,800,544 6,800,544

Cardiff Communications, Inc.
Statements of Cash Flows
Unaudited

                                                                                                  For the Six            For the Six
                                                                                                Months Ended        Months Ended
                                                                                                   March 31,              March 31,
                                                                                                       2002                          2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                   $ (2,300)                      $ (16,441)

(Increase) in Account Receivable                                                 (1,900)                          (1,900)

Increase in Account Payable                                                        (11,745)                        18,341

Net Cash Used by Operating Activities                                         (15,945)                         -

Cash Flows from Investing Activities                                               -                                    -

Net Cash Used by Investing Activities                                              -                                   -

Cash Flows from Financing Activities
Increase in Note Payable                                                               15,945                           -

Net Cash Used by Financing Activities                                           15,945                          -

Increase (Decrease) in
Cash & Cash Equivalents                                                                    -                               -

Cash and Cash Equivalents
t the Beginning of Period                                                                     -                             -

Cash and Cash Equivalents
at End of Period                                                                           $ -                                  $ -

Non Cash Disclosure
Interest                                                                                         $ -                                   $ -

Taxes                                                                                              -                                       -

Cardiff Communications, Inc.
Notes to the Financial Statements
March 31, 2002

NOTE 1 INTERIM FINANCIAL STATEMENTS

The financial statements for the six months ended March 31, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2002. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(83,761) as operating capital at March 31, 2002. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarters ended March 31, 2002 and 2001, the registrant had net loss of $2,300 and $2,572 respectively. For the six months ended March 31, 2002 and 2001, the Company had net loss of $2,300 and $16,441, respectively.

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

Dated July 8, 2002 Cardiff Communications, Inc.

/s/ Robert Wallace