Form 10QSB
period 2002-06-30
CARDIFF COMMUNICATIONS INC
filed 2002-07-26
CIK 17485

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2002

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

Yes X No

6,800,544
(Number of shares of common stock the registrant had
outstanding as of July 12, 2002)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and changes in its financial position from September 30, 2001 through June 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

                                                                                                June          September
                                                                                              30, 2002         30, 2001
                                                                                            (Unaudited)

Assets

Current Assets

Interest Receivable                                                                $ 11,084                 $ 8,234

Total Current Assets                                                             $ 11,084                   $ 8,234

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                               $ 5,225                        $ 17,695

Interest Payable                                                                  14,574                           12,000

Note Payable - Related Party                                              16,212                               -

Note Payable                                                                      60,000                            60,000

Total Current Liabilities                                                        96,011                          89,695

Stockholders' Equity (Deficit)

Common Stock 10,000,000 Shares
Authorized at $.001 Par Value;
6,800,544 Shares Issued and Outstanding                        6,801                              6,801
Capital in Excess of Par Value                                          9,199                              9,199
Retained Deficit                                                            (24,927)                           (21,461)

Less Subscriptions Receivable                                      (76,000)                             (76,000)

Total Stockholders' Equity (Deficit)                                  84,927)                            (81,461)

Total Liabilities & Stockholders' Equity (Deficit)            $ 11,084                             $ 8,234

Cardiff Communications, Inc.
Statements of Operations
Unaudited

                                                                         For the Three Months Ended    For the Nine Months Ended
                                                                                   June       June                          June        June
                                                                               30, 2002    30, 2001                  30, 2002     30, 2001

Revenue

Interest Income                                                       $ 950          $ 950                       $ 2,850     $ 2,850

Total Revenues                                                           950             950                         2,850         2,850

Expenses

General & Administrative                                         1,042               -                            3,542        16,841

Interest Expense                                                       1,074              750                        2,574        2,250

Total Expenses                                                         2,116              750                        6,116         19,091

Net Income (Loss)
Before Taxes                                                            (1,166)             200                         (3,266)  (16,241)

Taxes                                                                         -                        -                               200             -

Income (Loss)                                                         $ (1,166)       $ 200                         $ (3,466)  $ (16,241)

Loss Per
Common Share                                                        $ (0.00)        $ (0.00)                      $ (0.00)    $ (0.00)

Weighted Average
Shares Outstanding                                                    6,800,544   6,800,544                 6,800,544 6,800,544

Cardiff Communications, Inc.
Statements of Cash Flows
Unaudited

                                                                                          For the Nine Months Ended
                                                                                                   June             June
                                                                                                    30, 2002 30, 2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                     $ (3,466) $ (16,241)

(Increase) in Account Receivable                                                        (2,850) (2,850)

Increase in Account Payable                                                                (9,896) 19,091

Net Cash Used by Operating Activities                                                (16,212) -

Cash Flows from Investing Activities                                                         -             -

Cash Flows from Financing Activities

Increase In Notes Payable                                                                    16,212       -

Net Cash Provided by Financing Activities                                            16,212       -

Increase (Decrease) in Cash & Cash Equivalents                                       -            -

Cash and Cash Equivalents  at the Beginning of Period                                -             -

Cash and Cash Equivalents
at End of Period                                                                                    $ -              $ -

Non Cash Disclosure Interest                                                                 $ -              $ -

Taxes                                                                                                       -                 -

Cardiff Communications, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended June 30, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(84,927) as operating capital at June 30, 2002. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarters ended June 30, 2002 and 2001, the registrant had net loss of $1,166 and $200, respectively. For the nine months ended June 30, 2002 and 2001, the Company had net loss of $3,466 and $16,241 respectively.

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

Dated July 12, 2002 Cardiff Communications, Inc.

By:

Robert Wallace