Form 10QSB
period 2002-12-31
CARDIFF COMMUNICATIONS INC
filed 2003-02-18
CIK 17485

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2002

Commission File Number: 0-5662

     CARDIFF COMMUNICATIONS, INC
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

Yes X No

9,820,544
(Number of shares of common stock the registrant had
outstanding as of February 10, 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of its operations and changes in its financial position from September 30, 2001 through December 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

Assets
	December 31, 2002	September 30, 2002
Current Assets
Cash	$ 200	$ 200
Total Assets	200	200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	7,232	6,381
Interest Payable	16,782	15,643
Note Payable	77,074	77,074
Total Current Liabilities	101,088	99,098
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,820,544 and 6,800,544 Shares Issued and Outstanding, Respectively	9,821	9,821
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(45,988)	(43,998)
Less Subscriptions Receivable	-	-
Total Stockholders' Equity (Deficit)	(100,888)	(98,898)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.
Statements of Operations
Unaudited

	For The Three Months Ended
	December 31, 2002	December 31, 2001
Revenue	$ -	$ -
Expenses
General & Administrative	851	-
Total Operating Expenses	851	-
Net (Loss)	(851)	-
Other Income (Expenses)
Interest Income	-	950
Interest (Expense)	(1,139)	(750)
Total Other Income (Expenses)	(1,139)	200
Net Income (Loss) - Before Taxes	(1,990)	200
Taxes	-	200
Net Income (Loss)	$ (1,990)	$ -
Loss per Common Share	$ -	$ -
Weighted Average Outstanding Shares	9,820,544	6,800,544

Cardiff Communications, Inc.
Statements of Cash Flows
Unaudited

	December 31, 2002	December 31, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$ (1,990)	$ -
Changes in Operating Assets & Liabilities;
(Increase) Decrease in Interest Receivable	-	(950)
Increase in Accounts Payable	851	-
Increase in Interest Payable	1,139	950
Net Cash (Used) by Operating Activities	-	-

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	-	-
Increase (Decrease) in Cash	-	-
Cash, Beginning of Period	200	-
Cash, End of Period	$ 200	$ -
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Historically, the Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $1,990 and $0 for the quarters ended December 31, 2002, and December 31, 2001, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

Dated February 10, 2003

Cardiff Communications, Inc.

By:

Robert Wallace

SECTION 302 CERTIFICATION

I, Robert Wallace, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cardiff Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/

Robert Wallace

Chief Executive Officer

And Principal Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 10, 2003

Robert Wallace, Chief Executive Officer
And Principal Accounting Officer