Form 10KSB
period 2002-09-30
CARDIFF COMMUNICATIONS INC
filed 2003-07-21
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 05662

CARDIFF COMMUNICATIONS
(Exact name of Registrant as specified in its charter)

                          NEVADA                                                                        870267292
                 (State or other jurisdiction of                                                  (IRS Employer
                     incorporation or organization)                                               Identification No.)

378 North Main, #124; Layton, UT 84041

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497.9075

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ X ]

Revenue for the year ended September 30, 2002: $0

As of July 1, 2003 it is unclear as to the aggregate market value of the voting stock held by nonaffiliates of the Registrant. This is due to the low or almost nonexisting trading of the Registrant's Securities.

As of July 1, 2003 the number of shares outstanding of the Registrant's Common Stock was 9,820,544.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cardiff Communications, Inc., ("the Company") was organized in December 1906 in the State of Utah under the name Cardiff Mining & Milling Company. During the 60's the Company changed its name to Cardiff Industries, Inc. and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. Subsequently, the name was changed to Cardiff Communications in 1980 and later changed it's domicile to the state of Nevada. The Company has had no operations in the last 10 years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is not currently trading in any public markets and has not been able to obtain any reliable trading history for the period reported. As of July 1, 2003, the Company had approximately 1,165 shareholders of record.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended September 30, 2002. The total accumulated deficit was $43,998, as compared $21,461 at September 30, 2001. The Company has no operating capital for future operations.

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

Results of Operations

The Company reported a net loss of $22,537 for the year ended September 30, 2002, compared to a net loss of $16,895 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of September 30, 2002.

Statements of Operations for the years ended September 30, 2002 and September 30, 2001.

Statement of Stockholders' Equity for the period from October 1, 2000 to September 30, 2002.

Statement of Cash Flows for the years ended September 30, 2002 and September 30, 2001.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
Cardiff Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cardiff Communications, Inc., as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiff Communications, Inc., at September 30, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, UT
January 13, 2003

Cardiff Communications, Inc.
Balance Sheet

Assets
	September 30, 2002	September 30, 2001
Current Assets
Cash	$ 200	$
Interest receivable		8,234
Total Current Assets	$ 200	$ 8,234

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$6,381	$17,695
Interest Payable	15,643	12,000
Note Payable (Note 5)	77,074	60,000
Total Current Liabilities	99,098	89,695
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,820,544 and 6,800,544 Shares Issued and Outstanding, Respectively	9,821	6,801
Capital in Excess of Par Value	(64,721)	9,199
Retained Deficit	(43,998)	(21,461)
Less Subscriptions Receivable (Note 7)	$	$ (76,000)
Total Stockholders' Equity (Deficit)	(98,898)	(81,461)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 8,234

Cardiff Communications, Inc.
Statements of Operations

	September 30, 2002	September 30, 2001
Revenue	$	$
Expenses
General & Administrative	18,894	17,645
Total Operating Expenses	18,894	17,645
Net (Loss)	(18,894)	(17,645)
Other Income (Expenses)
Interest Income		3,800
Interest (Expense)	(3,643)	3,000
Total Other Income (Expenses)	(3,643)	800
Net Income (Loss) Before Taxes	(22,537)	(16,845)
Taxes (Note 3)		50
Net Income (Loss)	$ (22,537)	$ (16,895)
Loss per Common Share (Note 7)	$	$
Weighted Average Outstanding Shares	6,833,969	6,800,544

Cardiff Communications, Inc.
Statements of Stockholders' Equity
October 1, 2000 through September 30, 2002

	Common Shares	Common Stock	Capital In Excess ofPar Value	RetainedDeficit
Balance, October 1, 2000	6,800,544	6,801	9,199	(4,566)
Loss for the Year Ended September 30, 2001				(16,895)
Balance, September 30, 2001	6,800,544	6,801	9,199	(21,461)
Shares Issued for Cash at $.001 Per Share	20,000	20	180
Shares Canceled	(1,900,000)	(1,900)	(74,100)
Shares Issued for Services at $.001 Per Share	4,900,000	4,900
Loss for the Year Ended September 30, 2002				(22,537)
Balance, September 30, 2002	9,820,544	$9,821	$ (64,721)	$(43,998)

Cardiff Communications, Inc.

Statements of Cash Flows

	September 30, 2002	September 30, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$ (22,537)	$ (16,895)
Changes in Operating Assets & Liabilities;
Stock Issued for Services	4,900
(Increase) Decrease in Interest Receivable	8,234	(3,800)
Increase in Accounts Payable	(11,314)	17,695
Increase in Interest Payable	3,643	3,000

Net Cash (Used) by Operating Activities	(17,074)

Cash Flows from Investing Activities

Cash Flows from Financing Activities

Issuance of Stock for Cash	200
Proceeds from Notes Payable	17,074

Net Cash Provided by Financing Activities	17,274
Increase (Decrease) in Cash	200
Cash, Beginning of Year
Cash, End of Year	$ 200	$
Supplemental Cash Disclosure
Interest	$	$
Taxes

Cardiff Communications, Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 1  Corporate History

The Company was organized on December 8, 1906 in the State of Utah under the name of "Cardiff Industries." Subsequently, the name was changed to "Cardiff Communications, Inc.". During 2001, the Company changed its domicile to the State of Nevada. The Company's management anticipates merging with an as yet unidentified ongoing business in the future.

NOTE 2  Significant Accounting Policies

A. The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3  Income Taxes

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

Cardiff Communications, Inc.

Notes to the Financial Statements
September 30, 2002

NOTE 3  Income Taxes continued

The Company has cumulative net operating loss carryforwards of approximately $27,000 at September 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2002 have been offset by valuation reserves of the same amount.

NOTE 4  Notes Payable

In order to meet it's operating needs, the Company has issued several convertible promissory notes totaling $77,074. The notes bear interest between the rates of 5% and 8% per annum, which are secured by the Company's common stock and are due on demand. The notes are convertible to the Company's common shares, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates of each other. At September 30, 2002, the total accrued interest totaled $15,643.

                                                                September September

The Company has the
following notes payable
obligations:               2002        2001

Convertible note
payable to investor is
due on demand plus
accrued interest at a
rate of 5% per annum.     $ 60,000     $ 60,000

Convertible notes
payable to investors
are due on demand plus
accrued interest at a
rate of 8% per annum.       17,074

Totals                   $  77,074     $ 60,000

Less Current Maturities    (77,074)    (60,000)

Total LongTerm Notes
Payable                   $            $

Following are maturities of longterm debt for each of the next five years:

                            Year         Amount

                            2003       $ 77,074

                            2004

                            2005

                            2006

                            Thereafter

                                Total $ 77,074

Cardiff Communications, Inc.

Notes to the Financial Statements
September 30, 2002

NOTE 5  Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements.

(a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities.

(b) The Company will seek to continue converting certain outstanding loans and payables into common stock in order to reduce future cash obligations;

(c) Management is identifying prospective acquisition targets with sufficient cash flow to fund operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses;

The Company's future capital requirements will depend on its ability to successfully implement these initiatives.

NOTE 6  Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weightedaverage number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2002.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period

Weightedaverage shares paid for, but not issued during the period. 6,825,749

Weightedaverage number of common shares used in basic EPS

dilutive effect of options 6,825,749

Weightedaverage number of common shares and dilutive potential common shares used in diluted EPS 6,825,749

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended September 30, 2002.

Cardiff Communications, Inc.

Notes to the Financial Statements
September 30, 2002

NOTE 7  Subscriptions Receivable

On September 30, 2002, a subscription receivable in the amount of $76,000 and 1,900,000 outstanding shares of common stock were canceled. In addition to the note, the related interest receivable was considered bad debt and charged to bad debt expense.

NOTE 8  Stockholders' Equity

On June 28, 2002 the board of directors approved the issuance of 20,000 shares of common stock. The shares were issued for cash at par value.

On September 30, 2002, the Company issued 4,900,000 shares of common stock for services rendered. The shares were issued at a par value of $.001 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                    Age      Director Position with
  Name             (2002)     Since        Company

Robert Wallace      67       1999      President, CEO and Director
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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

None.

Employment Agreements and Other Compensation Arrangements

None.

Compensation of NonEmployee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Name and Address                      Percent of
       of Beneficial Owner                     Ownership Class

Nathan W. Drage P.C.                   4,900,000 50%
4766 Holladay Boulevard
Holladay, UT 84117

Stanley Searle                         1,165,219 12%
P.O. Box 39
Monument, CO 80132

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item. The Company did, however, issue 4,900,000 to the Company's legal counsel for cancellation of $4,900 in legal fees owed. Additionally, International Venture Capital and Advisory canceled 1,900,000 shares in exchange for the Company canceling $76,000 in subscription receivable and accrued interest of $12,034.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8K

(a) Exhibits. No exhibits were filed with this report.

(b) The Registrant filed no current reports on Form 8K during the last year of the fiscal year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Dated: July 1, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Robert Wallace President and Director
(Principal Executive and
Financial Officer July 1, 2003

SECTION 302 CERTIFICATION

I, Robert Wallace, certify that:

1. I have reviewed this annual report on Form 10KSB of Cardiff Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a14 and 15d14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 1, 2003 /s/
Robert Wallace
Chief Executive Officer And Principal Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANESOXLEY ACT OF 2002

In connection with the Annual Report of Cardiff Communications, Inc., on Form 10KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the SarbanesOxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 1, 2003
Robert Wallace, Chief Executive Officer
And Principal Accounting Officer