Form 10QSB
period 2003-03-31
CARDIFF COMMUNICATIONS INC
filed 2004-03-15
CIK 17485

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2003

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

4766 Holladay Blvd.; Salt Lake City, UT 84117
(Address of principal executive offices)

Registrant's telephone number including area code: (801) 273.9300

4685 South Highland Drive, Suite 202A.; Holladay, UT 84117
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

9,990,544
(Number of shares of common stock the registrant had
outstanding as of March 1, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and changes in its financial position from September 30, 2002 through March 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

Assets
	March 31, 2003	September 30, 2002
Current Assets
Cash	$ 200	$ 200
Total Assets	$ 200	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	10,821	6,381
Interest Payable	17,921	15,643
Note Payable	77,074	77,074
Total Current Liabilities	105,816	99,098
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,820,544 Shares Issued and Outstanding	9,821	9,821
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(50,716)	(43,998)
Total Stockholders' Equity (Deficit)	(105,616)	(98,898)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.
Statement of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	3,590	2,500	4,441	2,500
Total Operating Expenses	3,590	2,500	4,441	2,500
Net (Loss) from Operations	(3,590)	(2,500)	(4,441)	(2,500)

Other Income (Expenses)
Interest Income	-	950	-	1,900
Interest (Expense)	(1,139)	(750)	(2,277)	(1,500)
Total Other Income (Expenses)	(1,139)	200	(2,277)	400
Net Income (Loss)- Before Taxes	(4,729)	(2,300)	(6,718)	(2,100)
Taxes	-	-	-	200
Net Income (Loss)	$ (4,729)	$ (2,300)	$ (6,718)	$ (2,300)
Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	9,820,544	6,800,544	9,820,544	6,800,544

Cardiff Communications, Inc.
Statement of Cash Flows
Unaudited

	For the Six Months
	March 31, 2003	March 31,2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (6,718)	$ (2,300)
Changes in Operating Assets & Liabilities;
(Increase) Decrease in Interest Receivable	-	(1,900)
Increase (Decrease) in Accounts Payable	4,440	(11,745)
Increase in Interest Payable	2,278	-
Net Cash (Used) by Operating Activities	-	(15,945)

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in Notes Payable	-	15,945
Net Cash Provided by Financing Activities	-	15,945
Increase (Decrease) in Cash	-	-
Cash, Beginning of Period	200	-
Cash, End of Period	$ 200	$ -
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.
Notes to the Financial Statements
March 31, 2003

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended March 31, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2003. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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

Results of Operation. The Company reported a net loss of $4,729 and $2,300 for the quarters ended March 31, 2003, and March 31, 2002, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of December 31, 2003, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities

Subsequent to year end 170,000 of the Company's common stock was issued to its president for services rendered and valued at $170.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5 Other Information None

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits were filed with this report.

31. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 13 (a) and 15(d) of the Securities Exchange Act of 1934 and pursuant to the 19 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

(b) The Registrant filed no current reports on Form 8-K during the last year of the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: March 9, 2004 Cardiff Communications, Inc.

By: /s/ Robert Wallace

Exhibit 31

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 9, 2004 /s/ Robert Wallace,
Chief Executive Officer And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 9, 2004 /s/____________________________
Robert Wallace, Chief Executive Officer And Principal Accounting Officer