Form 10KSB
period 2003-09-30
CARDIFF COMMUNICATIONS INC
filed 2004-07-20
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended September 30, 2003: $0

As of July 12, 2004 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of July 12, 2004 the number of shares outstanding of the Registrant's Common Stock was 9,990,544.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cardiff Communications, Inc., ("the Company") was organized in December 1906 in the State of Utah under the name Cardiff Mining & Milling Company. During the 60's the Company changed its name to Cardiff Industries, Inc. and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. Consequently in 1980, the Company's name was changed to Cardiff Communications. In 2001, the Company changed it's domicile to the state of Nevada. The Company has had no operations in the last 10 years, but intends to purse business opportunities in the communications industry.

    The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS
7 "  Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities.

   In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector, but does have a primary interest in communications and broadcasting opportunities. Though there appears to be a large number of companies seeking to merge with an existing public company, the management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its corporate presence from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

The Company is not currently trading in any public markets and has not been able to obtain any reliable trading history for the period reported. As of June 1, 2004, the Company had approximately 1,165 shareholders of record.

The Company has not declared any cash dividends on its Common Stock in the last thirty years and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

During April 2003, 170,000 of the Company's common stock was issued to the president of the company for services rendered as an officer and director.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended September 30, 2003. The total accumulated deficit was $110,313, as compared $43,998 at September 30, 2002. The Company has no operating capital for future operations.

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

Results of Operations

The Company reported a net loss of $66,316 for the year ended September 30, 2003, compared to a net loss of $22,537 for the previous year. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company, until a successor business can be acquired or merged.

During September 2003, approximately $6,400 of accounts payable were settled in exchange for convertible notes and are reflected in that portion of the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of September 30, 2003.

Statements of Operations for the years ended September 30, 2003 and September 30, 2002.

Statement of Stockholders' Equity for the period from October 1, 2000 to September 30, 2003 .

Statement of Cash Flows for the years ended September 30, 2003 and September 30, 2002 .

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
Cardiff Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cardiff Communications, Inc., as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiff Communications, Inc., at September 30, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles, in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC
Salt Lake City, Utah
July 9, 2004

Cardiff Communications, Inc.

Balance Sheet

Assets
	September 30, 2003	September 30, 2002
Current Assets
Cash	$ 200	$ 200
Total Current Assets	$ 200	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 4,661	$ 6,381
Interest Payable	21,298	15,643
Note Payable	139,285	77,074
Total Current Liabilities	165,244	99,098
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,990,544 and 9,820,544 Shares Issued and Outstanding, Respectively	9,991	9,821
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(110,314)	(43,998)
Total Stockholders' Equity (Deficit)	(165,044)	(98,898)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.

Statements of Operations

	September 30, 2003	September 30, 2002
Revenue	$ -	$ -
Expenses
General & Administrative	60,661	18,894
Total Operating Expenses	60,661	18,894
Net (Loss)	(60,661)	(18,894)
Other Income (Expenses)
Interest (Expense)	(5,655)	(3,643)
Total Other Income (Expenses)	(5,655)	(3,643)
Net Income (Loss) - Before Taxes	(66,316)	(22,537)
Taxes	-	-
Net Income (Loss)	$ (66,316)	$ (22,537)
Loss per Common Share	$ (0.01)	$ (0.00)
Weighted Average Outstanding Shares	9,905,544	6,833,969

Cardiff Communications, Inc.

Statement of Stockholders' Equity

October 1, 2000 through September 30, 2003

	Common Stock		Capital In Excess of Par Value	Retained Deficit
	Shares	Amount
Balance, October 1, 2000	6,800,544	$ 6,801	$ 9,199	$ (4,566)
Loss for the Year Ended September 30, 2001	-	-	-	(16,895)
Balance, September 30, 2001	6,800,544	6,801	9,199	(21,461)
Shares Issued for Cash at $.001 Per Share	20,000	20	180	-
Shares Canceled	(1,900,000)	(1,900)	(74,100)	-
Shares Issued for Services at $.001 Per Share	4,900,000	4,900	-	-
Loss for the Year Ended September 30, 2002	-	-	-	(22,537)
Balance, September 30, 2002	9,820,544	9,821	(64,721)	(43,998)
Shares Issued for Services at $.001 Per Share	170,000	170	-	-
Loss for the Year Ended September 30, 2003	-	-	-	(66,316)
Balance, September 30, 2003	9,990,544	$ 9,991	$ (64,721)	$ 110,314

Cardiff Communications, Inc.

Statements of Cash Flows

	September 30, 2003	September 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (66,316)	$ (22,537)
Changes in Operating Assets & Liabilities;
Stock Issued for Services	170	4,900
(Increase) Decrease in Interest Receivable	-	8,234
(Decrease) in Accounts Payable	(1,720)	(11,314)
Increase in Interest Payable	5,655	3,643
Net Cash (Used) by Operating Activities	(58,771)	(17,074)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Issuance of Stock for Cash	-	200
Proceeds from Notes Payable	62,211	17,074
Net Cash Provided by Financing Activities	62,211	17,274
Increase (Decrease) in Cash	-	200
Cash, Beginning of Year	200	-
Cash, End of Year	$ 200	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

September 30, 2003

NOTE 1 - Corporate History

The Company was organized on December 8, 1906 in the State of Utah under the name of "Cardiff Industries." Subsequently, the name was changed to "Cardiff Communications, Inc.". During 2001, the Company changed its domicile to the State of Nevada. The Company's management anticipates merging with or acquiring an as yet unidentified on-going business in the future.

NOTE 2 - Significant Accounting Policies

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

NOTE 3 - Income Taxes

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

Cardiff Communications, Inc.

Notes to the Financial Statements

September 30, 2003

NOTE 3 - Income Taxes (continued)

The Company has cumulative net operating loss carryforwards of approximately $110,000 at September 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2003 have been offset by valuation reserves of the same amount.

NOTE 4 - Notes Payable

In order to meet it's operating needs, the Company has issued several convertible promissory notes totaling $139,285. The notes bear interest between the rates of 5% and 10% per annum, which are secured by the Company's common stock and are due on demand. The notes are convertible to the Company's common shares, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates of each other. At September 30, 2003, the total accrued interest totaled $22,298.

The Company has the following notes payable obligations:	September 30, 2003	September 30, 2002
Convertible note payable to investor is due on demand plus accrued interest at a rate of 5% per annum.	$ 60,000	$ 60,000
Convertible notes payable to investors are due on demand plus accrued interest at a rate of 8% per annum.	72,074	17,074
Convertible notes payable to investors are due on demand plus accrued interest at a rate of 10% per annum.	7,211	-
Totals	$ 139,285	$ 77,074
Less Current Maturities	(139,285)	(77,074)
Total Long-Term Notes Payable	$ -	$ -

Cardiff Communications, Inc.

Notes to the Financial Statements

September 30, 2003

NOTE 4 - Notes Payable (continued)

Following are maturities of long-term debt for each of the next five years:

Year Amount

2004 $ 139,285

2005 -

2006 -

2007 -

Thereafter -

Total $ 139,285

NOTE 5 - Going Concern

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

NOTE 6 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2003.

Cardiff Communications, Inc.

Notes to the Financial Statements

September 30, 2003

NOTE 6 - Net Earnings (Loss) Per Share (continued)

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period

Weighted-average shares paid for, but not issued during the period. 9,905,544

Weighted-average number of common shares used in basic EPS

dilutive effect of options 9,905,544

Weighted-average number of common shares and dilutive potential common shares used in diluted EPS 9,905,544

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended September 30, 2003.

NOTE 7 - Stockholders' Equity

On June 28, 2002 the board of directors approved the issuance of 20,000 shares of common stock. The shares were issued for cash at par value.

On September 30, 2002, the Company issued 4,900,000 shares of common stock for services rendered. The shares were issued at a par value of $.001 per share.

During April 2003, 170,000 of the Company's common stock was issued to the president of the Company for services rendered as an officer and director.

The accompanying notes are an integral part of these financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In February 2004, due to partner rotations now required by the SEC, Bierwolf, Nilson & Associates merged with the firm of Chisholm & Associates. The new name of the firm is Chisholm, Bierwolf, & Nilson, LLC as referenced in the Form 8-K filed February 26, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of September 30, 2003, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Directors and Executive Officers

Age Director Position with

Name (2003) Since Company

Robert Wallace 68 1999 President, CEO and Director

4766 South Holladay Boulevard

Holladay, Utah 84117

Robert Wallace, President and Director, was employed as a teacher, counselor and school administrator in the Saddleback Valley Unified School District from 1962 to 1992 as a school psychologist and counselor. Since his retirement in 1962 from the school system, Mr. Wallace has been involved in private business consulting.

Mr. Wallace has a bachelors degree in animal husbandry from Brigham Young University, a masters degree in counseling psychology from Arizona State University, and a PHD in Counseling Psychology from USC.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

During fiscal year 2003, the Company's president was issued 170,000 shares for services as the Company's sole officer and director. The shares were valued at $170.

Employment Agreements and Other Compensation Arrangements

None.

Compensation of Non-Employee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Number of shares of Beneficial Ownership	Percent and Class
BSI, Inc. 1450 Military Way Salt Lake City, UT 84103	4,900,000 Common	50%
Stanley Searle P.O. Box 39 Monument, CO 80132	1,165,219 Common	12%
Robert Wallace 378 North Main, #124 Layton, UT 84061	170,000 Common	2%
Officers and Directors as a Group	170,000 Common	2%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item. The Company did, however, issue 170,000 to the Company's president for services rendered valued at $170.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K filed.

1. Subsequent to year end, an 8-K was filed February 26, 2004 for a Change in Auditors.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2003 and 2002 were $4,400.00 and $5,600.00, respectfully.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 33, 2003 and 2002 were $0 and $0, respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2003 and 2002 were $0 and $300.00, respectfully. Services described above in this Item 14 were approved in advance by the Board of Directors.

All Other Fees

The Company's Board of Directors functions as its audit committee. All of the All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiff Communications, Inc.

/s/ Robert Wallace

Dated: July 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Robert Wallace President and Director July 12, 2004

(Principal Executive and

Financial Officer

Exhibit 31

SECTION 302 CERTIFICATION

I, Robert Wallace, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cardiff Communications, Inc.;

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

Date: July 12, 2004 /s/

Robert Wallace

Chief Executive Officer And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cardiff Communications, Inc., on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 12, 2004 /s/

Robert Wallace, Chief Executive Officer

And Principal Accounting Officer