Form 10QSB
period 2003-12-31
CARDIFF COMMUNICATIONS INC
filed 2004-07-20
CIK 17485

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 1 0-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2003
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

378 North Main, #124; Layton, Utah 84041

(Address of principal executive offices)

Registrant's telephone number including area code: (801) 497.9075

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

9,990,544
(Number of shares of common stock the registrant had
outstanding as of July 12, 2004 )

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003 and the results of its operations and changes in its financial position from September 30, 2003 through December 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

Assets
	December 31, 2003	September 30, 2003
Current Assets
Cash	$ 200	$ 200
Total Assets	$ 200	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 4,661	$ 4,661
Interest Payable	23,697	21,298
Note Payable	139,285	139,285
Total Current Liabilities	167,643	165,244
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,990,544 Shares Issued and Outstanding	9,991	9,991
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(112,712)	(110,314)
Total Stockholders' Equity (Deficit)	(167,443)	(165,044)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.

Statement of Operations

Unaudited

	For the Three Months Ended
	December 31, 2003	December 31, 2002

Revenue	$ -	$ -

Expenses
General & Administrative	-	851
Total Operating Expenses	-	851
Net (Loss) from Operations	-	(851)

Other Income (Expenses)
Interest (Expense)	(2,399)	(1,139)
Total Other Income (Expenses)	(2,399)	(1,990)
Net Income (Loss) - Before Taxes	(2,399)	(1,990)
Taxes	-	-
Net Income (Loss)	$ (2,399)	$ (1,990)
Loss per Common Share	$ (0.00)	$ (0.00)
Weighted Average Outstanding Shares	9,990,544	9,820,544

Cardiff Communications, Inc.

Statement of Cash Flows

Unaudited

For the Three Months Ended
	December 31, 2003	December 31, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (2,399)	$ (1,990)
Changes in Operating Assets & Liabilities;
(Increase) Decrease in Interest Receivable	-	-
Increase (Decrease) in Accounts Payable	-	851
Increase in Interest Payable	2,399	1,139
Net Cash (Used) by Operating Activities	-	-

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	-	-
Increase (Decrease) in Cash	-	-
Cash, Beginning of Period	200	200
Cash, End of Period	$ 200	$ 200

Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

December 31, 2003

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2003. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

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

Results of Operation. The Company reported a net loss of $(2,399) and $(1,990) for the quarters ended December 31, 2003, and December 31, 2002, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

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

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

(A) The following exhibits are filed with this report:

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

(B) Subsequent to year end, an 8-K was filed February 26, 2004 for a Change in Auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: July 12, 2004 Cardiff Communications, Inc.

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

Date: July12, 2004 /s/

Robert Wallace

Chief Executive Officer

And Principal Accounting Officer

Exhibit 31

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 12, 2004 /s/

Robert Wallace, Chief Executive Officer

And Principal Accounting Officer