Form 10QSB
period 2004-03-31
CARDIFF COMMUNICATIONS INC
filed 2004-07-20
CIK 17485

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 1 0-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2004

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

Registrant's telephone number including area code: (801) 497-9075

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

9,990,544
(Number of shares of common stock the registrant had
outstanding as of June 20, 2004

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and changes in its financial position from September 30, 2003 through March 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

Assets
	March 31, 2004	September 30, 2003
Current Assets
Cash	$ 200	$ 200
Total Assets	$ 200	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 5,586	$ 4,661
Interest Payable	26,096	21,298
Note Payable	139,285	139,285
Total Current Liabilities	170,967	165,244
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,990,544 and Shares Issued and Outstanding	9,991	9,991
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(116,037)	(110,314)
Total Stockholders' Equity (Deficit)	(170,767)	(165,044)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.

Statement of Operations

Unaudited

	For the Three Months Ended		For the Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	925	3,590	925	4,441
Total Operating Expenses	925	3,590	925	4,441
Net (Loss) from Operations	(925)	(3,590)	(925)	(4,441)

Other Income (Expenses)
Interest Income	-	-	-	-
Interest (Expense)	(2,399)	(1,139)	(4,798)	(2,277)
Total Other Income (Expenses)	(2,399)	(1,139)	(4,798)	(2,277)
Net Income (Loss) - Before Taxes	(3,324)	(4,729)	(5,723)	(6,718)
Taxes	-	-	-	-
Net Income (Loss)	$ (3,324)	$ (4,729)	$ (5,723)	$ (6,718)
Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	9,990,544	9,820,544	9,990,544	9,820,544

Cardiff Communications, Inc.

Statement of Cash Flows

Unaudited

For the Six Months
	March 31 2004	March 31, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (5,723)	$ (6,718)
Changes in Operating Assets & Liabilities;
Increase (Decrease) in Accounts Payable	925	4,440
Increase in Interest Payable	4,798	2,278
Net Cash (Used) by Operating Activities	-	-

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	-	-
Increase (Decrease) in Cash	-	-
Cash, Beginning of Period	200	200
Cash, End of Period	$ 200	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

March 31, 2004

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended March 31, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2004. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

Results of Operation. The Company reported a net loss of $(3,324) and $(4,729) for the quarters ended March 31, 2004, and March 31, 2003, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

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

1). The following exhibits are filed with this report:

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

2) 8-K, Item 4 Change in Auditors, was filed February 26, 2004.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July12, 2004 /s/

Robert Wallace, Chief Executive Officer

And Principal Accounting Officer