Form 10QSB
period 2004-06-30
CARDIFF COMMUNICATIONS INC
filed 2004-07-26
CIK 17485

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2003
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

4766 South Holladay Boulevard, Salt Lake City, Utah 84117
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

9,990,544
(Number of shares of common stock the registrant had
outstanding as of June 20, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from September 30, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

Assets
	June 30, 2003	September 30, 2002
Current Assets
Cash	$ 200	$ 200
Total Assets	$ 200	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	11,847	6,381
Interest Payable	19,059	15,643
Note Payable	77,074	77,074
Total Current Liabilitie	107,980	99,098
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,990,544 and 9,820,544Shares Issued and Outstanding Respectively	9,991	9,821
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(53,050)	(43,998)
Total Stockholders' Equity (Deficit)	(107,780)	(98,898)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.

Statement of Operations

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	1,195	1,042	5,636	3,542
Total Operating Expenses	1,195	1,042	5,636	3,542
Net (Loss) from Operations	(1,195)	(1,042)	(5,636)	(3,542)

Other Income (Expenses)
Interest Income	-	950	-	2,850
Interest (Expense)	(1,139)	(1,074)	(3,416)	(2,574)
Total Other Income (Expenses)	(1,139)	(124)	(3,416)	276
Net Income (Loss) - Before Taxes	(2,334)	(1,166)	(9,052)	(3,266)
Taxes	-	-	-	200
Net Income (Loss)	$ (2,334)	$ (1,166)	$ (9,052)	$ 3,466)
Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	9,990,544	6,800,544	9,990,544	6,800,544

Cardiff Communications, Inc.

Statement of Cash Flows

Unaudited

	For the Nine Months
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (9,052)	$ (3,466)
Changes in Operating Assets & Liabilities;
(Increase) Decrease in Interest Receivable	-	(2,850)
Increase (Decrease) in Accounts Payable	5,466	(9,896)
Increase in Interest Payable	2,278	-
Net Cash (Used) by Operating Activities	(1,138)	(16,212)

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in Notes Payable	1,138	16,212
Net Cash Provided by Financing Activities	1,138	16,212
Increase (Decrease) in Cash	-	-
Cash, Beginning of Period	200	-
Cash, End of Period	$ 200	$ -
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

June 30, 2003

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended June 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2003. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

Results of Operation. The Company reported a net loss of $(2,334) and $(1,166) for the quarters ended June 30, 2003, and June 30, 2002, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

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

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities

During April 2003, 170,000 of the Company's common stock was issued to the president of the company for services rendered in searching for and locating a company to merge with or acquire.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 12, 2004 /s/

Robert Wallace, Chief Executive Officer And Principal Accounting Officer