Form 10QSB
period 2004-06-30
CARDIFF COMMUNICATIONS INC
filed 2004-07-30
CIK 17485

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2004

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

Yes X No

9,990,544
(Number of shares of common stock the registrant had
outstanding as of July 23, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and changes in its financial position from September 30, 2003 through June 30, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheet

Assets
	June 30, 2004 (Unaudited)	September 30, 2003
Current Assets
Cash	$ 200	$ 200
Total Assets	$ 200	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 5,586	$ 4,661
Interest Payable	28,555	21,298
Note Payable	139,285	139,285
Total Current Liabilities	173,425	165,244

Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,990,544 Shares Issued and Outstanding	9,991	9,991
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(118,495)	(110,314)
Total Stockholders' Equity (Deficit)	(173,225)	(165,044)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.

Statement of Operations

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	-	1,042	924	5,636
Total Operating Expenses	-	1,042	924	5,636
Net (Loss) from Operations	-	(1,042)	(924)	(5,636)

Other Income (Expenses)
Interest (Expense)	(2,459)	(1,139)	(7,257)	(3,416)
Total Other Income (Expenses)	(2,459)	(1,139)	(7,257)	(3,416)
Net Income (Loss) - Before Taxes	(2,459)	(2,334)	(8,181)	(9,052)
Taxes	-	-	-	-
Net Income (Loss)	$ (2,459)	$ (2,334)	$ (8,181)	$ (9,052))
Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	9,990,544	9,990,544	9,990,544	9,990,544

Cardiff Communications, Inc.

Statement of Cash Flows

Unaudited

	For the Nine Months
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (8,181)	$ (9,052)
Changes in Operating Assets & Liabilities;
Increase (Decrease) in Accounts Payable	924	5,466
Increase in Interest Payable	7,257	2,278
Net Cash (Used) by Operating Activities	-	(1,138)

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in Notes Payable	-	1,138
Net Cash Provided by Financing Activities	-	1,138
Increase (Decrease) in Cash	-	-
Cash, Beginning of Period	200	200
Cash, End of Period	$ 200	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

June 30, 2004

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended June 30, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2004. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Results of Operation. The Company reported a net loss of $(2,459) and $(2,334) for the quarters ended June 30, 2004, and June 30, 2003, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of June 30, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

2). No reports filed on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: July 29, 2004 Cardiff Communications, Inc.

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

Date: July 29, 2004 /s/

Robert Wallace Chief Executive Officer And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 29, 2004 /s/

Robert Wallace, Chief Executive Officer And Principal Accounting Officer