Form 10KSB/A
period 2003-09-30
CARDIFF COMMUNICATIONS INC
filed 2004-09-03
CIK 17485

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cardiff Communications, Inc., ("the Company") was organized in December 1906 in the State of Utah under the name Cardiff Mining & Milling Company. During the 60's the Company changed its name to Cardiff Industries, Inc. and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. Consequently in 1980, the Company's name was changed to Cardiff Communications, Inc.. The Company changed it's domicile to the state of Nevada in 2000. The Company has had no operations in the last 10 years, but intends to pursue business opportunities in the communications industry.

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

Independent Auditors' Report

Balance Sheets as of September 30, 2003.

Statements of Operations for the years ended September 30, 2003 and September 30, 2002.

Statement of Stockholders' Equity for the period from October 1, 2000 to September 30, 2003.

Statement of Cash Flows for the years ended September 30, 2003 and September 30, 2002.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cardiff Communications, Inc., on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1 350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 12, 2004 /s/

Robert Wallace, Chief Executive Officer

And Principal Accounting Officer