Form 10KSB
period 2004-09-30
CARDIFF COMMUNICATIONS INC
filed 2005-01-13
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-5662

CARDIFF COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

                                NEVADA                                                   87-0267292
         (State or other jurisdiction of           (IRS Employer Identification No.)
         incorporation or organization)

378 North Main, #124; Layton, UT 84041

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Capital Stock $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended September 30, 2004: $0

As of December 13, 2004 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 13, 2004 the number of shares outstanding of the Registrant's Common Stock was 9,990,544.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cardiff Communications, Inc., ("the Company") was organized in December 1906 in the State of Utah under the name Cardiff Mining & Milling Company. During the 60's the Company changed its name to Cardiff Industries, Inc. and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. Consequently in 1980, the Company's name was changed to Cardiff Communications, Inc.. The Company changed it's domicile to the state of Nevada which was effective in 1999 and filed with the Secretary of State Nevada in 2000. The Company has had no operations in the last 10 years, but intends to pursue business opportunities in the communications industry.

The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire and effective September 14, 2004, Cardiff Communications, Inc., ("the Company") executed an agreement to acquire all of the equity of Summit Media, Inc. ("Summit"), a privately-held Utah corporation. The company has only entered into this agreement, the agreement has not yet closed.

Upon closing of the acquisition, Summit will become a wholly-owned subsidiary of the Company. Pursuant to the transaction, the shareholders of Summit will be issued an aggregate of 150,000,000 shares of common stock and become the controlling shareholders of the Company. The Company currently only has 10 million shares authorized and approximately the same number of shares issued and outstanding. The Company intends to increase the authorized common shares to 200 million in order to complete the acquisition.

The transaction will result in a change of control in terms of share ownership and the Board of directors. Following notice and filing pursuant to Rule 14f-1, the current sole officer and director of the Company will resign.

Summit Media was recently formed to acquire and develop television broadcast licenses. Summit has already acquired a low power television ("LPTV") station construction permit ("CP") licensed to the city of Acton, Tennessee. The Purchase Agreement provides for payments to the sellers upon the occurrence of certain events in the FCC compliance process. An initial $10,000 is due upon grant of authority for change of ownership by the FCC, and shares of common stock is due upon commencement of broadcasting. The Company's goal is to create value to the station prior to the build out of the station.

There is no assurance that the Company will be successful in completing this business opportunity to acquire Summit Media.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its corporate presence from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Subsequent to the fiscal year end, shareholders holding a majority of the company's shares currently issued and outstanding will consent to the an increase in the number of authorized common shares from ten million to two hundred million; effectuate up to a 100 to 1 reverse split, to be determined by the Board at a later date; and a change in the Company's name to be selected at a later date.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is not currently trading in any public markets and has not been able to obtain any reliable trading history for the period reported. As of December 13, 2004, the Company had approximately 1,259 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended September 30, 2004. The total accumulated deficit for the year ended September 30, 2004 was $127,441, as compared $110,313 at September 30, 2003. The Company has no operating capital for future operations.

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

Results of Operations

The Company reported a net loss of $17,128 for the year ended September 30, 2004, compared to a net loss of $66,316 for the previous year. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company, until a successor business can be acquired or merged.

During September 2004, approximately $7,300 of accounts payable were settled in exchange for convertible notes and are reflected in that portion of the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of September 30, 2004.

Statements of Operations for the years ended September 30, 2004 and September 30, 2003.

Statement of Stockholders' Equity for the period from October 1, 2000 to September 30, 2004.

Statement of Cash Flows for the years ended September 30, 2004 and September 30, 2003.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

/Letterhead/

INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
Cardiff Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cardiff Communications, Inc., as of September 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board, (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiff Communications, Inc., at September 30, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with standards of the Public Company Accounting Oversight Board, (United States of America).

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

/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Salt Lake City, Utah

January 10, 2005

Cardiff Communications, Inc.

Balance Sheets

Assets
	September 30, 2004	September 30, 2003
Current Assets
Cash	$ 200	$ 200
Total Current Assets	$ 200	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 4,823	$ 4,661
Interest Payable	30,785	21,298
Note Payable	146,575	139,285
Total Current Liabilities	182,183	165,244
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,990,544 Shares Issued and Outstanding at September 30, 2004 and September 30, 2003	9,991	9,991
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(127,253)	(110,314)
Total Stockholders' Equity (Deficit)	(181,982)	(165,044)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.

Statements of Operations

	September 30, 2004	September 30, 2003
Revenue	$ -	$ -
Expenses
General & Administrative	7,452	60,661
Total Operating Expenses	7,452	60,661
Net (Loss)	(7,452)	(60,661)
Other Income (Expenses)
Interest (Expense)	(9,487)	(5,655)
Total Other Income (Expenses)	(9,487)	(5,655)
Net Income (Loss) - Before Taxes	(16,939)	(66,316)
Taxes	-	-
Net Income (Loss)	$ (16,939)	$ (66,316)
Loss per Common Share	$ -	$ (0.01)
Weighted Average Outstanding Shares	9,990,544	9,905,544

Cardiff Communications, Inc.

Statements of Stockholders' Equity

October 1, 2000 through September 30, 2004

	Common Stock		Capital In Excess of Par Value	Retained Deficit
	Shares	Amount
Balance, October 1, 2000	6,800,544	$ 6,801	$ 9,199	$ (4,566)
Loss for the Year Ended September 30, 2001	-	-	-	(16,895)
Balance, September 30, 2001	6,800,544	6,801	9,199	(21,461)
Shares Issued for Cash at $.001 Per Share	20,000	20	180	-
Shares Canceled	(1,900,000)	(1,900)	(74,100)	-
Shares Issued for Services at $.001 Per Share	4,900,000	4,900	-	-
Loss for the Year Ended September 30, 2002	-	-	-	(22,537)
Balance, September 30, 2002	9,820,544	9,821	(64,721)	(43,998)
Shares Issued for Services at $.001 Per Share	170,000	170	-	-
Loss for the Year Ended September 30, 2003	-	-	-	(66,316)
Balance, September 30, 2003	9,990,544	9,991	-	(110,314)
Loss for the Year Ended September 30, 2004	-	-	-	(16,939)
Balance, September 30, 2004	9,990,544	$ 9,991	$ (64,721)	$ (127,253)

Cardiff Communications, Inc.

Statements of Cash Flows

	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (16,939)	$ (66,316)
Changes in Operating Assets & Liabilities;
Stock Issued for Services	-	170
(Increase) Decrease in Interest Receivable	-	-
(Decrease) in Accounts Payable	162	(1,720)
Increase in Interest Payable	9,487	5,655
Net Cash (Used) by Operating Activities	(7,290)	(58,771)

Cash Flows from Investing Activities	-	-
Net Cash (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Issuance of Stock for Cash	-	-
Proceeds from Notes Payable	7,290	62,211
Net Cash Provided by Financing Activities	7,290	62,211
Increase (Decrease) in Cash	-	-
Cash, Beginning of Year	200	200
Cash, End of Year	$ 200	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

September 30, 2004

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

Cardiff Communications, Inc.

Notes to the Financial Statements

September 30, 2004

NOTE 3 - Income Taxes (continued)

The Company has cumulative net operating loss carryforwards of approximately $110,000 at September 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2004 have been offset by valuation reserves of the same amount.

NOTE 4 - Notes Payable

In order to meet it's operating needs, the Company has issued several convertible promissory notes totaling $146,575. The notes bear interest between the rates of 5% and 10% per annum, which are secured by the Company's common stock and are due on demand. The notes are convertible to the Company's common shares, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates of each other. At September 30, 2004, the total accrued interest totaled $30,785.

The Company has the following notes payable obligations:	September 30, 2004	September 30, 2003
Convertible note payable to investor is due on demand plus accrued interest at a rate of 5% per annum.	$ 60,000	$ 60,000
Convertible notes payable to investors are due on demand plus accrued interest at a rate of 8% per annum.	72,074	72,074
Convertible notes payable to investors are due on demand plus accrued interest at a rate of 10% per annum.	14,501	7,211
Totals	$ 146,575	$ 139,285
Less Current Maturities	(146,575)	(139,285)
Total Long-Term Notes Payable	$ -	$ -

Cardiff Communications, Inc.

Notes to the Financial Statements

September 30, 2004

NOTE 4 - Notes Payable (continued)

Following are maturities of long-term debt for each of the next five years:

Year	Amount
2005	$ 146,575
2006	-
2007	-
2008	-
Thereafter	-
Total	$ 146,575

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

Cardiff Communications, Inc.

Notes to the Financial Statements

September 30, 2004

NOTE 6 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2004.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period

Weighted-average shares paid for, but not issued during the period. 9,990,544

Weighted-average number of common shares used in basic EPS

dilutive effect of options 9,990,544

Weighted-average number of common shares and dilutive potential common shares used in diluted EPS 9,990,544

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended September 30, 2004.

NOTE 7 - Stockholders' Equity

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of September 30, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Directors and Executive Officers

Age Director Position with

Name (2004) Since Company

Robert Wallace 69 1999 President, CEO and Director

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

(b) Reports on Form 8-K filed.

1. February 26, 2004 for a Change in Auditors.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2004 and 2003 were $5,500 and $4,400, respectfully.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2003 were $0 and $0, respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2004 and 2003 were $0 and $0, respectfully. Services described above in this Item 14 were approved in advance by the Board of Directors.

All Other Fees

The Company's Board of Directors functions as its audit committee. The total all other fees for the fiscal years ended September 30, 2004 and 2003 were $0 and $0, respectively. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiff Communications, Inc.

/s/ Robert Wallace

Dated: January 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Robert Wallace President, Director, January 12, 2005

Principal Executive and

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

Date: January 12, 2005 /s/

Robert Wallace

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cardiff Communications, Inc., on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 12, 2005 /s/

Robert Wallace, Chief Executive Officer

And Principal Accounting Officer