Form 10QSB
period 2004-12-31
CARDIFF COMMUNICATIONS INC
filed 2005-02-22
CIK 17485

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2004

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

Yes X No

9,990,544
(Number of shares of common stock the registrant had
outstanding as of February 3, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2004 and the results of its operations and changes in its financial position from September 30, 2003 through December 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Balance Sheets

Assets
	December 31, 2004 (Unaudited)	September 30, 2004
Current Assets
Cash	$ 200	$ 200
Total Assets	$ 200	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 7,923	$ 4,823
Interest Payable	33,374	30,785
Note Payable	146.575	146,575
Total Current Liabilities	187,872	182,183

Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,990,544 Shares Issued and Outstanding	9,991	9,991
Capital in Excess of Par Value	(64,721)	(64,721)
Accumulated Deficit	(132,942)	(127,253)
Total Stockholders' Equity (Deficit)	(187,672)	(181,983)
Total Liabilities & Stockholders' Equity (Deficit)	$ 200	$ 200

Cardiff Communications, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended
	December 31, 2004	December 31, 2003

Revenue	$ -	$ -

Expenses
General & Administrative	3,100	-
Total Operating Expenses	3,100	-
Net (Loss) from Operations	(3,100)	-

Other Income (Expenses)
Interest (Expense)	(2,589)	(2,399)
Total Other Income (Expenses)	(2,589)	(2,399)
Net Income (Loss) - Before Taxes	(2,589)	(2,339)
Taxes	-	-
Net Income (Loss)	$ (5,689)	$ (2,339)
Loss per Common Share	$ -	$ -
Weighted Average Outstanding Shares	9,990,544	9,990,544

Cardiff Communications, Inc.

Statements of Cash Flows

Unaudited

For the Three months
	December 31, 2004	December 31, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (5,689)	$ (2,399)
Changes in Operating Assets & Liabilities;
Increase (Decrease) in Accounts Payable	3,100	-
Increase in Interest Payable	2,589	2,399
Net Cash (Used) by Operating Activities	-	-

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in Notes Payable	-	-
Net Cash Provided by Financing Activities	-	-
Increase (Decrease) in Cash	-	-
Cash, Beginning of Period	200	200
Cash, End of Period	$ 200	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

December 31, 2004

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2004. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements. The results of operations for the periods ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

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

Results of Operation. The Company reported a net loss of $(5,689) and $(2,399) for the quarters ended December 31, 2004, and December 30, 2003, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information

Effective September 14, 2004, Cardiff Communications, Inc., ("the Company") executed an agreement to acquire all the of equity of Summit Media, Inc. ("Summit"), a privately-held Utah corporation.

Upon closing of the acquisition, Cardiff Communications will become a wholly-owned subsidiary of the Company. Pursuant to the transaction, the shareholders of Summit will be issued an aggregate of 150,000,000 shares of common stock and become the controlling shareholders of the Company. The Company currently only has 10 million shares authorized and approximately the same number of shares issued and outstanding. The Company intends to increase the authorized common shares to 200 million in order to complete the acquisition.

The transaction will result in a change of control in terms of share ownership and the Board of directors. Following notice and filing pursuant to Rule 14f-1, the current sole officer and director of the Company will resign.

Summit Media was recently formed to acquire and develop television broadcast licenses. Summit has already acquired a low power television ("LPTV") station construction ("CP") permit. W28BO "Channel 28" is currently a CP licensed to the city of Acton, Tennessee. The license authorizes up to 1.0 KW broadcast power and is authorized to broadcast 24 hours a day, 7 days a week.

The Purchase Agreement provides for payments to the sellers upon the occurrence of certain events in the FCC compliance process. An initial $10,000 is due upon grant of authority for change of ownership by the FCC, and shares of common stock is due upon commencement of broadcasting.

The Company's goal is to create value to the station prior to the build out of the station.

Acton is a growing bedroom community in Tennessee. Because of this, the Company believes that, as a currently non-broadcasting license, the license purchase price is commercially reasonable. The Company also believes that with proper program development, the "value" of the station can be greatly enhanced.

The Company intends to negotiate a lease to install antennae and transmitter equipment on a television broadcast tower facility located in Acton. The broadcast signal, referred to in the industry as the "footprint," will reach most of the surrounding populated area. Through FCC imposed limitations, most LPTV licenses are limited in the amount of broadcast power; including W28BOwhich is limited to 1.0 KW in broadcast power.

The parties currently expect the acquisition to close sometime within in the next few weeks.

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

Dated: February 18, 2005 Cardiff Communications, Inc.

By: /s/Robert Wallace

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

Date: February 18, 2005 /s/Robert Wallace

Chief Executive Officer And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 18, 2005 /s/ Robert Wallace,

Chief Executive Officer and Principal Accounting Officer