Form 10QSB
period 2005-03-31
CARDIFF COMMUNICATIONS INC
filed 2005-05-20
CIK 17485

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2005

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

Yes X No

9,990,544

(Number of shares of common stock the registrant had

outstanding as of April 30, 2005

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and changes in its financial position from September 30, 2004 through March 31, 2005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Consolidated Balance Sheets

Assets
	March 31, 2005 (Unaudited)	September 30, 2004
Current Assets
Cash	$ 860	200
FCC License	35,000	-
Investment in Summit	-	$ -
Total Assets	$ 35,860	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 10,863	$ 4,823
Interest Payable	36,263	30,785
Note Payable - Short Term (current)	220,751	146,575
Total Current Liabilities	267,877	182,183
Stockholders' Equity (Deficit)
Common Stock 10,000,000 Shares Authorized at $.001 Par Value; 9,990,544 and Shares Issued and Outstanding	9,991	9,991
Capital in Excess of Par Value	(64,721)	(64,721)
Retained Deficit	(177,287)	(127,253)
Total Stockholders' Equity (Deficit)	(232,017)	(181,983)
Total Liabilities & Stockholders' Equity (Deficit)	$ 35,860	$ 200

Cardiff Communications, Inc.

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended		For the Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	3,100	925	3,438	925
Total Operating Expenses	3,100	925	3,438	925
Net (Loss) from Operations	(3,100)	(925)	(3,438)	(925)

Other Income (Expenses)
Impairment of Goodwill	(41,653)	-	(41,653)	-
Interest (Expense)	(2,355)	(2,399)	(4,944)	(4,798)
Total Other Income (Expenses)	(44,008)	(2,399)	(46,597)	(4,798)
Net Income (Loss) - Before Taxes	(47,108)	(3,324)	(50,035)	(5,723)
Taxes	-	-	-	-
Net Income (Loss)	$ (47,108)	$ (3,324)	$ (50,035)	$ (5,723)
Loss per Common Share	$ (.01)	$ -	$ (.01)	$ -
Weighted Average Outstanding Shares	9,990,544	9,990,544	9,990,544	9,990,544

Cardiff Communications, Inc.

Consolidated Statements of Cash Flows

Unaudited

	For the Six Months
	March 31 2005	March 31, 2004
Cash Flows from Operating Activities
Net Income (Loss)	$ (50,035)	$ (5,723)
Changes in Operating Assets & Liabilities;
Increase (Decrease) in Accounts Payable	6,041	925
Increase in Interest Payable	5,478	4,798
Net Cash (Used) by Operating Activities	(38,516)	-

Cash Flows from Investing Activities
Purchase of FCC License	(35,000)	-
Net Cash Provided by Investing Activities	(35,000)	-

Cash Flows from Financing Activities
Proceeds from Note Payable	74,176	-
Net Cash Provided by Financing Activities	44,176	-
Increase (Decrease) in Cash	660	-
Cash, Beginning of Period	200	200
Cash, End of Period	$ 860	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

March 31, 2005

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended March 31, 2005 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2005. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Acquisition of Summit Media, Inc.

As reported on Form 8K in September 2004, effective September 14, 2004, Cardiff Communications, Inc., ("the Company") executed an agreement to acquire all the of equity of Summit Media, Inc. ("Summit"), a privately-held Utah corporation in a stock for stock transaction. Effective March 21, 2005, the parties terminated that acquisition agreement and executed a new acquisition agreement.

As a result of the acquisition, Summit has become a wholly-owned subsidiary of the Company. Pursuant to the transaction, the shareholders of Summit were issued a convertible debenture in the amount of $30,000. Due to the acquisition, goodwill in the amount of $41,653 was booked to complete the transaction. Since there has been no revenue generated from the main asset acquired (FCC License), management has determined that goodwill has been impaired and has been written-off for the total amount. The debenture is convertible into 10 million post split shares of common stock which can be converted at any time. Consequently, the former shareholders of Summit may become the controlling shareholders of the Company if the debenture is converted for stock. The Company currently only has 10 million shares authorized and approximately the same number of shares issued and outstanding. The Company intends to effect up to a 100 to 1 reverse split and increase the authorized common shares to 200 million in order to raise additional capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Company has minimal liquid assets and has recently acquired Summit Media, Inc. The Company has plans to develop its existing television broadcast license and to acquire additional low power television stations. The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to expand its business. Historically, the Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation.

The Company reported a net loss of $(50,035) and $(3,324) for the quarters ended March 31, 2005, and March 31, 2004, respectively. The Company anticipates very little or no overhead from future operations until the television license is developed to the point of commencement of broadcasting.

Plan of Operations.

Summit Media, Inc. ("Summit") has become a wholly owned subsidiary of the Company and was recently formed to acquire and develop television broadcast licenses. Summit has already acquired a low power television ("LPTV") station construction ("CP") permit. W28BO "Channel 28" is currently a CP licensed to the city of Acton, Tennessee. The license authorizes up to 1.0 KW broadcast power and is authorized to broadcast 24 hours a day, 7 days a week.

Acton is a growing bedroom community in Tennessee. Because of this, the Company believes that, as a currently non-broadcasting license, the license purchase price is commercially reasonable. The Company also believes that with proper program development, the "value" of the station can be greatly enhanced.

The Company intends to negotiate a lease to install antennae and transmitter equipment on a television broadcast tower facility located in Acton. The broadcast signal, referred to in the industry as the "footprint," will reach most of the surrounding populated area. Through FCC imposed limitations, most LPTV licenses are limited in the amount of broadcast power; including W28BO which is limited to 1.0 KW in broadcast power.

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

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

The company intends to effect up to a 100 to 1 reverse split and increase the authorized capital of the Company from 10 million common shares to 200 million common shares.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

As reported on Form 8K in September 2004, effective September 14, 2004, Cardiff Communications, Inc., ("the Company") executed an agreement to acquire all the of equity of Summit Media, Inc. ("Summit"), a privately-held Utah corporation in a stock for stock transaction. Effective March 21, 2005, the parties terminated that acquisition agreement and executed a new acquisition agreement.

As a result of the acquisition, Summit has become a wholly-owned subsidiary of the Company. Pursuant to the transaction, the shareholders of Summit were issued a convertible debenture in the amount of $30,000. The debenture is convertible into 10 million post split shares of common stock. Consequently, the former shareholders of Summit may become the controlling shareholders of the Company if the debenture is converted for stock. The Company currently only has 10 million shares authorized and approximately the same number of shares issued and outstanding. The Company intends to effect up to a 100 to 1 reverse split and increase the authorized common shares to 200 million in order to raise additional capital.

The former sole officer and director of the Company has recently resigned and appointed a successor officer and director.

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

The Company intends to negotiate a lease to install antennae and transmitter equipment on a television broadcast tower facility located in Acton. The broadcast signal, referred to in the industry as the "footprint," will reach most of the surrounding populated area. Through FCC imposed limitations, most LPTV licenses are limited in the amount of broadcast power; including W28BO which is limited to 1.0 KW in broadcast power.

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

2) 8-K, Item 1 and 5 Change in Control of Registrant and Other Events, was filed March 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: May 20, 2005 Cardiff Communications, Inc.

By: /s/ Rubin Rodriguez

Rubin Rodriguez

Exhibit 31

SECTION 302 CERTIFICATION

I, Rubin Rodriguez, certify that:

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

Date: May 20, 2005 /s/ Rubin Rodriguez

Rubin Rodgriguez

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rubin Rodriguez, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 20, 2005 /s/ Rubin Rodriguez

Rubin Rodriguez

Chief Executive Officer

And Principal Accounting Officer