Form 10QSB
period 2005-06-30
CARDIFF COMMUNICATIONS INC
filed 2005-08-12
CIK 17485

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: June 302005

Commission File Number: 0-5662

CARDIFF COMMUNICATIONSINC.

(Exact name of registrant as specified in its charter)

NEVADA 87-0267292

(State or other jurisdiction of (IRS Employer

incorporation or organization) Identification No.)

378 North Main#124; LaytonUtah 84041

(Address of principal executive offices)

Registrant's telephone number including area code: (801) 497-9075

Former Addressif changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

9990544

(Number of shares of common stock the registrant had

outstanding as of July 212005

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Companypursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Companyall adjustments consisting of only normal recurring adjustmentsnecessary to present fairly the financial position of the Company as of June 302005 and the results of its operations and changes in its financial position from September 302004 through June 302005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff CommunicationsInc.

Consolidated Balance Sheets

Assets
	June 30 2005 (Unaudited)	September 30 2004
Current Assets
Cash	$ 387	200
FCC License	35000	-
Total Assets	$ 35387	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 12630	$ 4823
Interest Payable	39315	30785
Note Payable - Short Term (current)	220752	146575
Total Current Liabilities	272697	182183
Stockholders' Equity (Deficit)
Common Stock10000000 Shares Authorized at $.001 Par Value; 9990544 and Shares Issued and Outstanding	9991	9991
Capital in Excess of Par Value	(64721)	(64721)
Retained Deficit	(182580)	(127253)
Total Stockholders' Equity (Deficit)	(237310)	(181983)
Total Liabilities & Stockholders' Equity (Deficit)	$ 35387	$ 200

Cardiff CommunicationsInc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30 2005	June 30 2004	June 30 2005	June 30 2004

Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	2277	-	5716	924
Total Operating Expenses	2277		5716	924
Net (Loss) from Operations	(2277)	-	(5716)	(924)

Other Income (Expenses)
Impairment of Goodwill	-	-	(41653)	-
Interest (Expense)	(3014)	(2459)	(7958)	(7257)
Total Other Income (Expenses)	(3014)	(2459)	(49611)	(7257)
Net Income (Loss Before Taxes	(5291)	(2459)	(55327)	(8181)
Taxes	-	-	-	-
Net Income (Loss)	$ (5291)	$ (2459)	$ (55327)	$ (8181)
Loss per Common Share	$ (.01)	$ -	$ (.01)	$ -
Weighted Average Outstanding Shares	9990544	9990544	9990544	9990544

Cardiff CommunicationsInc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine months
	June 30 2005	June 30 2004
Cash Flows from Operating Activities
Net Income (Loss)	$ (55327)	$ (8181)
Changes in Operating Assets & Liabilities;
Increase (Decrease) in Accounts Payable	7807	924
Increase in Interest Payable	8530	7257
Net Cash (Used) by Operating Activities	(38990)	-

Cash Flows from Investing Activities
Purchase of FCC License	(35000)	-
Net Cash Provided by Investing Activities	(35000)	-

Cash Flows from Financing Activities
Proceeds from Note Payable	74177	-
Net Cash Provided by Financing Activities	44177	-
Increase (Decrease) in Cash	187	-
CashBeginning of Period	200	200
CashEnd of Period	$ 387	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff CommunicationsInc.

Notes to the Financial Statements

June 302005

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended June 302005 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 302005. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 312004 audited financial statements. The results of operations for the periods ended June 302005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Acquisition of Summit MediaInc.

As reported on Form 8K in September 2004effective September 142004Cardiff CommunicationsInc.("the Company") executed an agreement to acquire all the of equity of Summit MediaInc. ("Summit")a privately-held Utah corporation in a stock for stock transaction. Effective March 212005the parties terminated that acquisition agreement and executed a new acquisition agreement.

As a result of the acquisitionSummit has become a wholly-owned subsidiary of the Company. Pursuant to the transactionthe shareholders of Summit were issued a convertible debenture in the amount of $30000. Due to the acquisitiongoodwill in the amount of $41653 was booked to complete the transaction. Since there has been no revenue generated from the main asset acquired (FCC License)management has determined that goodwill has been impaired and has been written-off for the total amount. The debenture is convertible into 10 million post split shares of common stock which can be converted at any time. Consequentlythe former shareholders of Summit may become the controlling shareholders of the Company if the debenture is converted for stock. The Company currently only has 10 million shares authorized and approximately the same number of shares issued and outstanding. The Company intends to effect up to a 100 to 1 reverse split and increase the authorized common shares to 200 million in order to raise additional capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Company has minimal liquid assets and has recently acquired Summit MediaInc. The Company has plans to develop its existing television broadcast license and to acquire additional low power television stations. The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to expand its business. Historicallythe Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation.

The Company reported a net loss of $(5291) and $(2459) for the quarters ended June 302005and June 302004respectively. The Company anticipates very little or no overhead from future operations until the television license is developed to the point of commencement of broadcasting.

Plan of Operations.

Summit MediaInc. ("Summit") has become a wholly owned subsidiary of the Company and was recently formed to acquire and develop television broadcast licenses. Summit has already acquired a low power television ("LPTV") station construction ("CP") permit. W28BO "Channel 28" is currently a CP licensed to the city of ActonTennessee. The license authorizes up to 1.0 KW broadcast power and is authorized to broadcast 24 hours a day7 days a week.

Acton is a growing bedroom community in Tennessee. Because of thisthe Company believes thatas a currently non-broadcasting licensethe license purchase price is commercially reasonable. The Company also believes that with proper program developmentthe "value" of the station can be greatly enhanced.

The Company intends to negotiate a lease to install antennae and transmitter equipment on a television broadcast tower facility located in Acton. The broadcast signalreferred to in the industry as the "footprint" will reach most of the surrounding populated area. Through FCC imposed limitationsmost LPTV licenses are limited in the amount of broadcast power; including W28BO which is limited to 1.0 KW in broadcast power.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934is recordedprocessedsummarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officerbased on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of December 312004have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 302005 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were not any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affectsignificantly affect the Company's internal controls subsequent to the date of their evaluation

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities

Shareholders holding a majority of the stock of the Company have consented to and authorized the Board to 1) change the name of the Companythe name to be determined at a later date; 2) an increase in the authorized common shares from 10000000 to 20000000; 3) effectuate up to 100:1 reverse split of the Company's common stock. Fractional shares will be rounded up to the nearest full share. In an effort to preserve shareholders in "round lots"which is of benefit to the shareholders and the Companyno certificate below one hundred shares will be reversed and no certificate greater than one hundred shares will be reversed below one hundred shares. As existing stock certificates are sent in for transfer they will be replaced with new certificates reflecting the reverse split.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders

Due to written consent by a majority of the Company's shareholdersthe changes in securities as reported in Item 2 were not required to be voted upon by all shareholders.

Item 5. Other Information

As reported on Form 8K in September 2004effective September 142004Cardiff CommunicationsInc.("the Company") executed an agreement to acquire all the of equity of Summit MediaInc. ("Summit")a privately-held Utah corporation in a stock for stock transaction. Effective March 212005the parties terminated that acquisition agreement and executed a new acquisition agreement.

As a result of the acquisitionSummit has become a wholly-owned subsidiary of the Company. Pursuant to the transactionthe shareholders of Summit were issued a convertible debenture in the amount of $30000. The debenture is convertible into 10 million post split shares of common stock. Consequentlythe former shareholders of Summit may become the controlling shareholders of the Company if the debenture is converted for stock. The Company currently only has 10 million shares authorized and approximately the same number of shares issued and outstanding. The Company intends to effect up to a 100 to 1 reverse split and increase the authorized common shares to 200 million in order to raise additional capital.

The former sole officer and director of the Company has recently resigned and appointed a successor officer and director.

Summit Media was recently formed to acquire and develop television broadcast licenses. Summit has already acquired a low power television ("LPTV") station construction ("CP") permit. W28BO "Channel 28" is currently a CP licensed to the city of ActonTennessee. The license authorizes up to 1.0 KW broadcast power and is authorized to broadcast 24 hours a day7 days a week.

Acton is a growing bedroom community in Tennessee. Because of thisthe Company believes thatas a currently non-broadcasting licensethe license purchase price is commercially reasonable. The Company also believes that with proper program developmentthe "value" of the station can be greatly enhanced.

The Company intends to negotiate a lease to install antennae and transmitter equipment on a television broadcast tower facility located in Acton. The broadcast signalreferred to in the industry as the "footprint" will reach most of the surrounding populated area. Through FCC imposed limitationsmost LPTV licenses are limited in the amount of broadcast power; including W28BO which is limited to 1.0 KW in broadcast power.

Item 6. Exhibits and Reports on Form 8-K

1). The following exhibits are filed with this report:

31. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 13 (a) and 15(d) of the Securities Exchange Act of 1934 and pursuant to the 19 U.S.C. 1350as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: July2005 Cardiff CommunicationsInc.

By: /s/ Rubin Rodriguez

Rubin Rodriguez

Exhibit 31

SECTION 302 CERTIFICATION

IRubin Rodriguezcertify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cardiff CommunicationsInc.;

2. Based on my knowledgethis quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements madein light of the circumstances under which such statements were madenot misleading with respect to the period covered by this quarterly report.

3. Based on my knowledgethe financial statementsand other financial information included in this quarterly reportfairly present in all material respects the financial conditionresults of operations and cash flows of the registrant as ofand forthe periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervisionto ensure that material information relating to the registrantincluding its consolidated subsidiariesis made known to me by others within those entitiesparticularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affectedor is reasonably likely to materially affectthe registrant's internal control over financial reporting.

5. I have disclosedbased on my most recent evaluation of internal control over financial reportingto the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to recordprocesssummarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraudwhether or not materialthat involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: July2005 /s/ Rubin Rodriguez

Rubin Rodgriguez

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff CommunicationsInc.on Form 10-QSB for the period ending June 302005 as filed with the Securities and Exchange Commission on the date hereof (the "Report")the undersignedRubin RodriguezChief Executive Officer and Principal Accounting Officer of the Companycertifypursuant to 18 U.S.C. 1350as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presentsin all material respectsthe financial condition and result of operations of the Company.

Date: July 2005 /s/ Rubin Rodriguez

Rubin Rodriguez

Chief Executive Officer

And Principal Accounting Officer