Form 10KSB/A
period 2005-09-30
CARDIFF COMMUNICATIONS INC
filed 2006-01-17
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Registrant's telephone number, including area code: (801) 273-9300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Capital Stock $.001 Par Value

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 12 or 15(d)D of the Exchange Act. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). [ X ]

Revenue for the year ended September 30, 2005: $0

As of December 13, 2005 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 13, 2005 the number of shares outstanding of the Registrant's Common Stock was 10,239,499.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements." Such statements include discussion on the opening of a mill, product uses, completion of EA studies and planned financing.

Corporate History

Cardiff Communications, Inc., ("the Company") was organized in December 1906 in the State of Utah under the name Cardiff Mining & Milling Company. During the 60's the Company changed its name to Cardiff Industries, Inc. and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. Consequently in 1980, the Company's name was changed to Cardiff Communications, Inc.. The Company changed it's domicile to the state of Nevada which was effective in 1999 and filed with the Secretary of State Nevada in 2001. The Company has had no operations in the last 10 years, but intends to pursue business opportunities in the communications industry.

The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, in September 2004,the Company executed an agreement to acquire all of the equity of Summit Media, Inc. ("Summit"), a privately-held Utah corporation. The agreement closed on March 21, 2005.

Upon closing of the acquisition, Summit became a wholly-owned subsidiary of the Company. Pursuant to the transaction, the shareholders of Summit were issued a convertible note in the amount of $30,000.

This transaction resulted in a change of control of management. Following notice and filing pursuant to Rule 14f-1, the sole officer and director resigned on May 23, 2005.

Summit Media was formed in March of 2004 to acquire and develop television broadcast licenses. Summit has already acquired a low power television ("LPTV") station construction permit ("CP") W28BO "Channel 28", which is currently licensed to the city of Acton, Tennessee. The Purchase Agreement provides for payments to the sellers upon the occurrence of certain events in the FCC compliance process. The Company's goal is to create value to the station prior to the build out of the station.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During August 2005, shareholders holding a majority of the company's shares currently issued and outstanding, consented to the an increase in the number of authorized common shares from 10,000,000 to 200,000,000; effectuated a 100 to 1 reverse split; and a change in the Company's name to be selected at a later date.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "CDFO.OB". As of December 13, 2005, the Company had approximately 1,259 shareholders of record. The Company has been unable to obtain any historical information.

The Company has not declared any cash dividends on its Common Stock in the last thirty years and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

The Board of Directors deemed in it the Company's best interest and the shareholders holding a majority of the Company's outstanding common stock consented to a reverse split of the Company's common stock on a basis of up to 100 to 1. The reverse became effective September 15, 2005. The recapitalization reduced on a 100 to 1 basis the issued and outstanding shares of the Company's common stock, par value $.001 per share through a reverse split or consolidation, so that shareholders will receive one (1) share of Common Stock for every one hundred (100) shares of Common Stock now held by the shareholder. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares was reversed and no certificate greater than one hundred shares was reversed below one hundred shares. No fractional shares were issued in connection with such recapitalization and only fractional shares were rounded up to the nearest whole number. This transaction is not intended to be a "going private" transaction. The rights of existing shareholders will not be altered and no shareholder will be eliminated as a result of the reverse split.

In September, the Company accepted the conversion of $30,000 owed to the Company's current officer and director of debt for the issuance of 10,000,000 post-split shares of the Company's common stock. Common Stock and Additional paid in capital were credited for the appropriate amounts.

As a result of the above new issuances and the reverse split of common stock the Company's outstanding shares of common stock was increased from 9,990,544 (pre-split) at the beginning of 2004 to 10,239,499 (post-split) at December 13, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended September 30, 2005. The total accumulated deficit for the year ended September 30, 2005 was $188,500, as compared $127,253 at September 30, 2004. The Company has no operating capital for future operations.

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

Results of Operations

The Company reported a net loss of $61,247 for the year ended September 30, 2005, compared to a net loss of $76,939 for the previous year. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company, until a successor business can be acquired or merged.

During September 2005, approximately $6,500 of accounts payable were settled in exchange for a convertible note and are reflected in that portion of the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of September 30, 2005.

Statements of Operations for the years ended September 30, 2005 and September 30, 2004.

Statement of Stockholders' Equity for the period from October 1, 2002 to September 30, 2005.

Statement of Cash Flows for the years ended September 30, 2005 and September 30, 2004.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

/Letterhead/

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Cardiff Communications, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Cardiff Communications, Inc., as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff Communications, Inc., at September 30, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity withU.S. generally accepted accounting principles.

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

/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

January 12, 2006

Cardiff Communications, Inc.

Consolidated Balance Sheet

Assets
	September 30
	2005	2004
Current Assets
Cash	$ 468	$ 200
Other Assets
FCC License	35,000	-
Total Assets	$ 35,468	$ 200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 8,183	$ 4,823
Interest Payable	43,225	30,785
Notes Payable	197,290	146,575
Total Current Liabilities	248,698	182,183
Stockholders' Equity (Deficit)
Common Stock 200,000,000 Shares Authorized at $.001 Par Value; 10,239,499 and 99,905 Shares Issued and Outstanding at September 30, 2005 and September 30, 2004	10,240	100
Capital in Excess of Par Value	(34,970)	(54,830)
Retained Deficit	(188,500)	(127,253)
Total Stockholders' Equity (Deficit)	(213,230)	(181,983)
Total Liabilities & Stockholders' Equity (Deficit)	$ 35,468	$ 200

Cardiff Communications, Inc.

Consolidated Statements of Operations

	For the Year Ended September 30,
	2005	2004
Revenue	$ -	$ -
Expenses
General & Administrative	7,687	7,452
Total Operating Expenses	7,687	7,452
Net Operating Loss	(7,687)	(7,452)
Other Income (Expenses)
Impairment of Goodwill	(41,653)	-
Interest (Expense)	(11,907)	(9,487)
Total Other Income (Expenses)	(53,560)	(9,487)
Net Income (Loss) - Before Taxes	(53,560)	(16,939)
Taxes	-	-
Net Income (Loss)	$ (61,247)	$ (16,939)
Loss per Common Share	$ (0.23)	$ (0.16)
Weighted Average Outstanding Shares	266,896	99,905

Cardiff Communications, Inc.

Consolidated Statements of Stockholders' Equity

Common Stock		Capital In Excess of Par Value	Retained Deficit
Shares	Amount
Balance, September 30, 2003	99,905	$100	$ (54,830)	$(110,314)
Loss for the Year Ended September 30, 2004	-	-	-	(16,939)
Balance, September 30, 2004	99,905	100	(54,830)	(127,253)
Fractional Shares Issued Due to Rounding of 100:1 Reverse Stock Split	139,594	140	(140)	-
Shares issued for debt at $.003 per Share	10,000,000	10,000	20,000	-
Loss for the Year Ended September 30, 2005	-	-	-	(61,247)
Balance, September 30, 2005	10,239,499	$ 10,240	$ (34,970)	$(188,500)

Cardiff Communications, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net Income (Loss)	$ (61,247)	$ (16,939)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Used in Operating Activities
Impairment of Goodwill	41,653	-
Changes in Operating Assets & Liabilities; (Net of Acquisition)
Increase (Decrease) in Accounts Payable	747	162
Increase in Interest Payable	11,907	9,487
Net Cash (Used) by Operating Activities	(6,940)	(7,290)
Cash Flows from Investing Activities
Cash Acquired in Acquisiton	668	-
Net Cash Provided by Investing Activities	668	-
Cash Flows from Financing Activities
Proceeds from Notes Payable	6,540	7,290
Net Cash Provided by Financing Activities	6,540	7,290
Increase (Decrease) in Cash	268	-
Cash, Beginning of Year	200	200
Cash, End of Year	$ 468	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Activities:
Common Stock Issued for Notes Payable	$ 30,000	$ -

Cardiff Communications, Inc.

Consolidated Notes to the Financial Statements

September 30, 2005 and 2004

NOTE 1 - Corporate History

The Company was organized on December 8, 1906 in the State of Utah under the name of "Cardiff Industries." Subsequently, the name was changed to "Cardiff Communications, Inc.". During 2001, the Company changed its domicile to the State of Nevada.

On March 22, 2005, the Company entered into an acquisition agreement with Summit Media, Inc. ("Summit"), a privately-held Utah corporation. Pursuant to the agreement, the Company exchanged a $30,000 convertible note for all of the outstanding common stock of Summit. In September 2005, the convertible note was converted into 10,000,000 shares of the Company's common stock.

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

F. Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. All intangible assets are tested for impairment on an annual basis. During the years ended September 30, 2005 and 2004, the Company recognized an impairment loss on goodwill of $41,653 and $0, respectively.

G. Basis of Consolidation. The consolidated financial statements for the year ended September 30, 2005 include the accounts of Summit Media, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidation.

H. Financial Instruments. The recorded amounts of financial instruments, including cash equivalents, accounts payable, accrued expenses and notes payable approximate their market values as of September 30, 2005 and 2004. The Company has no investments in derivative financial instruments.

Cardiff Communications, Inc.

Consolidated Notes to the Financial Statements

September 30, 2005 and 2004

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

The Company has cumulative net operating loss carryforwards of approximately $188,500 at September 30, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2005 have been offset by valuation reserves of the same amount.

	September 30,
Deferred Tax Assets:	2005	2004
Net Operating Loss Carryforwards	$ 28,000	$ 19,000
Less: Valuation Allowance for	(28,000)	(19,000)
Total Deferred Tax Assets	$ -	$ -

Cardiff Communications, Inc.

Consolidated Notes to the Financial Statements

September 30, 2005 and 2004

NOTE 4 - Notes Payable

In order to meet it's operating needs, the Company has issued several convertible promissory notes totaling $197,290. The notes bear interest between the rates of 5% and 10% per annum, which are secured by the Company's common stock and are due on demand. The notes are convertible to the Company's common shares, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates of each other. At September 30, 2005, the total accrued interest totaled $43,353.

September 30,
The Company has the following notes payable obligations:	2005	2004
Note payable to an individual is due on demand, plus accrued rate of 0% per annum.	$ 35,000	$ -
Convertible note payable to an entity is due on demand plus accrued interest at a rate of 5% per annum, convertible into 600,000 common shares at $.001 per share.	60,000	60,000
Convertible notes payable to two entities are due on demand plus accrued interest at a rate of 8% per annum, convertible into 720,740 common shares at $.001 per share.	72,074	72,074
Convertible notes payable to three entities are due on demand plus accrued interest at a rate of 10% per annum, convertible into 302,160 common shares at $.001 per share.	30,216	14,501
Totals	$ 197,290	$ 146,575
Less Current Maturities	(197,290)	(146,575)
Total Long-Term Notes Payable	$ -	$ -

Cardiff Communications, Inc.

Consolidated Notes to the Financial Statements

September 30, 2005 and 2004

NOTE 4 - Notes Payable (Continued)

Following are maturities of long-term debt for each of the next five years:

Year	Amount
2005	$ 197,290
2006	-
2007	-
2008	-
Thereafter	-
Total	$ 197,290

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

Cardiff Communications, Inc.

Consolidated Notes to the Financial Statements

September 30, 2005 and 2004

NOTE 6 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the potential exercise of the convertible notes payable were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2005 and 2004.

The following data shows the shares used in computing the loss per common share.

	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended September 30, 2005:
Basic EPS Net loss to common shareholders	$ (61,247)	266,896	$ (0.23)
For the year ended September 30, 2004:
Basic EPS Net loss to common shareholders	$ (16,939)	99,905	$ (0.16)

NOTE 7 - Stockholders' Equity

In September 2005, the Company accepted the conversion of $30,000 of debt for the issuance of 10,000,000 (post-split shares) of the Company's common stock at $0.003 per share.

On September 15, 2005, the Board of Directors authorized a 100:1 reverse split of its common stock. The consolidated financial statements have been retroactively restated for the reverse split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified int eh rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of September 30, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2005 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were not been any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company's internal controls subsequent to the date of their evaluation

ITEM 8B. OTHER INFORMATION

Reports on Form 8-K filed during the period covered by this report.

1. March 29, 2005; Item 5.01 Change in Control of Registrant

2. May 25, 2005; Item 1.01 Change in Control of Registrant

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

Age Director Position with

Name (2005) Since Company

Rubin Rodriguez 45 2005 President, CEO and Director

378 North Main, #124

Layton, Utah 84061

Mr. Rodriguez has been in the broadcast media industry for the past 20 years. During this period of time he has served as general manager for several radio and television stations. As co-owner of R&D Media Group, Inc. he negotiated the acquisition of, and oversaw the development of five television stations. He is currently the founder and owner of Ninth Island Broadcasting, Inc., a company engaged in the development of broadcast properties.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

None.

Employment Agreements and Other Compensation Arrangements

None.

Compensation of Non-Employee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Number of shares of Beneficial Ownership	Percent and Class
Rubin Rodriquez. 378 North Main, #124 Layton, UT 84061	10,000,000	97%
Officers and Directors as a Group Officers and Directors as a Group
Rubin Rodriquez 378 North Main, #124 Layton, UT 84061	10,000,000	97%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13. EXHIBITS.

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

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2005 and 2004 were $5,000 and $5,500, respectfully.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2005 and 2004 were $0 and $0, respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2005 and 2004 were $0 and $0, respectfully. Services described above in this Item 14 were approved in advance by the Board of Directors.

All Other Fees

The Company's Board of Directors functions as its audit committee. The total all other fees for the fiscal years ended September 30, 2005 and 2004 were $0 and $0, respectively. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiff Communications, Inc.

/s/ Rubin Rodriquez

Dated: January 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/sRubin Rodriquez President, Director, January 13, 2006

Principal Executive and

Financial Officer

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

Date: January 13, 2006 /s/ Rubin Rodriguez

Rubin Rodriguez

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cardiff Communications, Inc., on Form 10-KSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rubin Rodriguez, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 13, 2006 /s/ Rubin Rodriguez

Rubin Rodriguez, Chief Executive Officer

And Principal Accounting Officer