Form 10QSB
period 2005-12-31
CARDIFF COMMUNICATIONS INC
filed 2006-02-14
CIK 17485

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2005

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

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).

Yes X No ___

10,239,499

(Number of shares of common stock the registrant had

outstanding as of January 18, 2006

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2005 and the results of its operations and changes in its financial position from September 30, 2005 through December 31, 2005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Consolidated Balance Sheets

Assets
	December 31, 2005 (Unaudited)	September 30, 2005
Current Assets
Cash	$ 444	468
Other Assets
FCC License	35,000	35,000
Total Assets	$ 35,444	$ 35,468

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 12,121	$ 8,183
Interest Payable	46,180	43,225
Note Payable - Short Term (current)	197,290	197,290
Total Current Liabilities	255,591	248,698
Stockholders' Equity (Deficit)
Common Stock, 200,000,000 Shares Authorized at $.001 Par Value; 10,239,499 Shares Issued and Outstanding at December 31, 2005 and September 30, 2005, respectively	10,240	10,240
Capital in Excess of Par Value	(34,970)	(34,970)
Retained Deficit	(195,417)	(188,500)
Total Stockholders' Equity (Deficit)	(220,147)	(213,230)
Total Liabilities & Stockholders' Equity (Deficit)	$ 35,444	$ 35,468

Cardiff Communications, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2005	2004

Revenue	$ -	$ -

Expenses
General & Administrative	3,962	3,100
Total Operating Expenses	3,962	3,100
Net Operating Loss	(3,962)	(3,100)

Other Income (Expenses)
Interest (Expense)	(2,955)	(2,589)
Total Other Income (Expenses)	(2,955)	(2,589)
Net Income (Loss) - Before Taxes	(6,917)	(2,589)
Taxes	-	-
Net Income (Loss)	$ (6,917)	$ (5,689)
Loss per Common Share	$ (0.00)	$ (0.06)
Weighted Average Outstanding Shares	10,239,499	99,905

Cardiff Communications, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months December 31,
	2005	2004
Cash Flows from Operating Activities
Net Income (Loss)	$ (6,917)	$ (5,689)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Used in Operating Activities
Impairment of Goodwill
Changes in Operating Assets & Liabilities; (Net of Acquisition)
Increase (Decrease) in Accounts Payable	3,938	3,100
Increase in Interest Payable	2,955	2,589
Net Cash (Used) by Operating Activities	(24)	-
Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from Note Payable	-	-
Net Cash Provided by Financing Activities	-	-
Increase (Decrease) in Cash	(24)	-
Cash, Beginning of Period	468	200
Cash, End of Period	$ 444	$ 200
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

December 31, 2005

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2005 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2005. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 31, 2005 audited financial statements. The results of operations for the periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Results of Operation.

The Company reported a net loss of $(6,917) and $(5,689) for the quarters ended December 31, 2005, and December 30, 2004, respectively. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company until the television license is developed to the point of commencement of broadcasting.

Plan of Operations.

Summit Media, Inc. ("Summit"), a wholly owned subsidiary of the Company and was recently formed to acquire and develop television broadcast licenses. Summit has already acquired a low power television ("LPTV") station construction ("CP") permit. W28BO "Channel 28" is currently a CP licensed to the city of Acton, Tennessee. The license authorizes up to 1.0 KW broadcast power and is authorized to broadcast 24 hours a day, 7 days a week.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of December 31, 2005 for the purposes set forth in the definition in Exchange Act rules.

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

2). No Form 8-K have been filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: January , 2006 Cardiff Communications, Inc.

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

Date: January , 2006 /s/ Rubin Rodriguez

Rubin Rodgriguez

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rubin Rodriguez, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January , 2006 /s/ Rubin Rodriguez

Rubin Rodriguez

Chief Executive Officer

And Principal Accounting Officer