Form 10QSB
period 2006-03-31
CARDIFF COMMUNICATIONS INC
filed 2006-05-22
CIK 17485

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2006

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and changes in its financial position from September 30, 2005 through March 31, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Consolidated Balance Sheets

Assets
	March 31, 2005 (Unaudited)	September 30, 2005
Current Assets
Cash	$ 395	$ 468
Other Assets
FCC License	3,500	35,000
Total Assets	$ 3,895	$ 35,468

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$12,351	$8,183
Interest Payable	49,069	43,225
Notes Payable	197,290	197,290
Total Current Liabilities Total Liabilities	258,710 258,710	248,698 248,698
Stockholders' Equity (Deficit)
Common Stock, 200,000,000 Shares Authorized at $.001 Par Value; 10,239,499 Shares Issued and Outstanding	10,240	10,240
Capital in Excess of Par Value	(34,970)	(34,970)
Retained Deficit	(230,085)	(188,500)
Total Stockholders' Equity (Deficit)	(254,815)	(213,230)
Total Liabilities & Stockholders' Equity (Deficit)	$ 3,895	$ 35,468

Cardiff Communications, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended Mach 31,
	2006	2005	2006	2005

Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	279	3,100	4,241	3,438
Total Operating Expenses	279	3,100	4,241	3,438
Net Operating Loss	(279)	(3,100)	(4,241)	(3,438)
Other Income (Expenses)
Impairment of Goodwill	-	(41,653)	-	(41,653)
Impairment of FCC License	(31,500)		(31,500)
Interest (Expense)	(2,889)	(2,355)	(5,844)	(4,944)
Total Other Income (Expenses)	(34,389)	(44,008)	(37,344)	(46,597)
Net Income (Loss) - Before Taxes	(34,668)	(47,108)	(41,585)	(50,035)
Taxes	-	-	-	-
Net Income (Loss)	$ (34,668)	$ (47,108)	$ (41,585)	$ (50,035)
Loss per Common Share	$ (0.00)	$(.01)	$ (0.00)	$(.01)
Weighted Average Outstanding Shares	10,239,499	9,990,544	10,239,499	9,990,544

Cardiff Communications, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months March 31,
	2006	2005
Cash Flows from Operating Activities
Net Income (Loss)	$ (41,585)	$ (50,035)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Used in Operating Activities
Changes in Operating Assets & Liabilities:
Increase (Decrease) in Accounts Payable	4,168	6,041
Increase (Decrease) in Interest Payable	5,844	5,478
Net Cash (Used) by Operating Activities	(31,573)	(38,516)
Cash Flows from Investing Activities
Purchase of FCC License	-	(35,000)
Impairment of FCC License (Note 2)	31,500	-
Net Cash Provided by Investing Activities	31,500	(35,000)
Cash Flows from Financing Activities
Proceeds from Note Payable	-	74,176
Net Cash Provided by Financing Activities	-	44,176
Increase (Decrease) in Cash	(73)	660
Cash, Beginning of Period	468	200
Cash, End of Period	$ 395	$ 860
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

March 31, 2006

NOTE 1 - Interim Financial Statements

The financial statements for the six months ended March 31, 2006 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2006. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Impairment of FCC License

On December 7, 2004 the FCC granted the company a license to operate a commercial television station. While the FCC license has a renewable five-year term, the company expects to renew the license as there are no legal, regulatory, contractual, competitive, economic or other factors that limit its useful life. As a result, the company treats the FCC license as an indefinite-lived intangible asset under the provisions of SFAS No. 142, ""Goodwill and Other Intangible Assets."" We re-evaluate the useful life determination for our FCC license each reporting period to determine whether events and circumstances continue to support an indefinite useful life. To date, the company has not recorded any amortization expense related to our FCC license.

We test our FCC license for impairment at least annually unless indicators of impairment exist. Pursuant to current accounting policies and procedures, management has decided to write down the value of the FCC license asset from $35,000 to $3,500 until such time as additional development funds can be invested or until the license can generate income following station construction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Company has minimal liquid assets and has recently acquired Summit Media, Inc. The Company has plans to develop its existing television broadcast license and to acquire additional low power television stations. The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to expand its business. Historically, the Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities. Pursuant to current accounting policies and procedures, management has decided to write down the value of the FCC license asset from $35,000 to $3,500 until such time as additional development funds can be invested or until the license can generate income following broadcasting on the station.

Results of Operation.

The Company reported a net loss of $3,168 and $47,108 for the quarters ended March 31, 2006, and March 31, 2005, respectively. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company until the television license is developed to the point of commencement of broadcasting.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of September 31, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of March 31, 2006 for the purposes set forth in the definition in Exchange Act rules.

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

2). No Form 8-K's have been filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: May 15, 2006 Cardiff Communications, Inc.

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

Date: May 15, 2006 /s/ Rubin Rodriguez

Rubin Rodgriguez

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rubin Rodriguez, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 15, 2006 /s/ Rubin Rodriguez

Rubin Rodriguez

Chief Executive Officer

And Principal Accounting Officer