Form 10QSB
period 2006-06-30
CARDIFF COMMUNICATIONS INC
filed 2006-08-10
CIK 17485

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2006

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

Yes X No ___

10,239,499

(Number of shares of common stock the registrant had

outstanding as of July 1, 2006

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and changes in its financial position from September 30, 2005 through June 30, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.

Consolidated Balance Sheets

Assets
	June 30, 2006 (Unaudited)	September 30, 2005
Current Assets
Cash	$ 371	$ 468
Total Current Assets	371	468
Other Assets
FCC License	3,500	35,000
Total Other Assets	3,500	35,000
Total Assets	$ 3,871	$ 35,468

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$12,170	$8,183
Interest Payable	51,853	43,225
Notes Payable	197,790	197,290
Total Current Liabilities Total Liabilities	261,813 261,813	248,698 248,698
Stockholders' Equity (Deficit)
Common Stock, 200,000,000 Shares Authorized at $.001 Par Value; 10,239,499 Shares Issued and Outstanding	10,240	10,240
Capital in Excess of Par Value	(34,970)	(34,970)
Accumulated Deficit	(233,212)	(188,500)
Total Stockholders' Equity (Deficit)	(257,942)	(213,230)
Total Liabilities & Stockholders' Equity (Deficit)	$ 3,871	$ 35,468

Cardiff Communications, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005

Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	344	2,277	4,585	3,438
Total Operating Expenses	344	2,277	4,585	3,438
Net Operating (Loss)	(344)	(2,277)	(4,585)	(3,438)
Income (Loss) From Operaions	(344)	(2,277)	(4,585)	(3,438)
Other Income (Expenses)
Impairment of Goodwill	-	-	-	(41,653)
Impairment of FCC License	-	-	(31,500)	-
Interest (Expense)	(2,783)	(3,014)	(8,627)	(4,944)
Total Other Income (Expenses)	(2,783)	(3,014)	(40,127)	(46,597)
Net Income (Loss) - Before Taxes	(2,783)	(5,291)	(44,712)	(50,035)
Taxes	-	-	-	-
Net Income (Loss)	$ (3,127)	$ (5,291)	$ (44,712)	$ (50,035)
Basic (Loss) per Common Share	$ (0.00)	$ (.01)	$ (.00)	$(.01)
Weighted Average Outstanding Shares	10,239,499	9,990,544	10,239,499	9,990,544

Cardiff Communications, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine months June 30,
	2006	2005
Cash Flows from Operating Activities
Net Income (Loss)	$ (44,712)	$ (55,327)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Used in Operating Activities
Changes in Operating Assets & Liabilities:
Increase (Decrease) in Accounts Payable	3,987	7,807
Increase (Decrease) in Interest Payable	8,628	8,530
Net Cash (Used) by Operating Activities	(32,097)	(38,990)
Cash Flows from Investing Activities
Purchase of FCC License	-	(35,000)
Impairment of FCC License (Note 2)	31,500	-
Net Cash Provided by Investing Activities	31,500	(35,000)
Cash Flows from Financing Activities
Proceeds from Note Payable	500	74,177
Net Cash Provided by Financing Activities	500	44,177
Increase (Decrease) in Cash	(97)	187
Cash, Beginning of Period	468	200
Cash, End of Period	$ 371	$ 387
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Cardiff Communications, Inc.

Notes to the Financial Statements

June 30, 2006

NOTE 1 - Interim Financial Statements

The financial statements for the nine months ended June 30, 2006 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2006. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

Results of Operation.

The Company reported a net loss of $3,127 and $5,291 for the quarters ended June 30, 2006, and June 30, 2005, respectively. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company until the television license is developed to the point of commencement of broadcasting.

The Company reported a net loss of $44,712 and $50,035 for the nine months ended June 30, 2006 and 2005, respectively.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of September 31, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2006 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were not any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company's internal controls subsequent to the date of their evaluation

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . None

Item 5. Other Information

In June 2006, an unrelated party loaned the Company money to cover expenses. The Board of Directors issued a convertible debenture at 10% a.p.r. interest, due on demand.

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

Dated: August , 2006 Cardiff Communications, Inc.

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

Date: August, 2006 /s/ Rubin Rodriguez

Rubin Rodgriguez

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cardiff Communications, Inc., on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rubin Rodriguez, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August , 2006 /s/ Rubin Rodriguez

Rubin Rodriguez

Chief Executive Officer

And Principal Accounting Officer