Form 10KSB
period 2006-09-30
CARDIFF COMMUNICATIONS INC
filed 2007-01-26
CIK 17485

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2006

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                        Commission File No.  0-5662

                        CARDIFF COMMUNICATIONS, INC.
                       -----------------------------
           (Exact name of Registrant as specified in its charter)

     NEVADA                                                 87-0267292
-------------------------------           ---------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). [ X ]

Revenue for the year ended September 30, 2006:   $0

As of November 15, 2006 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of November 15, 2006 the number of shares outstanding of the Registrant's Common Stock was 10,239,499.



---------------------------------------------------------------------------

                                   PART I

---------------------------------------------------------------------------

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


ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.




                                     3



---------------------------------------------------------------------------

                                  PART II

---------------------------------------------------------------------------

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND  RELATED
STOCKHOLDER MATTERS

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the
symbol "CDFO.OB".   As of November 15, 2006, the Company had approximately
1,259 shareholders of record. The Company has been unable to obtain any historical information.

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

     There have been no changes in the outstanding stock during the period covered by this report.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company had no revenue during the year ended September 30, 2006. The total accumulated deficit for the year ended September 30, 2006 was $245,554, as compared $188,500 at September 30, 2005. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

     The Company reported a net loss of $57,054 for the year ended September 30, 2006, compared to a net loss of $61,247 for the previous year. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company, until a successor business can be acquired or merged.

     General and administrative expenses increased by $6,500 from $7,687 in 2005 to $14,237 in 2006. This increase is due largely in part to increased accounting expenses and licensing fees.

     The interest expense decreased by approximately $600 from $11,907 in September 2005 to $11,317 for September 2006. The decrease is primarily the result of the Company converting a debt to common stock in 2005.

     During September 2006, approximately $9,100 of accounts payable were settled in exchange for two convertible notes, due on demand with interest rates of 10% each and are reflected in that portion of the Company's financial statements.


ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

        Report of Independent Registered Public Accounting Firm

        Balance Sheets as of September 30, 2006.

        Statements of Operations for the years ended September 30, 2006 and September 30, 2005.

        Statement of Stockholders' Equity for the period from October 1, 2002 to September 30, 2006.

        Statement of Cash Flows for the years ended September 30, 2006 and September 30, 2005.

        Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.








/Letterhead/

          Report of Independent Registered Public Accounting Firm


Stockholders and Directors
Cardiff Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Cardiff Communications, Inc., as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB, (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiff Communications, Inc., at September 30, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
January 5, 2007


                        Cardiff Communications, Inc.
                        Consolidated Balance Sheets

                                   Assets
                                                        September 30
                                                     2006          2005
                                                 ------------  ------------
Current Assets
--------------
  Cash                                           $      372    $       468

Other Assets
------------
  FCC License                                          3,500        35,000
                                                 ------------  ------------
Total  Assets                                    $     3,872   $    35,468
                                                 ============  ============

               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
-------------------
  Accounts Payable                               $    13,150   $     8,183
  Interest Payable                                    54,542        43,225
  Convertible Notes Payable (Non-Related)            206,464       197,290
                                                 ------------  ------------
Total Current Liabilities                            274,156       248,698

Commitments                                                -             -
-----------                                      ------------  ------------

Stockholders' Equity (Deficit)
------------------------------
  Common Stock, 200,000,000 Shares Authorized
   at $.001 Par Value; 10,239,499 Shares
   Issued and Outstanding, Respectively               10,240        10,240
  Capital in Excess of Par Value                     (34,970)      (34,970)
  Accumulated Deficit                               (245,554)     (188,500)
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)             (270,284)     (213,230)
                                                 ------------  ------------
Total Liabilities &
Stockholders' Equity (Deficit)                   $     3,872   $    35,468
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     8

                        Cardiff Communications, Inc.
                   Consolidated Statements of Operations

                                          For the Years Ended September 30,
                                                     2006          2005
                                                 ------------  ------------
Revenue                                          $         -   $         -
                                                 ------------  ------------
Expenses
--------
  General & Administrative                            14,237         7,687
                                                 ------------  ------------
     Total Operating Expenses                         14,237         7,687
                                                 ------------  ------------
     Loss from Operations                            (14,237)       (7,687)

Other Income (Expenses)
-----------------------
  Impairment of Goodwill                                   -       (41,653)
  Impairment of FCC License                          (31,500)            -
  Interest (Expense)                                 (11,317)      (11,907)
                                                 ------------  ------------
     Total Other Income (Expenses)                   (42,817)      (53,560)
                                                 ------------  ------------
     Net Income (Loss) - Before Taxes                (57,054)      (53,560)

     Taxes                                                 -             -
                                                 ------------  ------------
     Net Loss                                    $   (57,054)  $   (61,247)
                                                 ============  ============
Basic Earnings Per Share:
-------------------------
  Loss per Common Share                          $     (0.01)  $     (0.23)
  Weighted Average Outstanding Shares             10,239,499       266,896
                                                 ============  ============




 The accompanying notes are an integral part of these financial statements.
                                     9

                        Cardiff Communications, Inc.
              Consolidated Statements of Stockholders' Equity

                                       Common Stock         Capital In
                               --------------------------    Excess of    Accumulated
                                  Shares        Amount       Par Value      Deficit
                               ------------  ------------  ------------  ------------
Balance, October 1, 2004            99,905   $       100   $   (54,830)  $  (127,253)

Fractional Shares Issued Due
  to Rounding of 100:1
  Reverse Stock Split              139,594           140          (140)            -

Shares issued for debt at
  $.003 per Share               10,000,000        10,000        20,000             -

Loss for the Year Ended
  September 30, 2005                     -             -             -       (61,247)
                               ------------  ------------  ------------  ------------
Balance, September 30, 2005     10,239,499        10,240       (34,970)     (188,500)
                               ------------  ------------  ------------  ------------
Loss for the Year Ended
  September 30, 2006                     -             -             -       (57,054)
                               ------------  ------------  ------------  ------------
Balance, September 30, 2006     10,239,499   $    10,240   $   (34,970)  $  (245,554)
                               ============  ============  ============  ============







 The accompanying notes are an integral part of these financial statements.
                                     10

                        Cardiff Communications, Inc.
                   Consolidated Statements of Cash Flows

                                          For the Years Ended September 30,
                                                     2006          2005
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                           $      (57,054)  $   (61,247)
  Adjustments to Reconcile Net Earnings
   (Loss) to Net Cash Used in Operating
   Activities
     Impairment of Goodwill                                -        41,653
     Impairment of FCC License                        31,500             -
  Changes in Operating Assets & Liabilities;
  (Net of Acquisition)
   Increase (Decrease) in Accounts Payable             4,968           747
   Increase (Decrease) in Interest Payable            11,317        11,907
                                                 ------------  ------------
Net Cash (Used) by Operating Activities               (9,269)       (6,940)

Cash Flows from Investing Activities
------------------------------------
  Cash Acquired in Acquisition                             -           668
                                                 ------------  ------------
Net Cash Provided by Investing Activities                  -           668

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Notes Payable                          9,173         6,540
                                                 ------------  ------------
     Net Cash Provided by Financing Activities         9,173         6,540
                                                 ------------  ------------
     Increase (Decrease) in Cash                         (96)          268

     Cash, Beginning of Year                             468           200
                                                 ------------  ------------
     Cash, End of Year                           $       372   $       468
                                                 ============  ============

Supplemental Cash Disclosure
----------------------------
  Interest                                       $         -   $         -
  Taxes                                                    -             -

Non-Cash Activities:
--------------------
  Common Stock Issued for Notes Payable          $         -   $    30,000
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements.
                                     11

                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

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

F. Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. All intangible assets are tested for impairment on an annual basis. During the years ended September 30, 2006 and 2005, the Company recognized an impairment loss on goodwill of $0 and $41,653 respectively.


                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G. Basis of Consolidation. The consolidated financial statements for the year ended September 30, 2006 include the accounts of Summit Media, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidation.

H. Financial Instruments. The recorded amounts of financial instruments, including cash equivalents, accounts payable, accrued expenses and notes payable approximate their market values as of September 30, 2006 and 2005. The Company has no investments in derivative financial instruments.

I. Convertible Notes Payable. The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations", and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments". The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion that is greater than the market value. Therefore, at September 30, 2006 and 2005 there were no beneficial conversion features recorded on the Company's convertible notes.

RECENT PRONOUNCEMENTS

SFAS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3"

In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will not have a material impact on the Company"s consolidated financial statements.





                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements (continued)

SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS"
In February 2006, the FASB issued SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS", which amends SFAS No. 133, "ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.
SFAS No. 155 also amends SFAS No.140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements

SFAS NO. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS"

In March 2006, the FASB issued SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;
(3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and
(5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its consolidated financial statements.





                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements (continued)


SFAS NO. 157, "FAIR VALUE MEASUREMENTS"

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

SFAS NO. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS"

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R". SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year. ending after December 15, 2006. The Company does not expect that the adoption of SFAS No. 158 will have a material effect on the Company's financial condition, results of operations, or cash flows.

EITF NO. 03-13, APPLYING THE CONDITIONS IN PARAGRAPH 42 OF SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, IN DETERMINING WHETHER TO REPORT DISCONTINUED OPERATIONS

In November 2004, the EITF reached a consensus on EITF No. 01-13, "Applying the Conditions In Paragraph 42 of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated form the ongoing operations of the entity. The adoption of EITF 03-13 in 2004 did not have a material impact on the Company's consolidated financial statements.




                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements (continued)

EITF NO. 05-02, THE MEANING OF CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT IN EITF ISSUE NO. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK

In June 2005, the EITF reached a consensus on EITF No. 05-02, "The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock" that (1)the exception to the requirements of paragraphs 12-33 of Issue 00-19 for "conventional convertible debt instruments" should be retained; (2) that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered "conventional" for purposes of applying issue 00-19; and (3) that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity. We do not expect the adoption of EITF 05-02 to have a material impact on the Company's consolidated financial statements.


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



                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

NOTE 3 - INCOME TAXES (CONTINUED)

The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that ned operating losses may generate. No provision for incomes taxes has been recorded due to the net operating loss carryforward of $245,554 at September 30, 2006 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of September 30, 2006 and 2005 are as follows:

                                                        September 30
                                                     2006          2005
                                                 ------------  ------------
Deferred Tax Assets:
  Net Operating Loss Carryforwards               $    36,837   $    28,000
  Less: Valuation Allowance for                      (36,837)      (28,000)
                                                 ------------  ------------
Total Deferred Tax Assets                        $         -   $         -
                                                 ============  ============

The components of income tax expense are as follows:

                                                        September 30
                                                     2006          2005
                                                 ------------  ------------
  Current Federal Tax                            $         -   $         -
  Current State Tax                                        -             -
  Change in NOL benefit                               (8,837)       (9,000)
  Change in Allowance                                  8,837         9,000
                                                 ------------  ------------
                                                 $         -   $         -
                                                 ============  ============


                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

NOTE 4 - NOTES PAYABLE

In order to meet it's operating needs, the Company has issued several convertible promissory notes totaling $206,464. The notes bear interest between the rates of 5% and 10% per annum, which are secured by the Company's common stock and are due on demand. The notes are convertible to the Company's common shares, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates of each other. At September 30, 2006, the total accrued interest totaled $54,542.

                                                                  September 30
                                                               2006          2005
                                                           ------------  ------------
The Company has the following notes payable obligations:

Note payable to an individual is due on demand,
  plus accrued rate of 0% per annum.                       $    35,000   $    35,000

Convertible note payable to an entity is due on demand
  plus accrued interest at a rate of 5% per annum,
  convertible into 600,000 common shares at $.001
  per share.                                                    60,000        60,000

Convertible notes payable to two entities are due on
  demand plus accrued interest at a rate of 8% per annum,
  convertible into 720,740 common shares at $.001
  per share.                                                    72,074        72,074

Convertible notes payable to three entities are due on
  demand plus accrued interest at a rate of 10% per
  annum, convertible into 302,160 common shares at $.001
  per share.                                                    39,390        30,216
                                                           ------------  ------------
     Totals                                                $   206,464   $   197,290
     Less Current Maturities                                  (206,464)     (197,290)
                                                           ------------  ------------
     Total Long-Term Notes Payable                         $         -   $         -
                                                           ============  ============

                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

NOTE 4 - Notes Payable (continued)

Following are maturities of long-term debt for each of the next five years:

                                            Year                  Amount
                                        ------------           ------------
                                            2006               $   206,464
                                            2007                         -
                                            2008                         -
                                            2009                         -
                                            2010                         -
                                                               ------------
                                               Total           $   206,464
                                                               ============

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



                        Cardiff Communications, Inc.
               Consolidated Notes to the Financial Statements
                        September 30, 2006 and 2005

NOTE 6 - NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the potential exercise of the convertible notes payable were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2006 and 2005.

The following data shows the shares used in computing the loss per common share.



                                                Net Loss      Shares       Per Share
                                              (Numerator) (Denominator)     Amount
                                             ------------  ------------  ------------
For the year ended September 30, 2006:

Basic EPS
  Net loss to common shareholders            $   (57,054)   10,239,499   $     (0.01)
                                             ============  ============  ============
For the year ended September 30, 2006:

Basic EPS
  Net loss to common shareholders            $   (57,054)   10,239,499   $     (0.01)
                                             ============  ============  ============






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified int eh rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of September 30, 2006, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2006 for the purposes set forth in the definition in Exchange Act rules.

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

     None.



---------------------------------------------------------------------------

                                  PART III

---------------------------------------------------------------------------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.



DIRECTORS AND EXECUTIVE OFFICERS

                       Age      Director     Position with
Name                   (2006)   Since        Company
---------------------  -------  ----------   ----------------------------
Rubin Rodriguez        46       2005         President, CEO and Director
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


ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     None.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     None.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Name and Address                        Number of shares of   Percent and
of Beneficial Owner                     Beneficial Ownership  Class
--------------------------------------  --------------------  -----------
Rubin Rodriquez
378 North Main, #124
Layton, UT 84061                             10,000,000            97%

Officers and Directors as a Group
--------------------------------------  --------------------  -----------
Rubin Rodriquez
378 North Main, #124
Layton, UT 84061                             10,000,000            97%




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



ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2006 and 2005 were $8,905 and $5,000, respectfully.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2006 and 2005 were $0 and $0, respectfully.

Tax Fees

     The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2006 and 2005 were $0 and $0, respectfully. Services described above in this Item 14 were approved in advance by the Board of Directors.

All Other Fees

     The Company's Board of Directors functions as its audit committee. The total all other fees for the fiscal years ended September 30, 2006 and 2005 were $0 and $0, respectively. All of the services described above in this Item 14 were approved in advance by the Board of Directors.



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cardiff Communications, Inc.

                                   /s/ Rubin Rodriquez
                                   --------------------------------------
Dated: January 5, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                         DATE

/s/ Rubin Rodriquez      President, Director,          January 5, 2007
-------------------      Principal Executive and
                         Financial Officer






