Form 10QSB
period 2006-12-31
CARDIFF COMMUNICATIONS INC
filed 2007-02-14
CIK 17485

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                FORM 10-QSB

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934


               For Quarter Ended:      December 31, 2006

               Commission File Number:          0-5662


                        CARDIFF COMMUNICATIONS, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

     NEVADA                                                 87-0267292
-------------------------------                       ---------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                         Identification No.)

                 378 North Main, #124; Layton, Utah   84041
               ---------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number including area code:          (801) 497-9075
                                                           ----------------


                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                              Yes  X   No
                                  ----    ----

and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X   No
                                  ----    ----


Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).

                              Yes  X   No
                                  ----    ----


                                 10,239,499
                            --------------------
            (Number of shares of common stock the registrant had
                    outstanding as of January 18, 2007)



                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006 and the results of its operations and changes in its financial position from September 30, 2006 through December 31, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



                        CARDIFF COMMUNICATIONS, INC.
                        Consolidated Balance Sheets

                                   Assets

                                                December 31,  September 30,
                                                    2006           2006
                                               -------------  -------------
                                                 (Unaudited)
Current Assets
--------------
  Cash                                         $        348   $        372

Other Assets
  FCC License                                         3,500          3,500
                                               -------------  -------------
     Total Assets                              $      3,848   $      3,872
                                               =============  =============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                             $     14,244   $     13,150
  Interest Payable                                   57,717         54,542
  Note Payable - Short Term (current)               206,464        206,464
                                               -------------  -------------
Total Current Liabilities                           278,425        274,156

Stockholders' Equity (Deficit)
------------------------------
  Common Stock, 200,000,000 Shares Authorized
   at $.001 Par Value; 10,239,499 Shares
   Issued and Outstanding at December 31, 2006
   and September 30, 2006, respectively              10,240         10,240
  Capital in Excess of Par Value                    (34,970)       (34,970)
  Retained Deficit                                 (249,847)      (245,554)
                                               -------------  -------------
Total Stockholders' Equity (Deficit)               (274,577)      (270,284)
                                               -------------  -------------
Total Liabilities & Stockholders'
Equity (Deficit)                               $      3,848   $      3,872
                                               =============  =============






 The accompanying notes are an integral part of these financial statements.
                                     3

                        CARDIFF COMMUNICATIONS, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                                                For the Three Months Ended
                                                        December 31,
                                               ----------------------------
                                                    2006           2005
                                               -------------  -------------
Revenue                                        $          -   $          -
-------                                        -------------  -------------

Expenses
--------
  General & Administrative                            1,118          3,962
                                               -------------  -------------
     Total Operating Expenses                         1,118          3,962

Net Operating Loss                                   (1,118)        (3,962)

Income (Loss) From Operations

Other Income (Expenses)
  Interest (Expense)                                 (3,175)        (2,955)
                                               -------------  -------------
     Total Other Income  (Expenses)                  (3,175)        (2,955)
                                               -------------  -------------
Net Income (Loss) -  Before Taxes                    (4,293)        (6,917)

  Taxes                                                   -              -
                                               -------------  -------------
Net Income (Loss)                              $     (4,293)  $     (6,917)
                                               =============  =============

Basic Loss per Common Share                    $      (0.00)  $      (0.00)
                                               =============  =============
Weighted Average Outstanding Shares              10,239,499     10,239,499
                                               =============  =============






 The accompanying notes are an integral part of these financial statments.
                                     4

                        CARDIFF COMMUNICATIONS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                For the Three Months Ended
                                                        December 31,
                                               ----------------------------
                                                    2006           2005
                                               -------------  -------------
Cash Flows from Operating Activities
------------------------------------
Net Income (Loss)                               $    (4,293)  $     (6,917)
Adjustments to Reconcile Net Earnings (Loss)
 to Net Cash Used in Operating Activities
  Increase (Decrease) in Accounts Payable             1,094          3,938
  Increase (Decrease) in Interest Payable             3,175          2,955
                                               -------------  -------------
Net Cash (Used) by Operating Activities                 (24)           (24)

Cash Flows from Investing Activities                      -              -
------------------------------------           -------------  -------------
Net Cash Provided by Investing Activities                 -              -

Cash Flows from Financing Activities                      -              -
------------------------------------           -------------  -------------
Net Cash Provided by Financing Activities                 -              -

Increase (Decrease) in Cash                             (24)           (24)

Cash, Beginning of Period                               372            468
                                               -------------  -------------
Cash, End of Period                            $        348   $        444
                                               =============  =============

Supplemental Cash Disclosure
----------------------------
  Interest                                     $          -   $          -
  Taxes                                                   -              -






 The accompanying notes are an integral part of these financial statements
                                     5

                        CARDIFF COMMUNICATIONS, INC.
                     Notes to the Financial Statements
                             December 31, 2006

NOTE 1  - Interim Financial Statements
--------------------------------------

The financial statements for the three months ended December 31, 2006 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2006. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.























                                     6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.
--------------------------------

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

Results of Operation.
---------------------

     The Company reported a net loss of $(4,293) and $(6,917) for the quarters ended December 31, 2006, and December 31, 2005, respectively. The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company until the television license is developed to the point of commencement of broadcasting.

     For the three month period of this report, general and administrative expenses decreased by $2,844 from $3,962 at December 31, 2005 to $1,118 at December 31, 2006. This decrease was due in part by a decrease in accounting expenses. Interest expense increased by $220 from $2,955 at December 31, 2005 to $3,175 at December 31, 2006. The increase was due to the Company issue three convertible notes payable.

Plan of Operations.
-------------------

     Summit Media, Inc. ("Summit"), a wholly owned subsidiary of the Company and was formed to acquire and develop television broadcast licenses. Summit acquired a low power television ("LPTV") station construction ("CP") permit. W28BO "Channel 28" was a CP licensed to the city of Acton, Tennessee. The license authorized up to 1.0 KW broadcast power and is authorized to broadcast 24 hours a day, 7 days a week.

     Subsequent to the end of the quarter, management has concluded Channel 28 is not commercially viable and abandoned development of the license in January 2007.

ITEM 3 - CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of September 30, 2006, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of December 31, 2006 for the purposes set forth in the definition in Exchange Act rules.



                                     7


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

OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .None

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .None

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .None

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .None

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .None

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




                                     8

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: February 12,  2006          Cardiff Communications, Inc.

                                   By: /s/ Rubin Rodriguez
                                   --------------------------------------
                                           Rubin Rodriguez



















                                     9