Form 10QSB
period 2007-03-31
CARDIFF COMMUNICATIONS INC
filed 2007-05-22
CIK 17485

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended:      March 31, 2007

Commission File Number:          0-5662

CARDIFF COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

378 North Main, #124; Layton, Utah 84041
(Address of principal executive offices)

(801) 497-9075
Registrant's telephone number including area code

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes  ☒  No  ☐

and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☐

10,239,499
(Number of shares of common stock the registrant had outstanding as of May 21, 2007)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and changes in its financial position from September 30, 2006 through March 31, 2007 have been made.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Cardiff Communications, Inc.
Consolidated Balance Sheets

Assets
	March 31, 2007 (Unaudited)	September 30, 2006
Current Assets
Cash	$314	$372
Other Assets
FCC License	3,500	3,500
Total Assets	$3,814	$3,872

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$16,559	$13,150
Interest Payable	60,893	54,542
Notes Payable	206,464	206,464
Total Current Liabilities Total Liabilities	283,916 283,916	274,156 274,156
Stockholders’ Equity (Deficit)
Common Stock, 200,000,000 Shares Authorized at $.001 Par Value; 10,239,499 Shares Issued and Outstanding	10,240	10,240
Capital in Excess of Par Value	(34,970)	(34,970)
Retained Deficit	(255,372)	(245,554)
Total Stockholders’ Equity (Deficit)	(280,102)	(270,284)
Total Liabilities & Stockholders’ Equity (Deficit)	$3,814	$3,872

Cardiff Communications, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended Mach 31,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

Expenses
General & Administrative	2,349	279	3,467	4,241
Total Operating Expenses	2,349	279	3,467	4,241
Net Operating Loss	(2,349)	(279)	(3,467)	(4,241)
Other Income (Expenses)
Impairment of Goodwill	-	-	-	-
Impairment of FCC License	-	(31,500)	-	(31,500)
Interest (Expense)	(3,176)	(2,889)	(6,351)	(5,844)
Total Other Income (Expenses)	(3,176)	(34,389)	(6,351)	(37,344)
Net Income (Loss) - Before Taxes	(5,525)	(34,668)	(9,818)	(41,585)
Taxes	-	-	-	-
Net Income (Loss)	$(5,525)	$(34,668)	$(9,818)	$(41,585)
Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Outstanding Shares	10,239,499	10,239,499	10,239,499	10,239,499

Cardiff Communications, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months March 31,
	2007	2006
Cash Flows from Operating Activities
Net Income (Loss)	$(9,818)	$(41,585)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Used in Operating Activities
Changes in Operating Assets & Liabilities:
Increase (Decrease) in Accounts Payable	3,409	4,168
Increase (Decrease) in Interest Payable	6,351	5,844
Net Cash (Used) by Operating Activities	(58)	(31,573)
Cash Flows from Investing Activities
Purchase of FCC License	-	-
Impairment of FCC License (Note 2)	-	31,500
Net Cash Provided by Investing Activities	-	31,500
Cash Flows from Financing Activities
Proceeds from Note Payable	-	-
Net Cash Provided by Financing Activities	-	-
Increase (Decrease) in Cash	(58)	(73)
Cash, Beginning of Period	372	468
Cash, End of Period	$314	$395
Supplemental Cash Disclosure
Interest	$-	$-
Taxes	-	-

Cardiff Communications, Inc.
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 1  - Interim Financial Statements

The financial statements for the six months ended March 31, 2007 were prepared from the books and records of the Company.  Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of March 31, 2007.  The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2006 audited financial statements.  The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Company has minimal liquid assets and currently owns Summit Media, Inc.  The Company has plans to develop its existing television broadcast license and to acquire additional low power television stations.  The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to expand its business.  Historically, the Company has been successful in raising operational capital.  There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.  Pursuant to current accounting policies and procedures, management has decided to write down the value of the FCC license asset from $35,000 to $3,500 until such time as additional development funds can be invested or until the license can generate income following broadcasting on the station.

Results of Operation.

The Company reported a net loss of $5,525 and $34,668 for the quarters ended March 31, 2007, and March 31, 2006, respectively.  The Company anticipates very little or no overhead from future operations except for those expenses related to being a reporting company until the television license is developed to the point of commencement of broadcasting.

For the three month period of this report, general and administrative expenses were $2,349 and $279 at March 31, 2007 and March 31, 2006, respectively.  This increase was due in part by an increase in accounting and legal expenses.  Interest expense was $3,176 and $2,889 at March 31, 2007 and March 31, 2006, respectively.  The increase was due to the Company adding convertible notes payable.

Plan of Operations.

Summit Media, Inc. (“Summit”),  is a wholly owned subsidiary of the Company and was formed to acquire and develop television broadcast licenses. Summit acquired a low power television ("LPTV") station construction ("CP") permit. W28BO "Channel 28" was a CP licensed to the city of Acton, Tennessee. The license authorized up to 1.0 KW broadcast power and is authorized to broadcast 24 hours a day, 7 days a week.

Management has concluded channel 28 is not currently commercially viable and has postponed development of the license to a later date.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.  The Company’s management including its principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of September 31, 2006, have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate and effective as of March 31, 2007 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting.  There were not any significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect, or significantly affect the Company’s internal controls subsequent to the date of their evaluation

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings		None

Item 2.	Changes in Securities		None

Item 3.	Defaults Upon Senior Securities		None

Item 4.	Submission of Matters to a Vote of Security Holders		None

Item 5.	Ohter Information		None

Item 6.	Exhibits and Reports on Form 8-K

	1).	The following exhibits are filed with this report:

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

	2).	No Form 8-K’s have been filed during the period covered by this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Cardiff Communications, Inc.

Dated: May 21, 2007	By:	/s/ Rubin Rodriguez
Rubin Rodriguez
Chief Executive Officer