Form 10QSB
period 2007-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2007-08-20
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file number 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0267292

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2979 SE Gran Park Way, Stuart, Florida 34997

(Address of principal executive offices)
(772) 287-2414

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☑YES       ☐NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐YES       ☑NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.           ☐YES       ☐NO
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 14, 2007
Common Stock, $.001	28,904,855
Transitional Small Business Disclosure Format:            ☐YES       ☑NO

Liberator Medical Holdings, Inc.
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

Assets
	2007	2006
Current Assets
Cash	$395,222	$124,657
Accounts receivable, net of allowance for doubtful accounts of $185,547 and $300,000	611,948	696,951
Prepaid expenses	—	12,655
Inventory	307,385	307,667
Deferred compensation	22,398	44,800
Deferred advertising, current	110,004	110,886

Total Current Assets	1,446,957	1,297,616

Property and Equipment, net of accumulated depreciation of $350,932 and $305,932	573,688	599,802

Other Assets
Deferred advertising	84,997	90,960
Intangible assets, net of accumulated amortization of $20,092 and $9,849	19,340	29,583
FCC License	—	3,500
Deposits	65,169	65,051

Total Other Assets	169,506	189,094

Total Assets	$2,190,151	$2,086,512

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$387,485	$506,776
Interest payable	—	57,717
Accounts payable	371,708	510,890
Accrued liabilities	111,057	93,817
Short-term convertible debt	—	1,190,599
Current portion notes payable	—	683
Current portion capital leases	13,213	13,213

Total Current Liabilities	883,463	2,373,695

Long-Term Debt and Capital Leases	1,840,848	1,791,966

Total Liabilities	2,724,311	4,165,661

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 28,411,135 and 31,963,583 shares issued and outstanding	28,411	31,964
Capital in Excess of Par Value	7,479,508	4,955,283
Retained earnings (deficit)	(8,042,079)	(7,066,396)

Total Stockholders’ Equity (Deficit)	(534,160)	(2,079,149)

Total Liabilities and Stockholders’ Equity	$2,190,151	$2,086,512

Read accompanying notes and accountant’s report.

Liberator Medical Holdings, Inc.
Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Sales	$775,832	$737,091	$1,433,709	$1,386,365

Cost of Sales	357,532	375,927	676,176	669,984

Gross Profit	418,300	361,164	757,533	716,381

	53.9%	49.0%	52.8%	51.7%

General and Administrative
Payroll and payroll benefits	430,565	396,888	860,350	766,843
Advertising	35,606	45,698	80,208	78,852
Insurance	10,119	9,716	20,423	24,870
Interest	76,647	45,209	204,809	84,468
Rent	97,432	108,042	195,199	215,927
Professional Fees	102,319	72,375	145,001	115,341
Bad debts	62,062	61,708	115,732	113,660
Administrative	116,655	125,812	213,728	238,667
Taxes	1,192	2,066	2,052	5,222

Total Operating Expenses	932,597	867,514	1,837,502	1,643,850

Loss from Operation	(514,297)	(506,350)	(1,079,969)	(927,469)

Other Income (Expense)
Impairment of FCC License	—	—	—	(31,500)
Loss on Sale of Assets	(3,490)	—	(3,490)	—
Forgiveness of Debt	107,776	—	107,776	—

Total Other Income (Expense)	104,286		104,286	(31,500)

Provision for Income Taxes (Benefit)	—	—	—	—

Net Loss	$(410,011)	$(506,350)	$(975,683)	$(958,969)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average of common shares outstanding	31,800,159	31,806,333	31,870,912	31,589,393

Read accompanying notes and accountant’s report.

Liberator Medical Holdings, Inc.
Consolidated Statements of Cash Flows
For the Six months ended June 30, 2007 and 2006

	2007	2006
Cash flow from operating activities
Cash received from customers	$1,472,118	$1,060,113
Interest Income	—	—
Cash paid to employees and suppliers of goods and services	(2,264,661)	(1,858,119)
Interest paid	(201,633)	(84,378)
Income taxes paid	—	—

Net Cash Flows Used in Operating Activities	(994,176)	(882,384)

Cash flows from investing activities
Purchase of equipment, leasehold improvements	(27,567)	(251,724)
Purchase of training guides	—	(3,125)
Purchase of software	—	(9,000)
Disposal of assets	8,681	—

Net Cash Flows Used in Investing Activities	(18,886)	(263,849)

Cash flows from financing activities
Proceeds from sale of stock	312,260	638,666
Proceeds of loans from stockholders	34,871	—
Proceeds from short-term notes	138,683	6,173
Proceeds from bridge loans	835,997	476,000
Proceeds from notes payable and capital leases	59,977	(45,526)
Payments on notes and loans payable	(35,000)	(65,991)
Payments on capital leases	(10,967)	(10,002)
Payments on transportation capital leases	(683)	(7,633)
Payments on short-term notes	(51,511)	—

Net Cash Flows Provided by Financing Activities	1,283,627	991,687

Net increase (decrease) in cash	270,565	(154,546)

Cash at beginning of year	124,657	219,272

Cash at end of period	$395,222	$64,726

Non cash transactions
The FCC License was disposed of in June, 2007	$3,490

9,990,000 shares of common stock were cancelled in June	$9,990

Stock was issued for debt	$182,616

Forgiveness of debt	$107,776

Read accompanying notes and accountant’s report.

Liberator Medical Holdings, Inc.
Consolidated Statements of Cash Flows
For the Six months ended June 30, 2007 and 2006
Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

	Jan - Jun 2007	Jan - Jun 2006
Net Income (Loss)	$(975,684)	$(958,879)
Add items not requiring outlay of cash:
Depreciation	45,000	30,000
Amortization	10,244	2,731
Bad debts	115,732	113,660
Amortization of deferred compensation	22,402
Accrued Expenses Included in Forgiveness of Debt	13,163
Impairment/Disposal of FCC License	3,490	31,500
Subtract items not providing cash:
Forgiveness of debt	(107,775)

Cash was increased by
Increase in accounts payable		178,180
Increase in accrued expenses	17,239	16,371
Decrease in prepaid expenses	12,655	32,089
Decrease in inventory	282	282
Decrease in deferred advertising	6,846
Cash was decreased by
Increase in net accounts receivable	(30,729)	(237,837)
Increase in deposits	(118)	(592)
Increase in deferred advertising		(89,889)
Decrease in accounts payable	(126,923)

Net Cash Flows Used in Operating Activities	$(994,176)	$(882,384)

Read accompanying notes and accountant’s report.

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Summary of significant accounting policies:
Completion of Acquisition or Disposition of Assets.
Corporate History:
Liberator Medical Holdings, Inc., (“the Company”) was organized in December 1906 in the State of Utah under the name Cardiff Mining & Milling Company. During the 60’s the Company changed its name to Cardiff Industries, Inc. and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. Consequently in 1980, the Company’s name was changed to Cardiff Communications, Inc. The Company changed its domicile to the state of Nevada which was effective in 1999 and filed with the Secretary of State Nevada in 2001. In June 2007, the Company’s name was changed to Liberator Medical Holdings, Inc. The Company has had no operations in the last 10 years. On June 22, 2007, Liberator Medical Holdings, Inc. (“we” or the “Company”) completed the acquisition of Liberator Medical Supply, Inc., a Florida corporation, located in Stuart, Florida (“LMS”). The acquisition was consummated pursuant to an agreement entered into as of June 18, 2007, whereby we agreed to merger our newly-created, wholly-owned subsidiary, Cardiff Merger, Inc., a Florida corporation, with and into LMS, with LMS being the surviving entity as our wholly-owned subsidiary. Under the terms of the merger agreement, we issued 25,447,956 restricted shares of our common stock to the stockholders of LMS. We also agreed to issue to the then current holders of LMS options and warrants exercisable to purchase restricted shares of the Company’s common stock on terms and conditions equivalent to the existing terms and conditions of the respective LMS options and/or warrants. Also, we added LMS’s President and Chief Executive Officer, Mark A. Libratore, to our Board of Directors and appointed him our President and Chief Executive Officer. As a condition of the merger agreement, the Company’s former President, Rubin Rodriguez, returned 9,990,000 shares to the Company for cancellation and, at closing of the acquisition, the Company issued 2,713,680 shares in exchange for debt. These 2,713,680 shares were issued without restrictive legend, pursuant to Rule 144(K). Accordingly, upon completion of the acquisition the Company had 28,411,135 shares of common stock issued and outstanding.
The shares outstanding in the financial statements have been adjusted to reflect the merger.
Nature of operations:
Business of LMS:
Liberator Medical Supply, Inc. (LMS) was incorporated in the State of Florida in July 1999. LMS is a provider of direct-to-consumer durable medical supplies primarily to seniors. On December 7, 2004, LMS changed its tax status from a Subchapter S corporation, where its profits, losses and other tax items flow through to the stockholders, to a C corporation. About seventy-five percent of LMS’s revenue is derived from four product lines: Diabetes, Urological, Ostomy, and Mastectomy. LMS provides a simple and reliable way for patients to obtain their supplies. LMS’s employees communicate directly with patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis and LMS bills Medicare and third-party insurers on behalf of the patients. LMS markets its products directly to consumers primarily through targeted media, direct-response television advertising and direct-response print advertising to patients throughout the United States. LMS’s patient service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. The LMS’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.
Basis of Accounting and Use of Estimates
The Company’s policy is to prepare its financial statements in accordance with accounting principles generally accepted in the United States of America under the accrual basis of accounting which records items under historical costs and sometimes requires the use of estimates and assumptions. The accrual basis of accounting records revenue in the period in which earned rather than when received and records expenses in the period in which incurred rather than when paid. The estimates and assumptions used could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Summary of significant accounting policies, continued
Cash Equivalents
For purposes of reporting cash flows, cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.
Accounts Receivable
The Company carries its trade accounts receivable at cost less an allowance for doubtful accounts. Management closely monitors outstanding accounts receivable and charges the allowance account for any balances that are determined to be uncollectable. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions.
The bad debts written off against the allowance for doubtful accounts and bad debt expense in the quarter ending June 30 2007 and 2006 respectively was $124,041 and $114,078.
Inventories
Inventories are stated at the lower of a modified cost basis or market determined by the first-in, first-out (FIFO) method. As new items are purchased for inventory, the cost basis of any identical item from previous purchases that remain inventoried, are increased to the cost basis of the newly acquired item. Generally these inventory items have a low cost basis. The larger items of value in inventory having serial numbers are valued based on specific identification. These items would include wheel chairs, motorized scooters, bed lifts, etc.
Advertising Costs
Advertising costs are amortized over the estimated life those expenses provide to the Company. In the first year, 53% of the initial expense is amortized over twelve months on a straight-line basis. In the second, third and fourth years, 25%, 14% and the final 8%, respectively, are also amortized over twelve months on a straight-line basis. $49,971 of advertising costs were charged to deferred advertising in the quarter ending June 30, 2007 and $89,884 in quarter ending June 30, 2006. In quarters ending June 30 2007 and 2006, $32,934 and $35,758 of the deferred advertising costs were amortized and charged to expense.
Amortization
The cost of the Companies website, computer software and training guides are being amortized over management’s estimate of their useful life of five years on a straight-line basis. Management reviews these intangible assets at least annually for impairment.
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset on straight-line basis from three to twelve years. Maintenance and repairs are charged to expense as  _____  incurred; major renewals and betterments which extend the useful life of the associated asset are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.
Shipping and Handling Costs
Shipping and handling costs are not charged to the patients per policy established by Medicare. Shipping and handling costs in quarters ending June 30 2007 and 2006 in the amount of $32,289 and $27,593 respectively are included in the cost of sales.
Revenue Recognition
The Company recognizes income from the sale of its medical products in two ways. The sale of medical supplies or equipment from its retail store is recognized when the sale takes place (Point of Sale, POS). Generally, no Medicare or third party (private insurance) assignment is accepted by the Company on these sales.

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Summary of significant accounting policies, continued
The other is an assignment: an “assignment” is the amount Medicare or a private provider will allow the Company for a particular medical supply or service. The Company will not record a sale of an “assignment” amount until all of the proper documentation such as prescriptions, Certificate of Medical Need, etc., are received from the patient or attending physician. When all documentation is received, the “assignment” amount is charged to sales and an accounts receivable account due from the provider. “Assignment” sales are usually recorded within five days of the order.
Concentration of Credit Risk from Cash Deposits in Excess of Insured Limits
The Company maintains cash balances at two financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times the Company may exceed these limits.
NOTE 2 — Change of Tax Status
The Company changed its federal corporate income tax filing status on December 7, 2004 from a Subchapter S Corporation to a C Corporation. Net operating losses and other specifically identifiable tax items in an S Corporation flow through to and were used by the stockholders to reduce their personal taxable income.
Net operating losses in a C Corporation remain in the Corporation and are used to offset future years net operating income for federal and Florida corporate income tax purposes.
NOTE 3 — Deferred Compensation
The Company issued 100,000 shares of its common stock as a signing bonus to a new employee in December 2006. The common shares of the Company were not publicly traded at that time. In accordance with a Private Placement Memorandum (PPM) dated May 15, 2006, shares of the Company’s common stock were to be sold for $1.60 a unit (a unit equals two shares). No common shares of the company were sold subsequent to approximately May 10, 2006. Management determined that applying a discount of 30% to the gross value of $80,000 for a lack of marketability and a 20% minority discount to the remaining value was appropriate. The deferred compensation will be taken as a period expense over the next twelve (12) months.

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 4 — Property and Equipment
Property and equipment, at cost, as of June 30, 2007 and December 31, 2006 consists of the following:

	2007	2006

Leased equipment	$412,215	$387,238
Transportation equipment	94,510	94,510
Office furniture	53,009	53,009
Computer equipment	26,045	24,115
Telephone equipment	27,241	26,581
Rental equipment	18,329	18,329
Leasehold improvements	280,285	280,284
Signage	12,986	21,668

Total Property and Equipment	924,620	905,734
Accumulated Depreciation and Amortization	(350,932)	(305,932)

Net Property and Equipment	$573,688	$599,802

The depreciation expense and amortization expense included in the cost of sales for June 30, 2007and 2006 are $45,000 and $10,244, and $30,000 and $2,731 respectively.
Management reviews property and equipment at least annually for impairment.
NOTE 5 — Deposits
Deposits at June 30, 2007 and December 31, 2006 consist of the following:

	2007	2006

Deposits on leased equipment	$8,587	$8,587
Building rent deposits	50,859	50,859
Utility deposits	5,723	5,605
Deposit on construction contract	—

Total Deposits	$65,169	$65,051

NOTE 6 — Intangible Assets
The following finite intangible assets acquired in 2007 and 2006 are being amortized over sixty months on a straight line basis consist of the following:

	2007	2006

Web Site	$5,500	$5,500
Server Software	30,807	30,807
Training guides	3,125	3,125

Total	39,432	39,432
Accumulated Amortization	(20,092)	(9,849)

Net Intangible Assets	$19,340	$29,583

NOTE 7 — Short-term Convertible Debt
In order for the Company to fund operations until the Private Placement and Merger (see Note 13) are completed, the Board of Directors authorized the Company to borrow funds in the form of bridge loans.

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 7 — Short-term Convertible Debt, continued
At June 22, 2007, the Liberator Medical Supply, Inc. had borrowed a total of $1,812,723 from investors in the form of short-term bridge loans. Interest at 10% per annum, compounded annually, accrued from the loan closing dates. Upon closing of the merger on June 22, 2007, all amounts outstanding automatically converted into shares of the public company at a conversion price of $.80 per share. Interest in the amount of $108,873 was accrued as of June 22, 2007. On June 22, 2007 Liberator Medical Holdings, Inc. issued 2,401,997 shares of common stock for the conversion of the bridge loans plus the accrued interest on the bridge loans. Liberator Medical Holdings, Inc. also issued 1,842,154 warrants at an exercise price of $1 per share to the lenders. These warrants are exercisable immediately and expire at varying dates between April 30, 2009 and June 22, 2010. Liberator Medical Supply, Inc. received additional funds from lenders between June 23, 2007 and June 30, 2007 in the amount of $70,000. Liberator Medical Holdings, Inc. issued 87,500 shares of common stock and warrants to purchase 43,750 shares of common stock at $1 per share exercisable immediately and expiring in three years for the conversion of these loans.
NOTE 8 — Short-term Notes Payable

	2007	2006
A 30% note payable with interest payable six months from the loan closing date. Interest on the loan shall be paid in the Company’s common stock. The total number of common shares that can be issued to pay interest is 43,000. The note matures six months from the loan closing date or approximately June 5, 2007. Accrued interest of $44,200 is included in the principal balance outstanding at June 30, 2007.	$294,200	$256,700

An 8% note payable with interest payable in six months from the loan closing date or approximately August 20, 2007. Accrued interest of $2,534 is included in the principal balance outstanding at June 30, 2007.	52,534	—

An 8% 180 day note payable dated August 26, 2004. The note was paid in June, 2007	—	5,000

Notes payable to shareholders. A total 2,713,680 shares of common stock was exchanged for $181,816 of debt, with the balance of $24,648 forgiven by the shareholders during the month of June, 2007.		206,464

Three 8% note payables from stockholders of the Company. The loans are noncollateralized and due on demand. Accrued and unpaid interest included in the balance at June 30, 2007 is $251. Three notes were paid in June, 2007.	40,751	38,612

Total Short-Term Notes Payable	$387,485	$506,776

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — Long-Term Debt
Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

NOTES AND INSTALLMENT NOTES PAYABLE	2007	2006
A 7% installment note collateralized by transportation equipment. The monthly payments of principal and interest are $707. The note matured in January 2007.	—	683

Subtotal notes payable	—	683

CAPITAL LEASES PAYABLE
Four capitalized leases with interest ranging from 24.8% to 28.4%. The combined monthly payments of principal and interest are $4,395. The amount of equipment and furniture capitalized with the leases was $10,495, $45,580, $38,360 and $24,977. Two installment leases mature in August 2010, the third lease matures July 2011 and the fourth lease matures January 2009.	103,026	89,015

Subtotal capital leases payable	103,026	89,015

STOCKHOLDER NOTES PAYABLE
The stockholder loans payable at June 30, 2007 and 2006 consisted of various 8% notes payable to the principal stockholder of the Company. The principal stockholder of the Company has committed not to call any of his notes payable in the near future. The notes payable are non-collateralized and due on demand. Included in the balance at June 30, 2007 and 2006 is accrued interest of $67,840 and $67,523.	1,751,035	1,716,164

Total long-term debt	1,854,061	1,805,862

Less current portion	13,213	13,896

Net long-term debt	$1,840,848	$1,791,966

The following is a schedule of the payout of the capitalized leases for the following five years:

2007	$12,047
2008	32,416
2009	25,514
2010	24,450
2011	8,599

TOTAL	$103,026

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 10 — Income Taxes
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company’s tax net operating loss carry forward as of December 31, 2006 totals approximately $3,100,000. These carry forwards, which will be available to offset future taxable income, expire beginning in December 31, 2024.
The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.
The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.
NOTE 11 — Diluted Loss Per Common Share
The computation of diluted loss per share for the three month period ended June 30, 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There are five million eight hundred forty thousand two hundred forty-six (5,840,246) potentially dilutive shares outstanding at June 30, 2007. See Notes 7 and 15.
NOTE 12 — Deferred Tax Asset
Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

June 30, 2007

Loss carry forward for tax purposes	$4,100,000

Deferred tax asset (35%)	1,435,000
Valuation allowance	(1,435,000)

Net deferred tax asset	$-0-

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company’s net operating loss carry forward as of June 30, 2007 was approximately $4,100,000. These carry forwards, which will be available to offset future taxable income, will expire through the year 2024. The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.
NOTE 13 — Leases Obligations
LMS is currently obligated to two operating leases for facilities relating to the operation of its business.
LMS is obligated to a thirty-six month lease for its retail show room and storage facility through January 31, 2009 with an option to renew for an additional three years. Monthly rent is $7,571 plus sales tax. The lease is subject to a 4% annual increase.

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 13 — Leases Obligations continued
LMS is also obligated to a seventy-five month lease for its new corporate offices and warehouse facility. The rent for the first three months is free. The monthly rent for the next 12 months is $17,970 plus a pro-rata share of operating expenses of approximately $6,232. The rent thereafter will increase 5% annually.
The following is a schedule of lease payments LMS is obligated to for the following five years and thereafter:

2007	$242,975
2008	339,178
2009	251,768
2010	254,800
2011	267,530
Thereafter	160,510

$1,516,761

NOTE 14 — Going Concern
The Company has had no operations in the last 10 years and has recently acquired LMS. Although LMS has not achieved profitability in any of its years of operation, management believes that significant progress has been made in preparing LMS to achieve profitability and a high percentage of revenue growth. LMS’s infrastructure is in place to take it to a revenue stream that will allow the Company to be profitable and beyond. The current portion, not including interest, of long-term debt consists of primarily Shareholder debt ($1,664,669) which the founder of LMS and majority shareholder of the Company, Mark Libratore, does not plan on calling the notes due if that would cause LMS or the Company to not meet current liabilities or jeopardize LMS or the Company as a going concern. LMS has been successful in raising additional capital to fund its current losses. In addition to funding the losses, LMS has been able to increase revenues through increased advertising which should result in increasing revenues to the point of profitability for LMS and the Company. The Company intends to continue the efforts of raising additional capital in the same manner as LMS has been successful in doing so.
NOTE 15 — Warrants and Options
Warrants
The Company issued warrants to the stockholders of LMS who were entitled to receive warrants as a result of the merger. A summary of warrants issued, exercised and expired is as follows:

Balance at December 31, 2006	33,333

Issued in June 2007	1,885,904

Exercised	-0-

Expired	-0-

Balance at June 30, 2007	1,919,237

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 15 — Warrants and Options, continued
Each warrant will be callable by the Company at a price of $.001 per warrant if the common stock underlying the warrants has been registered for resale and the Company’s common stock has traded at or above $2 per share for thirty days.
Options
LMS has been funded from operating revenues, from loans made by the Company’s founder, principal shareholder and President, Mark Libratore, in the amount of $3,254,002. Of that amount, Mr. Libratore converted $1,589,353 into paid-in capital of LMS, and so there remain outstanding to him loans in the principal amount of $1,664,649 plus accrued interest. The terms of such loans were approved by LMS’s board of directors, of which Mr. Libratore is the sole member. In connection with Mr. Libratore’s conversion of $1,589,353 of debt to equity and under the terms of the Private Placement and Merger Agreement, see Note 13, Mr. Libratore received and exercised 620,000 options in March 2007 and beginning on June 1, 2007, 356,455 options monthly until a total number of 4,541,009 options are received. The options are exercisable at a price of $.0001 per share. All previous agreements between the Company and Mr. Libratore relating to the conversion of debt to equity are rescinded. There can be no assurance that the terms of such loans, including the terms of conversion of loans into Common Stock and the options granted by Mr. Libratore on conversion, are those that could have been obtained in a transaction among unrelated parties. The Company has agreed to honor the agreement and issue options in the same amount and manner as LMS had agreed to.
NOTE 16 — 401 (K) Plan
The Company instituted a 401(K) in early 2007. The Company at its sole discretion may contribute to each participant’s account a percentage of the participant’s effective deferral. The matching contribution, if any, will be determined at the end of the Plan year. There is no current intent to do so at this time.
Employees with one year of service can elect to defer a minimum of 1% and the greater of a maximum of 90% of their annual wages or the maximum dollar amount allowed by law into the plan. The vesting schedule for the employees matching portion is based upon a graded vesting schedule.
NOTE 17 — Related Party Transactions
In 2007, three stockholders loaned LMS $45,055. LMS repaid stockholders who had lent funds to LMS in the current and prior year a total of $46,555.
The Company uses the services of Liberator Medical Services, Inc. (Services), a for profit company, to process the payroll for LMS. Services is owned by the majority stockholder and two other stockholders of the Company.
NOTE 18 — Subsequent Events
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock, $.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $.001 par value, of the Company. The subscribe will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ending three (3) years thereafter at a price of $1.60 per share.
NOTE 19 — Recent Accounting Pronouncements
The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company’s operating results or financial positions.

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 18 — Recent Accounting Pronouncements, continued
The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group.
The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group.
Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized. The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company’s operating results or financial position.
In April 2002, the FASB issued SFAS No. 145, “Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SSFAS No. 145). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on June 1, 2003 and did not have a material effect on the Company’s financial position or results of operations.
The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The Company has adopted SFAS No. 150 and the adoption has had no impact on the Company’s operating results or financial position.
Statement of Financial Accounting Standards No. 151, Inventory Costs, is an amendment of ARB No. 43, Chapter 4 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 for the year 2005. The adoption of SFAS No. 151 has no impact on the Company’s operating results or financial positions.
Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, is an amendment of FASB Statements No. 66 and 67 and has no impact on the Company’s financial position.
Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has adopted SFAS No. 153. The adoption of SFAS No. 153 has no impact on the Company’s operating results or financial positions.

Liberator Medical Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 18 — Recent Accounting Pronouncements, continued
Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.
When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The Company has adopted SFAS No. 154.
Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, was issued in February 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principle-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company has adopted SFAS No. 155 in the first quarter of 2006. The adoption of SFAS No. 155 has no impact on the Company’s operating results or financial position.
Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more than adequately compensate the servicer for performing the servicing, or servicing liability, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are not expected to adequately compensate the servicer for performing the servicing, each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Company adopted SFAS No. 156 in the first quarter of 2006. The adoption of SFAS No. 156 has no impact on the Company’s operating results or financial position.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
This Management’s Discussion and Analysis or Plan of Operation and other parts of this quarterly report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-QSB and the audited financial statements of our wholly-owned subsidiary, Liberator Medical Supply, Inc. (“LMS”), included in our current report on Form 8-K dated June 22, 2007, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Liberator Medical Holdings, Inc., is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits focused on supplying medical supplies in a retain environment, and via the internet in the United States. We distribute a full range of medical products which address the healthcare needs of our customers.
We market our products directly to consumers primarily through targeted media and direct-response television advertising. Our customer service representatives are specifically trained to communicate with Medicare-eligible beneficiaries. Our operating platforms enable us to collect and process required documents from physicians and customers, bill and collect amounts due from Medicare and/or other government agencies and/or third party payors and/or customers.
We completed the acquisition of our operating company, LMS, on June 22, 2007. The acquisition was accounted for as a reverse merger in which, for accounting purposes, LMS was treated as the acquiring company. The acquisition was deemed a recapitalization of our Company, which was, prior to the acquisition of LMS, an inactive public shell. Accordingly, the financial statements presented, and the discussion which follows, represent the historical financial statements and operating history of LMS. As used in this current report, unless otherwise indicated the words “Company,” “we” or “us” refer to Liberator Medical Holdings, Inc., and our LMS subsidiary.

Results of Operations
The Company had a net loss of $410,011 for the three months ended June 30, 2007, compared to a net loss of $506,350 for the comparable 2006 quarter. The Company had a net loss of $975,683 for the six months ended June 30, 2007, compared to a net loss of $958,969 for the comparable period in 2006.
The Company’s sales, cost of sales and general and administrative expenses for both the three- and six-month periods ended June 30, 2006 and 2007, were substantially similar, with the exception of payroll, interest expense, and professional fees. The Company’s payroll and payroll expense increased from $766,000 for the six months ended June 30, 2006, to $860,000 for the comparable 2007 period, and from $396,000 to $430,000 for the three months ended June 30, 2006 and 2007. The increase in payroll-related expenses is due to an increase in staffing necessary to accommodate what the Company anticipates will be increased product orders, for order fulfillment, and for collections.
The Company interest expense increased from $84,000 in the six month period ended June 30, 2006, to $205,000 for the comparable 2007 period, and from $45,000 to $77,000 for the three month period periods ended June 30, 2006 and 2007. The increase in interest expense resulted from the Company’s incurring debt in order to finance its operations. See “Liquidity and Capital Resources,” below.
The Company also had material increases in professional fees related to the acquisition of LMS by the Company and to meeting the Company’s reporting obligations under the Securities Exchange Act of 1934. Professional fees increased by approximately $30,000 for the six months ended June 30, 2007, compared to the comparable 2006 period and by substantially the same amount for the quarter ended June 30, 2007, compared to the comparable 2006 quarter.
Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. We have financed our operations through both sales and placements of equity and debt securities.
We had $395,222 in cash as of June 30, 2007, representing an increase of $270,565 from December 31, 2006. Working capital as of June 30, 2007, was $563,494 compared to a working capital deficiency of $1,076,079 at December 31, 2006. This increase in cash and working capital in 2007 was primarily due to an increase of $412,005 in cash received from customers as the Company increased its collections, and from an increase in net cash flows provided by financing activities from $991,687 at December 31, 2006, to $1,283,627 at June 30, 2007, an increase of $291,940.

Net cash of $270,565 was provided by operating and financing activities during the six months ended June 30, 2007, an increase of $425,111 compared to the $154,546 used during the period in 2006. The increase in cash received from customers from $1,060,113 for the six months ended June 30, 2006, compared to the $1,472,118 for the six months ended June 30, 2007, was due primarily to increased collections from our existing customers. However, for the same periods we increased our cash paid to employees and suppliers of goods and services from $1,858,119 to $2,264,661, an increase of $406,542, and paid interest of $201,633 compared to interest of $84,378 paid for the six months ended June 30, 2006, an increase of $117,255.
Financing Activities
Cash provided by financing activities increased to $1,283,627 for the six month period ended June 30, 2007, compared to $985,514 for the comparable six month period in 2006, as the Company received $312,260 from the proceeds of the sale of stock, $34,871 from shareholder loans, and $974,680 from proceeds of short-term notes and bridge loans.
Outlook
The Company has built an infrastructure that it believes is capable of handling a substantially higher sales volume at very little additional cost, so that while the Company’s operating expenses and cash used in its operating activities are anticipated to continue for the next twelve months substantially at their current levels, the Company expects that its revenues will increase significantly during that period through the implementation of its advertising and marketing programs. Management believes that the outlook for the demand for the Company’s products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that the Company provides. The Company does not anticipate any major changes in Medicare reimbursement in 2007, nor in any other reimbursement programs available from other third-party payors.
We anticipate that our ability to meet our cash requirements will continue to be dependent on our ability to complete sales of our securities, whether on a debt or equity basis. There can be no assurance, of course, as to the amount or timing of the proceeds we may receive from the sale of our securities, or whether the proceeds of such sales will be sufficient, together with the cash provided from our operating activities, to meet our operating expenses. However, we believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable, the sale of products, and the proceeds of the sale of our debt and equity securities will be sufficient to meet our cash requirements during the next twelve months.

Our plan for the next twelve months includes the following;
-Obtain additional funding through a combination of debt and equity;
-Increase advertising over the prior periods;
-Increase our customer base;
-Continue to service our current customer base and increasing the retention rate;
-Increase the collections of our accounts receivable.
In order to implement our current business model, we have completed the following:
•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•
Leased a 25,000 square foot facility which has only been built out 50 percent to accommodate our current operations including room for growth. The other 50 percent will be built out in stages as additional growth requires the additional office space.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet with changing market conditions.
LMS will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to the chronically ill patients. LMS is reviewing The Centers for Medicare and Medicaid (CMS) Competitive Acquisition Plan (CAP) to determine what, if any, effects the CAP will have on its twelve-month plan.
LMS plans to bid its products to The Centers for Medicare and Medicaid (CMS) Competitive Acquisition Program (CAP). LMS has already met one of CMS’s requirements by becoming accredited by The Compliance Team, Inc. as an Exemplary Provider. We will use our best efforts to meet all other program requirements.

LMS has received its renewal of its Home Medical Equipment (HME) license in Florida and has submitted the change of ownership documents, reporting the acquisition of LMS by the Company.
Contractual Commitments
Since the organization of LMS, the capital equipment which was purchased includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures from LMS’ inception through June 30, 2007, were $1,001,785, of which $250,794 represents leasehold improvements to its new facility in Stuart, Florida. Capital expenditures for the six month period ended June 30, 2007, were $27,567. As of June 30, 2007, the Company had known contractual obligations of $1,885,785, comprised of current debt obligations and rent payable on its principal office facility.
Off-Balance Sheet Arrangements
As of June 30, 2007, we had no off-balance sheet arrangements.
Certain Risk Factors
Our operating results are subject to various risks and uncertainties that could cause our actual results and outcome to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Current Report on Form 8-K dated June 22, 2007 (which contains a more detailed discussion of the risks and uncertainties related to our business). Readers should not place undue reliance on the forward-looking statements contained in this Report, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law.
Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to the following.
•	We have incurred significant net losses every year since the inception of LMS.

•	The Company has aggressive marketing plans that require the Company to spend substantial sums. The Company will need additional capital to continue its business plan.

•	Our future operating results remain difficult to predict.

•	Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans.

•	Our ability to operate at a profit is highly dependent on recurring orders from customers, as to which there is no assurance.

•
We may not be able to market our new diabetes products or otherwise to operate our diabetes supply business segment at a profit because of marketing costs, competition, or other reasons not now foreseen.

•	We could be liable for harm caused by products that we sell.

•	Competition from other sellers of products sold by us is intense and expected to increase.

•	If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products.

•	We may make acquisitions that will strain our financial and operational resources.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires us to make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.
Revenue Recognition
LMS is a federally licensed Medicare, Part B Participating Provider. A significant portion of devices usually is paid for by third parties such as Medicare, and various health insurance carriers under statutory provisions or other arrangements in amounts that can be significantly different from, and frequently less than, the entity’s established rates. LMS initially verifies the eligibility of the customer and the products are then shipped and billed simultaneously. We electronically bill Medicare and the claims are electronically reimbursed. Revenue is recognized when the products are shipped to the customer and are recorded at the net realizable amounts. Medicare and third party payors establish rates that we are paid. We invoice all third party payors when the products are shipped hence revenue is recognized. The provisions for contractual adjustments and discounts are recognized on an actual basis and deducted from gross revenue to determine net revenue. We record revenue at the amounts expected to be collected from government agencies, other third-party payors and customers. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipped; as a result estimates of contractual adjustments are not required. Revenues and receivables are booked net of contractual allowances on a product-by-product basis. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of customers. Revenue related to Medicare reimbursements is calculated based on government-determined reimbursement prices for Medicare-covered items. Contractual adjustments, discounts, and an allowance for uncollectibles are recorded to report the receivables for health care services at net realizable value. Returns occur occasionally when the customer either refuses the shipment or when we have an incorrect address. Bad debt expense is recorded for the uncollectible receivables.
Allowance for Doubtful Accounts
We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base and our review of past due accounts. We are constantly reviewing and analyzing our collection efforts. The typical time it takes to collect from Medicare is 30 to 60 days, if each part of the process is exact. If a charge is initially rejected by Medicare it can generally take an extended period of time to investigate and resolve before payment is received It can take up to 180 days to collect from some insurance companies and as little as 30 days with others. The Company’s current accounting policy is to provide a minimum allowance equal to a percentage based on historical data. We believe this estimate, although higher than industry standards, is justified because of the Company’s youth and growth rate.
Depreciable Lives of Property, Plant and Equipment
Our property, plant and equipment are capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of this useful life is based on circumstances that exist in the healthcare industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change. We amortize these capitalized items using the straight-line method. Capital assets are depreciated over their useful lives ranging from three to seven years, depending on the classification of the asset.
Tax Accounting
We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create variance between actual results and estimates. The process involves making forecasts of current and future years’ taxable income and unforeseen events may significantly affect these estimates. Those factors, among others, could have a material impact on our provision or benefit for income taxes.
Stock Based Compensation
In accordance with SFAS No. 123R, we account for stock issued to employees, shareholders and third parties for services rendered at fair value.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying the provisions of SFAS No. 157.
Effect of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.
Qualitative and Quantitative Disclosure about Market Risk
We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare.

Item 3. Controls and Procedures.
As stated in the certifications in Exhibit 31 of this Report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the company’s internal control over financial reporting that occurred during the Company’s third quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 22, 2007, we authorized the issuance of 2,713,680 shares of common stock in exchange for $181,816 of the Company’s indebtedness to five persons in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”).
In consideration of the acquisition of LMS on June 22, 2007, the Company issued 25,360,456 shares of its common stock to holders of LMS common stock and convertible debt. These shares were issued pursuant to the exemptions from registration provided by Section 4(2) of the Act and in reliance upon Regulation D, Rule 506, promulgated under the Act.
During the quarter ended June 30, 2007, the Company’s LMS subsidiary completed the sale of $748,000 of convertible debt pursuant to the exemption from registration provided by Section 4(2) of the Act and in reliance upon Regulation D, Rule 506, promulgated under the Act.
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock, $.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $.001 par value, of the Company. The subscribe will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ending three (3) years thereafter at a price of $1.60 per share. The Company has received $493,750 of proceeds from the sale of these securities as of August 17, 2007.

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
Exhibit 31.1 — Section 302 Certificate of Chief Executive Officer
Exhibit 31.2 — Section 302 Certificate of Chief Financial Officer
Exhibit 32.1 — Section 906 Certificate of Chief Executive Officer
Exhibit 32.2 — Section 906 Certificate of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	August 20, 2007

/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	August 20, 2007

EXHIBIT INDEX
Exhibit 31.1 — Section 302 Certificate of Chief Executive Officer

Exhibit 31.2 — Section 302 Certificate of Chief Financial Officer

Exhibit 32.1 — Section 906 Certificate of Chief Executive Officer

Exhibit 32.2 — Section 906 Certificate of Chief Financial Officer