Form 10KSB
period 2007-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2008-01-18
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ending September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.

(Name of small business issuer in its charter)

NEVADA	87-0267292

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Issuer’s telephone number: (772) 287-2414
Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $.001 par value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
State Registrant’s revenues for its most recent Fiscal year: $2,250,368 for nine months ending September 30, 2007.
The aggregate market value of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on December 27, 2007, was approximately $13,740,000.
The number of shares outstanding of the issuer’s Common Stock as of December 27, 2007, was 31,817,000.
Transitional Small Business Disclosure Format (Check One): ☒ Yes      ☐ No

LIBERATOR MEDICAL HOLDINGS, INC.

PART I

Item 1.	Description of Business	1
Item 2.	Description of Property	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	15
Item 6.	Management’s Discussion and Analysis or Plan of Operation	17
Item 7.	Financial Statements	21
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 8A.	Controls and Procedures	22
Item 8B.	Other Information	23

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	24
Item 10.	Executive Compensation	25
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 12.	Certain Relationships and Related Transactions, and Director Independence	30
Item 13.	Exhibits	30
Item 14.	Principal Accountant Fees and Services	31
Signatures		32
EX-14.1 Code of Business Conduct and Ethics
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
     i

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set out under “Risks and Uncertainties,” below, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.
The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Item 1. Description of Business
Background of the Company
Throughout this Report we use the terms “we,” “our Company,” and “us” to refer to Liberator Medical Holdings, Inc., and its consolidated subsidiaries and affiliates, and Liberator Medical Supply, Inc. (which is sometimes called “Liberator Medical”) and Liberator Services Corporation.
The Company was organized in December 1906 in Utah under the name Cardiff Mining & Milling Company. During the 1960’s, the Company changed its name to Cardiff Industries, Inc., and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. In 1980 the Company’s name was changed to Cardiff Communications, Inc. The Company changed its domicile to Nevada on July 12, 2000. Upon the completion of the Company’s business combination with Liberator Medical described in the next paragraph, the Company changed its name to Liberator Medical Holdings, Inc. The Company had no business operations in the ten years preceding its acquisition of Liberator Medical in June 2007.
On June 22, 2007, we completed the acquisition of Liberator Medical, a durable medical equipment company located in Stuart, Florida. The acquisition was consummated pursuant to a merger agreement entered into on June 18, 2007, whereby we agreed to merge our newly-created, wholly-owned subsidiary, Cardiff Merger, Inc., a Florida corporation, with and into Liberator Medical, with Liberator Medical being the surviving entity as our wholly-owned subsidiary. As a condition of the merger, we issued approximately 25,447,956 shares of our common stock to the stockholders of Liberator Medical. We also agreed to issue to the then current holders of Liberator Medical options and warrants exercisable to purchase shares of the Company’s common stock on terms and conditions equivalent to the existing terms and conditions of the respective Liberator Medical options and warrants. (See Item 10, “Executive Compensation—Outstanding Equity Awards at 2007 Fiscal Year End.”) Also, we appointed Liberator Medical’s President and Chief Executive Officer, Mark A. Libratore, to our board of directors and appointed him our President and Chief Executive Officer. As a condition of the merger agreement, the Company’s former president, Rubin Rodriguez, returned 9,990,000 shares to the Company for cancellation and, at closing of the merger, the Company issued 357,000 shares for services and 2,356,680 shares in exchange for debt. Accordingly, upon completion of the merger, the Company had approximately 30,964,014 shares of common stock issued and outstanding. For additional information concerning the combination of our Company with Liberator Medical, see Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and the Company’s Current Report on Form 8-K filed on June 29, 2007, with the Securities and Exchange Commission.
Background of Liberator Medical Supply, Inc.
Liberator Medical was incorporated in the State of Florida in July 1999. It is a provider of direct-to-consumer durable medical supplies, primarily to seniors. About seventy-five percent of Liberator Medical’s revenue is derived from four product lines, diabetes, urological, ostomy, and mastectomy. Liberator Medical provides a simple and reliable way for its patients to obtain supplies. It communicates directly with its patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis and bills Medicare and third-party insurers on behalf of its patients. Liberator Medical markets its products directly to consumers, primarily through targeted media, direct-response television advertising and direct-response print advertising to patients throughout the United States. Its patient service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. Liberator Medical’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.
Market
National healthcare spending will nearly double to $2.8 trillion by 2011, up from $1.42 trillion in 2001, according to the Centers for Medicare and Medicaid Services (CMS). As the baby boomer population ages, the already flourishing medical supply industry will experience a 20-year explosion in growth. Between 1990 and 1999, while the U.S. population grew 9 percent and inflation 26 percent, total annual healthcare spending increased 74 percent. Currently, more than 90 million Americans live with chronic diseases, including Alzheimer’s disease, arthritis, cancer, cardiovascular disease, chronic obstructive lung disease, and diabetes.

Manufacturers of drugs, medical devices, and other medical equipment and supplies have combined annual revenues of $300 billion. Medicare and Medicaid have combined annual payments of $500 billion.
Liberator Medical is a quasi-medical distributor providing home health care services. The home health care market is a highly fragmented industry of about 12,000 companies with combined annual revenues of $35 billion. The average company has annual revenue of $3 million and 65 employees.
Liberator Medical has initially targeted Medicare-eligible seniors with chronic illness. First Research estimates the number of Americans over 65 will double from 34 million to 62 million between 2000 and 2025. Currently, 90 million Americans live with chronic diseases. The research firm Rand estimates the number of Americans with two or more chronic conditions will increase from 60 to 81 million between the years 2000 and 2020. Current out-of-pocket spending for Americans age 65 and over with two chronic conditions is approximately $750 per year. The number of Medicare beneficiaries is expected to nearly double to 77 million by 2030 from 40 million in 2000, according to the Centers for Medicare and Medicaid Services. Below is an analysis of Liberator Medical’s addressable market for targeted disease segments as well as a description of each opportunity.

Target Market	Diagnosed	Undiagnosed	Current Market Size

Respiratory	16 million	16 million	$3.5 billion
Diabetes	17 million	6 million	$91.8 billion
Mastectomy	3.2 million	N/A	$1.1 billion
Ostomy	600,000	N/A	$1.2 billion

Total	36.2 million	24 million	$97.6 billion

Source: Center for Disease Control 2005
Respiratory Diseases
16 million people in the U.S. have respiratory diseases, including chronic obstructive lung disease, asthma, and chronic bronchitis. These diseases have a total annual cost of over $30 billion. There are approximately 3.5 million seniors with these diseases and as many as 16 million remain undiagnosed. These ailments require frequent treatment with oral medications and/or aerosol medications, which require a compressor or atomizing device during preparation. These medications are reimbursed by Medicare and most insurance companies and must be replenished frequently. Annual Medicare expenditures for inhaled medications for this group amount to approximately $900 million. Total market for medications and atomizing device sales is a $3.5 billion market. Gross margins are significant. If additional funds become available, Liberator Medical plans to build (or acquire) a respiratory mixing pharmacy to provide respiratory medications to this group.

Diabetes
Diabetes, the seventh leading cause of death among Americans, accounts for $98 billion in medical costs and lost productivity each year. In recent years, cases of type 2 (“adult onset”) diabetes have been on the rise in the United States; it is now considered a national epidemic. Obesity is a major risk factor, as more than 80% of people with type 2 diabetes are overweight. Almost 17 million Americans are estimated to have diabetes, 7 million of who are people ages 65 or older. There are 2,200 new cases diagnosed in the US every day, and more than 193,000 people died of diabetes in 1996. Mark Libratore, President of the Company and Liberator Medical, and the rest of the Liberator Medical management team have pioneered direct marketing to diabetics. Liberator Medical has launched an aggressive campaign to build up this sector of Liberator Medical’s business, which is expected to become Liberator Medical’s division.
Mastectomy Supplies
Mastectomy supplies typically generate substantial revenues and high gross margins for home health care providers. Mastectomy products include items such as the prosthesis and special bras, sleep and swimwear. There are approximately 3.2 million breast cancer patients nationwide. Approximately 140,000 total mastectomies and 1 million partial mastectomies are performed each year. The estimated 2 million total mastectomy patients will generate potential annual revenue of $1.06 billion in prostheses and bras alone, both covered by Medicare. In addition, Medicare covers prostheses for partial mastectomy patients. There is little price resistance due to Medicare coverage and strong demand. Liberty Medical believes that other than its mastectomy marketing program, there has been no national effort to supply these prostheses. Because Liberator Medical has reduced the cost of mastectomy goods by negotiating with vendors, sales of these items are very profitable, and sales reoccur every six months. There are two primary manufacturers of these products with limited national access. Liberator Medical has established representation with both companies. Liberator Medical’s mastectomy customer base includes over 30,000 customers.
Regular screening mammographies and self-examinations will result in increased early detection and treatment. With improved diagnostic and treatment technologies, survival rates are increasing, resulting in a rising number of post-mastectomy consumers for longer repeat purchase periods. Recent advertisements running in March 2006 have resulted in hundreds of new mastectomy respondents and should result in a substantial increase in sales during the next several months.
Ostomy Products
There are approximately 642,000 ostomy patients. An ostomy is a surgically created opening in the body, which allows body fluids or excrement to escape into a collection device. Approximately 125,000 new ostomy procedures are performed each year. This is a $1.2 billion market for existing ostomy customers and an additional $250 million market for new patients each year. The products are disposable and are reimbursed by Medicare. Liberator Medical believes that until recently, high product costs and poor Medicare reimbursement discouraged distributors from accepting Medicare for these items. Liberator Medical has managed to negotiate price reductions for these products, providing what it believes is a competitive advantage in this market. Liberator Medical’s educated staff and its billing service that accepts assignment through Medicare and insurance provide Liberator Medical with competitive advantages.
Power Mobility Sales
As our population ages, our ability to walk and get around can be diminished, creating increased demand for power mobility equipment, such as power wheelchairs and scooters. Liberator Medical partnered with Invacare, one of the nation’s largest manufacturers of this equipment, and demonstrated that direct advertising can significantly increase sales of these devices on a local level. There are several companies that have succeeded in national sales efforts as well. Liberator Medical has created a direct marketing TV advertisement in co-operation with Invacare and has attracted a large number of customer inquiries; it has sold over 200 scooters and power wheelchairs. As Medicare redefines the new operating parameters for mobility, Liberator Medical expects to begin a renewed advertising effort in mobility products to increase that division’s revenue.
Retail Sales Store and Internet Sales
Customers can visit Liberator Medical’s retail store located in Martin County, Florida. The store enjoys high exposure since it is located on a major regional highway. Martin County is among the fastest-growing counties in Florida and Liberator Medical’s sales have tripled in this region over the past two years. In addition to being a profitable business, the retail store offers a testing ground for selling new products. Management envisions numerous additional sites to capitalize on Liberator Medical’s national advertising campaigns.
In addition, Liberator Medical has created an ecommerce website (www.liberatormedical.com) which carries the same products offered through its mail order business. Internet sales currently make up less than 1% of revenue, but Liberator Medical anticipates this number to rise as it brings its direct response marketing expertise to a rapidly growing U.S. ecommerce market. Liberator Medical’s ecommerce initiative encompasses a dynamic web site configured to provide a comprehensive shopping experience for both professionals and customers. The web site has been designed utilizing the latest in technology in web software and high-end graphics providing pictures and descriptions of all items available for sale. Other future enhancements will include user-friendly insurance claim forms that load quickly and can be printed or electronically submitted for reimbursement in real time. Professionals will be able to either make purchases at a wholesale level or refer clients to make their own purchases. Medicare will be billed upon request; however, it is expected that the telemarketers will have to contact customers to verify coverage and obtain all necessary information. Contacts made through the Internet will result in long-term relationships, and Liberator Medical will offer “auto-ship” on frequently-consumed items. Liberator Medical will also use telemarketing to reach out to its customers and generate repeat sales within each market segment.

Liberator Medical will use traditional advertising (print, radio, direct mail, and outside sales) to promote the site as well as television advertisement. In addition to direct e-mail, “linking” and “cross-linking” proliferation of the site will occur through the use of multiple pages for each department that have their own unique “meta tags.” This will help the robot search engines not only find the sites, but also display individual types of equipment leading the user directly to our commerce site. The logic used in the site will guide the customer to accessories and “up-sells” that will help to maximize sales per site visitor.
Sales and Marketing
Liberator Medical focuses on making the buying process easy and convenient. Customers can purchase by phone, mail, or over the Internet; they can also choose to have repeat supplies shipped automatically. This produces an annuity-like income with a high return on advertising dollars.
Liberator Medical’s growth will depend upon the success of its advertising campaigns. Liberator Medical believes that it has perfected a method of capturing initial and recurring sales through use of local, regional and national ad placement and maximizing the “drag” of each ad. Advertisements and placement drive customer leads. Sales reps handle inbound calls to establish initial contact, qualify the consumer, identify the need and close the sale. Aggressive contact management efforts, outbound mailings and outbound phone calls by sales reps on active leads and established customers results in re-orders, cross selling opportunities and higher conversion rates than traditional mail-order businesses.
With an average customer life of ten years, this strategy should provide predictable, recurring income. The management of Liberator Medical is constantly evaluating and testing new products for direct marketing to various targeted customers. As these new and innovative products come to market, Liberator Medical anticipates being positioned to bring them to the public quickly with the right marketing, intake, processing, and third party billing mechanisms.
Pharmacy Opportunities
As the customer base continues to grow for Liberator Medical, there is an increasing potential for substantial sales upon entering into the pharmaceutical business. Diabetic consumers purchase an average of over $3,500 annually in medications and with a base of over 60,000 customers overall, the potential revenue stream is well in excess of $150M. Liberator Medical is considering starting a mail-order pharmacy, but has not determined to proceed with this business.
Suppliers
Liberator Medical distributes products from over 200 manufacturers, including all of the largest US suppliers. In addition, Liberator Medical has been able to negotiate large discounts, indicating manufacturer confidence in Liberator Medical’s ability to obtain higher volumes.

Products
Liberator Medical has sourced products from FDA approved manufacturers in China. Some of these products have been privately labeled for Liberator Medical, including a potential market leading nebulizer, which comes standard with battery power, dc power (car or boat, etc.), and standard 110v power. Liberator Medical is seeking other products with optimal features and advantages in today’s marketplace.
Competitive Analysis
Diabetes
In diabetes products, Liberty Medical, a subsidiary of Medco (MHS NYSE), a company started by Mark Libratore, is the industry leader with more than $425 million plus in sales. Liberty is well known for its TV ads featuring Actor Wilford Brimely. In addition to its organic growth, Liberty has been purchasing many small and medium size competitors in primarily asset only purchases.
After Liberty, Chronic Care Solutions (CCS), a portfolio company of KRG Capital Partners, Denver, Co. may be the second largest, with combined sales of over $150M. Another large competitor is MP Total Care, a portfolio company of Charterhouse Group, New York. National Diabetic Pharmacies, which started as a direct-to-consumer diabetic supplier, has annual sales of approximately $100 million.
Mastectomy
Competition in this area is limited, mostly to small specialty shops. Most small boutiques require the customer to walk in and discuss this sensitive matter with a stranger. For many, this may be inconvenient, or an unacceptable option. Instead, our telemarketing approach provides the level of privacy many customers need and want. We are surprised and excited by the fact that we encounter little competition in marketing this product line. None of our other mastectomy competitors of any size bills Medicare and accepts assignment directly.
Ostomy
Currently there are only two major national companies in ostomy, Edgepark and United Ostomy. Although there are many small companies as well, this division of Liberator Medical has shown significant growth, primarily due to Liberator Medical’s accepting Medicare in instances where other companies have refused assignment. Liberator Medical also provides personal service which it believes promotes customer loyalty.

Urological
Over the last year, Liberator Medical has entered into the urological field and has demonstrated significant growth in sales of urological catheters, condom catheters, indwelling catheters, urine collection devices and various related accessories. As the population continues to age, this category is expected to grow considerably. Competition consists primarily of specialty drug stores, Byrams Healthcare, Edgepark, United Ostomy, and many small independent dealers and stores.
Retail Stores
The medical supply industry has not changed much over the last ten years. Mainly a “mom and pop” industry, large corporations have not yet emerged. Customer service has not been added to the product mix as competitor retail facilities are understaffed and under trained. Liberator Medical provides dedicated resources, which open the door to Liberator Medical to offer personalized service and quality control to the customer. In the area of retail sales, Liberator Medical’s main location is in a high visibility, high traffic, and high growth area.
Internet Sales Competition
Moderate competition exists on the Internet. There are many small companies offering medical supplies on the Internet; however, they do not display the product in full detail nor do they provide for Medicare or Insurance Billing. In some cases, these sites merely showcase the products, but do not offer on-line product ordering requiring the consumer to either fax in an order form or visit their shop. Liberator plans on utilizing state of the art web-tools and services along with National advertising to successfully brand its name and subsequently capture e-commerce sales.
Having examined many of these competitors’ sites, management is convinced that Liberator Medical’s web site will be easier to navigate, offer a more comprehensive inventory and perform better in every aspect.
Litigation
We are not presently subject to any material pending legal proceedings and, to the best of our knowledge, no such actions against us or Liberator Medical are contemplated or threatened.
Technology Systems
Because customer service and billing Medicare are a major focus of its business, Liberator Medical has completed and installed one of the industry’s most popular, fully HIPPA compliant, and user-friendly billing systems. In addition to auto-billing all four Medicare Regional Part B regional centers, it also generates billing to over 5000 insurance companies, nationwide. Medicare reimbursement and code requirements are kept current and posting of accounts receivable is done automatically from information downloaded from Medicare. Liberator Medical has written customized software integrated with the Network version of Goldmine to handle contact management, generate customized forms and mailings, and facilitate rapid intake of new customers following a carefully conceived intake protocol which captures and preserves essential customer data.
For communications, Liberator Medical utilizes the 3Comm NBX 100 digital telephone system, which is capable of handling hundreds of phones and is easily operated in a Windows-friendly user interface. This system has the capacity to interface with our contact management systems and provide pop-up screens, and various other vital information management uses.
In March, 2005, Liberator Medical acquired three state—of-the-art high performance Dell PowerEdge 2850 hyper-threading Xeon dual-processor servers, redundant power supplies and 1 TB storage capacity and for back-up a Dell Poweredge tape back up with 5 TB compressed capacity. For power-back up, Liberator Medical has an APC 4kba battery back up (8 hours) for our main servers, and for our 5 other servers, we have three APC 1400’s (1 hour each). Liberator Medical uses various Microsoft operating systems (NT 4.0, NT 4.0 Server, Win 2000, Win XP Professional, Windows Server 200.) and various third-party licensed Microsoft Windows-friendly applications including Fastrack for customer ordering and electronic order submissions, Goldmine for pre-customer sales lead and customer CRM, Medforce Scan for digital document imaging, SQL Server 2000 for database management, UPS Worldship 7.0+ for shipment processing and tracking and Microsoft Visual Basic for special-purpose application-specific applications.
Liberator Medical subcontracts the hosting and maintenance of the www.liberatormedical.com web site to VGM Forbin located in Waterloo, Iowa. Credit card information is processed using industry-standard secure 128-bit SSL (secure-sockets-layer) web sessions and credit card information is never stored in the associated Liberator SQL backend database to reduce liability risks.
Employees
The Company has no employees. Liberator Medical has three employees. Liberator Services Corporation, a company owned by Mr. Libratore, our Chief Financial Officer, Robert Davis, and a Company shareholder, Tyler Wick, has forty-five full-time employees. No employee of the Company nor its subsidiaries is a member of any union, nor have they entered into any collective bargaining agreements. It is believed that the Company’s relationship with its employees is good.
Risks and Uncertainties
Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

Risks Relating to Our Business as a Result of the Liberator Medical Acquisition
     •     We have incurred significant net losses every year since our inception, including net losses of $1,968,242 for the nine months ended September 30, 2007, $2,295,240 for the year ended December 31, 2006, and $1,097,467 for the year ended December 31, 2005. As of September 30, 2007, we had an accumulated deficit of $9,185,521. To achieve profitability, we will need to generate and sustain substantially higher revenues than we have to date while achieving reasonable cost and expense levels. We may not be able to generate enough revenue to achieve profitability. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.
     •     The Company has aggressive marketing plans that require the Company to spend substantial sums. The Company will need additional capital to continue Liberator Medical’s business plan. In addition, the Company may not accurately predict the amount of capital it requires to operate its existing and future business, which requirement may exceed the Company’s estimates. The failure by the Company to secure additional financing may have a material adverse effect on the Company’s ability to continue, and will adversely affect its ability to grow.
     •     Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including, without limitation, those described below.
     •     We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement or directs Medicare consumers to other companies through the process of competitive bidding, governmental contracts or any kind of nationwide managed care or governmental program.
     •     Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration. These agencies conduct audits and periodic investigations of most companies billing Medicare. Negative findings or results of audits are subject to appeals and judicial review and are often overturned at various levels. There is always the possibility that the Company could be the subject of any audit or investigation as it performs a substantial amount of Medicare billing each year. The Company is regularly audited by all four regional Medicare carriers and has on some occasions had to reimburse claims previously paid. This type of reimbursement is common to all

Medicare participants. Medicare audits or investigations could possibly lead to recoupment of monies paid to the Company, fines, off-sets on future payments and even loss of Medicare billing privileges. Since its inception, the Company has had no fines or penalties but the Company has been audited by all four regional Medicare carriers and from time-to-time been asked to repay amounts on claims previously paid for various reasons such as billing errors, lack of medical records in physician offices, insufficient patient diagnoses, returns, patient’s having similar equipment, patient not seen by physician recently enough, and lack of adequate medical necessity. Although the Company has set aside reserves for these repayments, demands for repayment could exceed Company reserves and the Company could be unable to pay them, which would adversely affect the Company.
     •     From inception we have achieved staff and other operating levels intended for a business with greater revenues than we have achieved. We have built out and occupy one-half of the 25,000 square feet of leased premises in Stuart, Florida, to accommodate our growth. We cannot be sure that our existing staffing levels will be sufficient if we expand as rapidly as we believe possible. Any expansion will create significant demands on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain these resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.
     •     Our ability to operate at a profit is highly dependent on recurring orders from customers, as to which there is no assurance. We generally incur losses and negative cash flow with respect to the first order from a new customer for chronic care products and respiratory products due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these product lines depends, in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, and customer transition to extended care facilities, customer mortality and general economic conditions.
     •     We may not be able to market our new diabetes products or otherwise to operate our diabetes supply business segment at a profit because of marketing costs, competition, or other reasons not now foreseen.
     •     We could be liable for harm caused by products that we sell. The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. While management believes that our insurance provides adequate coverage, no assurance can be made that adequate coverage will exist for these claims.
     •     We could lose customers and revenues to new or existing competitors who have greater financial or operating resources.

     •     Competition from other sellers of products sold by us is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known names and substantial resources. These companies may develop products and services that are more effective or less expensive than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products.
     •     If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products.
     •     Many of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.
     •     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:
–	changes in reimbursement guidelines and amounts;

–	changes in regulations affecting the healthcare industry;

–	changes in the mix or cost of our products;

–	the timing of customer orders;

–	the timing and cost of our advertising campaigns; and

–	the timing of the introduction or acceptance of new products and services offered by us or our competitors.
     •     We may make acquisitions that will strain our financial and operational resources.
     •     We regularly review potential acquisitions of businesses and products. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:
–	diversion of the attention of senior management from important business matters;

–	amortization of substantial intangible assets;

–	difficulty in retaining key personnel of an acquired business;

–	failure to assimilate operations of an acquired business;

–	failure to retain the customers of an acquired business;

–	possible operating losses and expenses of an acquired business;

–	exposure to legal claims for activities of an acquired business prior to acquisition; and

–	incurrence of debt and related interest expense.
     •     The success of the Company will largely be dependent on Mark Libratore, Liberator Medical’s founder and our President and Chief Executive Officer, who is

responsible for the day-to-day management of the business. Loss of Mr. Libratore’s services, either through retirement, incapacity or death, may have a material adverse effect on the Company. The Company has $2,000,000 of key man insurance on Mr. Libratore’s life.
     •     The Company is controlled by Mark Libratore, who owns 53.71% of our common stock. As our majority shareholder, Mr. Libratore is in a position to control and elect the directors of the Company and to control the business and affairs of the Company.
     •     Mark Libratore, Liberator Medical’s founder and sole director, has made loans to the Company on terms which are not arm’s-length. See “Certain Relationships and Related Transactions, and Director Independence.”
Risks Relating to Ownership of Our Common Stock
We cannot assure you that there will be an active trading market for our common stock and it could be difficult for holders of our common stock to liquidate their shares.
We cannot predict the extent to which a trading market will develop or continue in our common stock or how liquid that market might become. Also, most shares outstanding after the acquisition of Liberator Medical, including those issued pursuant to the acquisition, are deemed “restricted securities” within the meaning of Rule 144 promulgated by the SEC and will therefore be subject to certain limitations on the ability of holders to resell such shares. Because only a small percentage of our outstanding shares are freely tradeable in the public market, the price of our shares could be volatile and liquidation of a person’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.
We do not anticipate paying dividends in the foreseeable future, which could make our stock less attractive to potential investors.
We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.
Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.
Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the approximately 31,817,000 shares of our common stock issued and outstanding, there are approximately another 168,183,000 shares of authorized but unissued common stock that may be issued in the future.
Trading in our shares is subject to certain “penny stock” regulation, which could have a negative effect on the price of our shares in the public trading market.
Public trading of our common stock on the OTCBB is subject to certain provisions, commonly referred to as the penny stock rules, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These require a broker dealer to:
–	make a special suitability determination for purchasers of penny stocks;

–	receive the purchaser’s written consent to the transaction prior to the purchase; and

–	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.
Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.
Item 2. Description of Property
Liberator Medical rents 25,000 square feet of space at its headquarters in Stuart, Florida, at a monthly rental of $25,000. Our lease expires on July 31, 2012. Of that space, approximately 12,000 square feet house our call center, administrative offices and warehouse and shipping. This facility should be large enough until we reach over $40 million in sales. Liberator Medical also rents an additional 7,000 square feet of space in Stuart, of which 4,000 square feet are used for its retail sales facility and the balance for storage. Liberator Medical has made arrangements for several of the nation’s largest medical distributors to drop ship thousands of different kinds of products anywhere in the US for modest handling charges, which reduces the space necessary for storage.
Item 3. Legal Proceedings
From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of 2007 to a vote of security holders, through a solicitation or proxies or otherwise.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The Company’s common stock is quoted on the OTC Bulletin Board under the symbol LBMH.OB (previously CDFO). The Company has been unable to obtain any historical information with respect to trading in its common stock or market makers prior to July 12, 2007. The following sets forth the high and low closing sale prices of the shares of Common Stock, as reported by the OTC Bulletin Board Market Statistics for the period which began July 12, 2007, and ended September 30, 2007:

	High	Low
Quarter Ended September 30, 2007	$2.75	$1.10
Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company’s securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.
The Company understands that several member firms of the NASD are currently acting as market makers for the Company’s common stock. However, the trading volume for the Company’s common stock is still relatively limited. There is no assurance that an active trading market will continue to provide adequate liquidity for the Company’s existing shareholders or for persons who may acquire the Company’s common stock through the exercise of stock options.
As of December 31, 2007, the Company had approximately 1,450 shareholders of record of the Company’s common stock. However, a significant number of shares of the Company’s common stock are held in “street name” by brokers on behalf of shareholders and are therefore held by many beneficial owners.
As of September 30, 2007, there were 30,464,014 shares of the Company’s common stock issued and 30,464,014 shares outstanding. Of those shares, 27,500,835 shares were “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of the restricted shares issued by the Company, shares held for at least two years by persons who are not “affiliates” of the Company (as that term is defined in Securities and Exchange Commission Rule 144(a)(1)) may be sold without limitation under Rule 144(k). Shares held by affiliates and restricted shares held for more than one, but less than two, years may be sold pursuant and subject to the limitations of Rule 144.

On November 15, 2007, the SEC adopted changes to Rule 144 which will take effect on February 15, 2008. Rule 144, as amended, will provide that a person who is not affiliated with us holding restricted securities for six months may sell such shares without restriction. A person who is affiliated with us and who has held restricted securities for six months will be able to sell such shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume. Such sales could have a depressive effect on the price of our common stock in the open market.
The Company has not declared any cash dividends on its Common Stock in the last thirty years and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.
The Company’s shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.
The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer’s net tangible assets. The Company’s shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.
For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.
Recent Sales of Unregistered Securities
In consideration of our acquisition of Liberator Medical on June 22, 2007, we issued a total of 25,447,956 shares of common stock to holders of Liberator Medical common stock and holders of Liberator Medical’s convertible debt. Also concurrently with the completion of our Liberator Medical acquisition, we issued (i) 1,312,500 shares to a broker-dealer and an investment banking firm for services to Liberator Medical; (ii) 1,358,180 shares of common stock to Global Marketing Associates, Inc., and others, in exchange for debt prior to the Liberator Medical acquisition. On June 21, 2007, the Company issued 43,000 shares of common stock to a shareholder in connection with a loan made to Liberator Medical. Pursuant to an offering of common shares commenced by the Company on July 12, 2007, at September 30, 2007, the Company had sold 795,629 shares of common stock to accredited investors, as that term is defined in Regulation D, Rule501(a).
The Company’s issuances described in the prior paragraph were made pursuant to the exemptions from the registration provision of the Securities Act of 1933 provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Liberator Medical Holdings, Inc., is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits focused on supplying medical supplies in a retail environment, and via the internet in the United States. We distribute a full range of medical products which address the healthcare needs of our customers.
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
We completed the acquisition of our operating company, Liberator Medical, on June 22, 2007. The acquisition was accounted for as a reverse merger in which, for accounting purposes, Liberator Medical was treated as the acquiring company. The acquisition was deemed a recapitalization of our Company, which was, prior to the acquisition of Liberator Medical, an inactive public shell. Accordingly, the financial statements presented, and the discussion which follows, represent the historical financial statements and operating history of Liberator Medical.
On August 20, 2007, the Company changed its Fiscal year from December 31 to September 30. Accordingly, the following information relates to the operations of Liberator for the Fiscal year which began on January 1, 2007, and ended on September 30, 2007, and the Fiscal year which began on January 1, 2006, and ended December 31, 2006.

Results of Operations
The following table summarizes the results of operations for the periods indicated:

	2007	2007	2006	2006
	Amount	Percent	Amount	Percent
Sales	2,250,368	100.0	2,841,458	100.0
Cost of Sales	951,298	42.3	1,363,327	47.9
Gross Profit	1,299,070	57.7	1,478,202	52.0
Selling and G & A Expenses	3,371,657	149.8	3,773,442	132.8

Income (Loss) from Operations	(2,072,587)	(92.1)	(2,295,240)	(80.8)
Other Income (Expense)	104,345	4.6	—	—
Income (Loss) Before Income Taxes	(1,968,242)	(87.5)	(2,295,240)	(80.8)
Income Taxes	-0-
Net Income (Loss)	(1,968,242)	(87.5)	(2,295,240)	(80.8)
The Company had a net loss of $1,968,242 for the year ended September 30, 2007 “Fiscal 2007”), compared to a net loss of $2,295,240 for the year ended December 31, 2006 (“Fiscal 2006”).
The Company’s sales decreased from $2,841,529 for Fiscal 2006 to $2,250,368 for Fiscal 2007. However, sales increased by approximately ten percent (10%) in Fiscal 2007 compared to Fiscal 2006 when calculated on an annualized basis.
The Company’s interest expense decreased from $241,142 for Fiscal 2006 to $217,108 in Fiscal 2007, but when calculated on an annualized basis interest expense increased approximately 20% as the Company continued to fund operations in part with additional borrowings.
The Company’s payroll, payroll taxes and benefits decreased from $1,740,063 for the twelve months ended December 31, 2006, compared to $1,364,523 for the nine months ended September 30, 2007, but were substantially similar on an annualized basis. Similarly, the Company’s advertising expenses decreased from $161,177 for Fiscal 2006 compared to $133,690 for Fiscal 2007, but remained substantially comparable on an annualized basis. The Company’s professional fees increased substantially from $192,491 for the Fiscal 2006 compared to $422,847 for Fiscal 2007, as the Company became subject to the reporting requirements of the Securities Exchange Act of 1934 upon its combination with Liberator Medical in June 2007.

Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. We have financed our operations through both sales and placements of equity and debt securities.
The Company had cash of $176,820 at September 30, 2007, compared to cash of $124,309 at December 31, 2006, an increase of $52,500. The Company had working capital as of September 30, 2007, of $982,513, compared to a working capital deficiency of $915,798 at December 31, 2006. This increase in cash and working capital in 2007 is due substantially to the conversion of $1,190,599 of short-term convertible debt into common stock in Fiscal 2007, and also to an increase in prepaid expenses at September 30, 2007, from $802,045 compared to $12,655 at December 31, 2006. The Company had net cash flows provided by financing activities of $2,030,855 during Fiscal 2006 compared to $1,225,247 during the nine month Fiscal year ended September 30, 2007.
The Company received cash from customers of $2,951,775 in Fiscal 2006 compared to $2,129,751 in Fiscal 2007, a decrease of approximately ten percent (10%) on an annualized basis. However, we decreased our cash paid to employees to $3,069,947 for Fiscal 2007 from $4,372,376 for Fiscal 2006, a decrease of approximately ten percent (10%) on an annualized basis. For Fiscal 2007, we paid interest of $193,578 compared to interest of $203,602 for Fiscal 2006, an increase of approximately twenty-six percent (26%) on an annualized basis.
Financing Activities
Cash provided by financing activities decreased from $2,030,855 for the fiscal year ended December 31, 2006, to $1,225,247 for the nine-month fiscal year ended September 30, 2007. In Fiscal 2007, the Company realized proceeds from the sale of stock of $640,504 compared to $434,133 for Fiscal 2006, but did not receive any proceeds from any warrants exercised in 2007 compared to $249,333 in Fiscal 2006 and received proceeds from bridge loans in 2007 of $782,600 compared to $1,347,755 in Fiscal 2006.
Outlook
The Company has built an infrastructure that it believes is capable of handling a substantially higher sales volume at very little additional cost, so that while the Company’s operating expenses and cash used in its operating activities are anticipated to continue for the next twelve months substantially at their current levels, the Company expects that its revenues will increase significantly during that period through the implementation of its advertising and marketing programs. Subsequent to Fiscal 2007, sales increased in the first quarter of Fiscal 2008 compared to the last quarter of Fiscal 2007. This increase was due primarily to the deployment of additional advertising made possible by the financing activities during that quarter. Management believes that the outlook for the demand for the Company’s products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that the Company provides. The Company does not anticipate any major changes in Medicare reimbursement in 2008, nor in any other reimbursement programs available from other third-party payors.
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
Our plan for the next twelve months includes the following:
–	Obtain additional funding through a combination of debt and equity;

–	Increase advertising;

–	Increase our customer base;

–	Continue to service our current customer base and increasing the retention rate;

–	Increasing our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both.

•	Retained two investment relations firms to further enhance our long-term capital requirements.

•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•	Leased a 25,000 square foot facility which has only been built out 50 percent to accommodate our current operations including room for growth. The other 50 percent will be built out in stages as additional growth requires the additional office space.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet with changing market conditions.
Liberator Medical will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to the chronically ill patients. Liberator Medical is reviewing The Centers for Medicare and Medicaid (CMS) Competitive Acquisition Plan (CAP) to determine what, if any, effects the CAP will have on its twelve-month plan.
Liberator Medical plans to bid its products to The Centers for Medicare and Medicaid (CMS) Competitive Acquisition Program (CAP). Liberator Medical has already met all of CMS’s requirements by becoming accredited by The Compliance Team, Inc. as an Exemplary Provider. At the time of the filing of this Report, we have completed our participation efforts by bidding for all of the initial ten Metropolitan Service Areas established by CMS in the mail order category of diabetes. The results of these bidding efforts will be released by CMS sometime around March 2008.
Liberator Medical has received its renewal of its Home Medical Equipment (HME) license in Florida and has submitted the change of ownership documents, reporting the acquisition of Liberator Medical by the Company.
Contractual Commitments
Since the organization of Liberator Medical, the capital equipment which was purchased includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures from Liberator Medical’s inception through September 30, 2007, were $976,000, of which $250,794 represents leasehold improvements to its new facility in Stuart, Florida. As of September 30, 2007, the Company had known contractual obligations of $1,885,785, comprised of current debt obligations and the 5 years remaining of rent payable on its principal office facility.
Off-Balance Sheet Arrangements
As of September 30, 2007, we had no off-balance sheet arrangements.
Item 7. Financial Statements
The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1:

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During 2007 we changed our independent registered public accounting firm from Child, Van Wagoner & Bradshaw, PLLC, to Wieseneck, Andres & Company, P.A., and thereafter to Berenfeld, Spritzer, Shechter, & Sheer, LLP. We have had no disagreements with any of these independent registered accounting firms on accounting and financial disclosure. For more information with respect to this matter, see our Report on Form 8-K filed on October 11, 2007.
Item 8A. Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the completion of its audit of, and the issuance of a qualified report on, the Company’s consolidated financial statements for the transition period ended September 30, 2007, the Company’s independent registered public accounting firm, Berenfeld, Spritzer, Shechter & Sheer, LLP (“Berenfeld”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “material weaknesses,” as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate policies and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with U.S. GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries. In light of the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. The certifications of the Company’s acting Chief Executive Officer and the Company’s Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning the evaluation of the Company’s disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certifications.
Changes in Internal Controls
The Company is committed to continuously improving its internal controls and financial reporting. The Company plans to engage consultants with experience in internal controls to assist management and the Audit Committee in reviewing the Company’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act. In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its sole board member have taken the following steps:
•	The Company has started a search for a consulting firm with an adequate number of individuals with U.S. GAAP knowledge to assist in the establishment of policies and procedures and to review the financial results to insure that accurate consolidated financial statements are prepared and reviewed on a timely basis.

•	The Company is also planning to hire additional accounting personnel to assure that account reconciliations, account analysis, and journal entries are reviewed on a timely basis.
The Company believes the above measures, when implemented, will reduce the risks associated with the matters identified by the Company’s independent registered public accounting firm as material weaknesses. This process is ongoing, however, and the Company’s management and the sole Director will continue to monitor the effectiveness of the Company’s internal controls and procedures on a continual basis and will take further action as appropriate.
Item 8B. Other Information
None

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
As of September 30, 2007, the Executive Officers and Directors of the Company were:

Name	Age	Position(s) with the Company
Mark Libratore	56	President, Chief Executive Officer, Director
Robert Davis	61	Chief Financial Officer
John Leger	53	Chief Operating Officer
The business experience of each of the persons listed above during the past five years is as follows:
Mark Libratore.      In 1990, Mr. Libratore founded Liberty Medical Supply, Inc., which has become the nation’s largest direct-to-consumer diabetic supplier. Mr. Libratore sold this business to PolyMedica Corporation (PLMD) in August 1996 and remained President of Liberty Medical and Senior Vice President of PolyMedica until February 1999. Mr. Libratore founded Liberator Medical Supply, Inc., in 1999.
Robert Davis.      Robert Davis, has a Masters degree in Accounting, University of Houston, and holds a CPA certificate from the State of Texas. Bob has held numerous financial executive-level positions as Comptroller and Vice President of Finance for companies such as controller for a Manufacturer of Jet Engine parts, TurboCombustor Corp., Data Development Inc., and Caribbean Computer Corp., and served as CFO and Manager of Financial Planning for Liberty Medical Supply, Inc. from 1995 to 1999. He has been the controller and Chief Financial Officer of Liberator Medical Supply, Inc., since its organization.
John Leger.      John joined Liberator in April 2006. John was the Senior VP of Operations at Liberty Medical Supply from December 1991 through January 2004. He was responsible for diabetic call center operations, customer services, repeat customer sales, document acquisition and management, claims processing to Medicare, mail services, shipping, receiving, and purchasing. John worked closely with Mark Libratore in building the mail order diabetes business to $100M in annualized sales, and stayed on with the company through its growth to over 650,000 active customers. Due to an agreement not to complete with Liberty during a severance agreement period, John made his expertise available as an independent consultant until he joined Closer Healthcare, Inc. as a VP of Operations in 2005. Closer is a mail order provider of diabetes testing supplies and primarily serviced customers in national clinical trials as well as the managed care sector. He spent a year with Closer prior to joining Liberator Medical.
Each director of the Company serves until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer serves until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.

The Company’s sole director acts as the Audit Committee. The sole director of the Company has determined that the cost of having a financial expert on its Board of Directors would place an undue economic burden, given the size of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the nine months ended September 30, 2007, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.
Code of Ethics
The Company adopted a formal code of ethics on January 14, 2008.
Board Committees and Designated Directors.
The board of directors is currently composed of one individual and we do not have any committees. At least one of the larger shareholders with significant financial expertise has agreed to serve on the Board of Directors but had not been installed at the time this Report was filed. It is intended that the board of directors will increase in number as the Company’s business continues to grow, and that in the future the Board, as members are added, will establish an Audit Committee, one of the members of which will be an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission.
Item 10. Executive Compensation
Compensation Discussion and Analysis
The individuals who served as our chief executive officer, our chief financial officer, and our chief operating officer during Fiscal year ended September 30, 2007, are referred to in this Form 10-KSB as the “Named Executive Officers.” We do not have a Compensation Committee because there is only one director, our Chief Executive Officer and President. Compensation for the Named Executive Officers was determined by our President as the sole Director. We plan to expand the Board in Fiscal 2008 and, if feasible, to establish a Compensation Committee comprised of independent directors.

Compensation Philosophy and Objectives
Our compensation program for the Named Executive Officers is intended to attract, retain, motivate and appropriately reward talented executives who can contribute significantly to our financial growth and success, and thereby build value for our stockholders over the long term. The program has the following specific goals:
•	To offer a total compensation package to the Named Executive Officers that is competitive in the marketplace for executive talent.

•	To motivate the Named Executive Officers to achieve our business objectives by providing incentive compensation awards that take into account our overall performance and that measure performance against those business objectives.

•	To provide equity-based, long-term compensation arrangements that creates meaningful incentives for the Named Executive Officers to maximize our near and long-term future performance that aligns their interests with our shareholders’ and encourage the Named Executive Officers to remain with the Company.
To achieve these objectives, the Board is developing certain processes for setting Named Executive Officer compensation and is constructing an overall compensation program that consists of a number of elements, as described below.
Employment and Consulting Agreements
We do not have an employment or consulting agreement with either of our Named Executive Officers.
Summary Compensation Table
The following table provides summary information regarding compensation earned by the Named Executive Officers during the fiscal years ended September 30, 2007, and December 31, 2006.

				Change in Pension
				Value and
				Non-Qualified
			Non-Equity	Deferred
			Incentive Plan	Compensation	All Other
Name and Principal Position(s)	Year	Salary($)	Compensation ($)	Earnings ($)	Compensation ($)	Total($)
Mark A. Libratore	2007	$95,000			$17,907	$112,907
President and Chief Executive	2006	$134,929			$13,775	$148,704
Officer

Robert Davis	2007	$65,769			$2,458	$68,227
Chief Financial Officer	2006	$87,159			$3,422	$90,581

John Leger	2007	$91,346			$2,458	$93,804
Chief Operating Officer	2006	$89,139			$3,422	$92,561

All Other Compensation Table
The All Other Compensation in the Summary Compensation Table expenses paid on behalf of the Named Executive Officers was for health insurance, transportation and certain other personal expenses.
Outstanding Equity Awards at 2007 Fiscal Year End
On September 14, 2007, the Company issued options to the Named Executive Officers and others under the Company’s 2007 Stock Plan. On January 2, 2008, the Company rescinded all outstanding options effective as of their date of issuance because they did not conform to the 2007 Stock Plan. Accordingly, there were no outstanding equity awards at 2007 fiscal year end. Also on January 2, 2008, the Company, issued new options under, and in conformity with, the Company’s 2007 Stock Plan to the Named Executive Officers and others in the same amounts, and under the same terms, as the rescinded options.
Potential Payments Upon Termination
Employment and Consulting Agreements.
We do not have any employment or consulting agreements with any of our executive officers. No other named executive officer is entitled payments on termination other than those required by applicable employment laws.
2007 Stock Plan
Our 2007 Stock Plan (the “2007 Plan”) was adopted by our board of directors and is to be presented to our stockholders for a vote at our stockholder meeting in 2008. Stock options, stock appreciation rights, or SARs, stock awards and cash awards may be granted under the 2007 Plan. Each is referred to as an award in the 2007 Plan. Options granted under the 2007 plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986, as amended, or “non-statutory stock options.”
The 2007 Plan is administered by the board of directors acting as a whole or by a delegated officer or officers in certain instances. Awards under the 2007 plan may be granted to our employees, directors and consultants. Incentive stock options may be granted only to our employees. The administrator, in his discretion, approves awards granted under the 2007 Plan. Generally, if an awardees’ service to us terminates other than by reason of death, disability, and retirement or for cause, vested options and SARs will remain exercisable for a period of thirty days.
The plan terminates on September 13, 2017. In the event of a termination of service of a participant or death of a participant, the award grant may provide for exercise within a reduced period. Unless otherwise determined by the administrator, awards granted under the 2007 Plan are not transferable other than by will, domestic relations order, or the laws of descent or distribution may be exercised during the awardees’ lifetime only by the awardees.

The administrator determines the exercise price of options at the time the options are granted. The exercise price of an incentive stock option may not be less than 100% of the fair market value of our Common Stock on the date of grant. The term of an option may not be more than ten years from the date of grant. No option may be exercised after the expiration of its term. Any incentive stock option granted to a ten percent stockholder may not have a term of more than five years. The administrator may grant SARs alone, in addition to, or in tandem with, any other awards under the plan. An SAR entitles the participant to receive the amount by which the fair market value of a specified number of shares on the exercise date exceeds an exercise price established by the administrator. The excess amount will be payable on ordinary shares, in cash or in a combination thereof, as determined by the administrator. The terms and conditions of an SAR will be contained in an award agreement. The grant of an SAR may be made contingent upon the achievement of objective performance conditions.
The administrator may grant stock awards such as bonus stock, restricted stock or restricted stock units. Generally, such awards will contain vesting features such that awards will either not be delivered, or may be repurchased by us at cost, if the vesting requirements are not met. The administrator will determine the vesting and shared delivery terms.
Director Compensation
The Company has one director, Mark A. Libratore, who does not receive any compensation as a director.
How Compensation is Determined
The Company does not have a Compensation Committee. The Board of Directors determines the compensation of the Company’s Named Executive Officers. All other compensation is determined by the Named Executive Officers on the basis of the value of an employee or a contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration. The Company’s compensation policy for its Named Executive Officers and managers is determined by the financial results of the Company. Base salaries are supplemented by cash performance bonuses determined by the Board of Directors in January of each year based on the prior year financial results. The Board also recognizes that those Named Executive Officers and managers may also be shareholders of the Company and accordingly who share in dividends paid by the Company from its earnings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Following the closing of the Liberator Medical acquisition and issuance of shares related thereto, the holdings of (i) each beneficial owner of more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of directors and executive officers as a group, are set forth in the following table. The address of each person listed below, unless otherwise indicated, is c/o 2979 SE Gran Park Way, Stuart, Florida 34997.
Unless otherwise indicated in the table footnotes, shares are owned of record and beneficially by the named person. For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after the effective time of the merger. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address	Number of Shares	Percent (1)
5% Beneficial Owners:
Shaihesh C. Zaveri	1,710,342	5.61%
and Mayuri S. Zaveri 6559 N. Country Club Rd. Mattoon, IL 61938

Directors and Executive Officers:
Mark A. Libratore(3)(4)(5)	16,375,000	53.71%
2979 SE Gran Park Way Stuart, FL 34997

Robert Davis(2)(4)	100,000	—
2979 SE Gran Park Way Stuart, FL 34997

John Leger(2)(4)	100,000	—
2979 SE Gran Park Way Stuart, FL 34997

All directors and executive	16,575,000	54.33%
Officers as a group (3 persons)

(1)	Percentage ownership is based on 30,464,014 shares outstanding after the acquisition of Liberator Medical. Percentage is calculated for each individual listed based upon their beneficial ownership of shares.

(2)	Less than one percent (1%).

(3)	Director.

(4)	Officer.

(5)	Includes 25,000 shares underlying options exercisable by Mr. Libratore.

Item 12. Certain Relationships and Related Transactions, and Director Independence
Mark Libratore, the President and Chief Executive Officer of both the Company and Liberator Medical, has loans outstanding to Liberator Medical in the amount of $1,676,435, including accrued interest of $11,786 at September 30 , 2007. These notes bear interest at an annual rate of eight percent (8%) on $1,000,000 and eleven percent (11%) on $664,649 and, pursuant to the Company’s acquisition of Liberator Medical, have been assumed by the Company. Mr. Libratore has committed not to call any of his notes payable through October 1, 2008. The Company’s obligations to Mr. Libratore are payable on demand and are not collateralized.
Item 13. Exhibits
The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number	Description
14.1	Code of Business Conduct and Ethics (1)
31.1	Section 302 Certificate of Chief Executive Officer (1)
31.2	Section 302 Certificate of Chief Financial Officer (1)
32.1	Section 906 Certificate of Chief Executive Officer (1)
32.2	Section 906 Certificate of Chief Financial Officer (1)

(1)	Filed herewith.

Item 14. Principal Accountant Fees and Services
The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2006, and nine months ended September 30, 2007, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, (iii) services rendered in connection with tax preparation, compliance, advice and assistance and (iv) all other services:

Services	2007		2006
Audit Fees		$0		$32,050
Audit-Related Fees	$		$
Tax Fees	$			$5,533
All Other Fees	$		$
Total Fees		$0		$37,583
The engagement of Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants, as the Company’s independent registered public accounting firm for the Fiscal year ended September 30, 2007, was ratified and approved by the Board of Directors of the Company on September 18, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.
Dated: January 18, 2008	By:	/s/ Mark A. Libratore
Mark A. Libratore, President,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

Signatures	Titles	Date

/s/ Mark A. Libratore Mark A. Libratore	President, Chief Executive Officer and Director	January 18, 2008

/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	January 18, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Liberator Medical Holdings, Inc. and Subsidiaries
We have audited the consolidated balance sheet of Liberator Medical Holdings, Inc. and Subsidiaries (the Company), as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the nine month period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberator Medical Holdings, Inc. and Subsidiaries as of September 30, 2007, and the results of its operations and its cash flows for the nine month period then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As shown in the consolidated financial statements, the Company incurred a net loss of $1,968,242 and $2,295,240 for 2007 and 2006, respectively. At September 30, 2007, current liabilities exceed current assets by $682,136 and total liabilities exceed total assets by $62,199. These factors, and others discussed in Note 15, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
Berenfeld, Spritzer, Shechter & Sheer, LLP
Certified Public Accountants
Fort Lauderdale, Florida
January 18, 2007

Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. HIGHWAY 1, SUITE 100
NORTH PALM BEACH, FLORIDA 33408
(561) 626-0400
THOMAS B. ANDRES, C.P.A.*, C.V.A.
FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee
Liberator Medical Supply, Inc.
Stuart, Florida
We have audited the accompanying balance sheets of Liberator Medical Supply, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberator Medical Supply, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the company’s current liabilities exceed current assets by $840,000 and has incurred a net operating loss since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Wieseneck, Andres & Company, P.A.
North Palm Beach, Florida
April 27, 2007

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2007

2007

Assets

Current Assets
Cash	$176,820
Accounts receivable, net of allowance for doubtful accounts of $304,009	483,863
Prepaid expenses	802,045
Inventory, net of allowance for obsolete inventory of $50,000	298,854
Deferred advertising, current portion	173,723
Other	700

Total Current Assets	1,936,005

Property and Equipment
Property and Equipment, net of accumulated depreciation of $501,210	727,998

Other Assets
Deferred advertising, net of current portion	138,891
Deposits	80,986

Total Other Assets	219,877

Total Assets	$2,883,880

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$399,609
Accrued liabilities	203,623
Stockholder loan	1,676,435
Notes payable, current portion	265,777
Capital lease obligations, current portion	30,715
Deferred rent liability, current portion	41,982

Total Current Liabilities	2,618,141

Long-Term Liabilities
Long-term debt and capital lease obligations, net of current portion	65,827
Deferred rent liability, net of current portion	262,111

Total Long-Term Liabilities	327,938

Total Liabilities	2,946,079

Stockholders’ Deficiency
Common stock, $.001 par value, 200,000,000 shares authorized, 30,464,014 shares issued and outstanding	30,464
Additional paid-in capital	9,092,858
Accumulated deficit	(9,185,521)

Total Stockholders’ Deficiency	(62,199)

Total Liabilities and Stockholders’ Deficiency	$2,883,880

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended September 30, 2007 and the year ended December 31, 2006

	2007	2006

Sales	$2,250,368	$2,841,529

Cost of Sales	951,298	1,363,327

Gross Profit	1,299,070	1,478,202

General and Administrative Expenses
Payroll, payroll taxes and benefits	1,364,523	1,740,063
Advertising	133,690	161,177
Insurance	32,103	47,821
Interest	217,108	241,142
Rent	291,867	402,354
Professional fees	422,847	192,491
Bad debts	347,938	363,861
Administrative	557,391	617,857
Taxes	4,190	6,676

Total General and Administrative Expenses	3,371,657	3,773,442

Loss from Operations	(2,072,587)	(2,295,240)

Other Income/Expense
Forgiveness of Debt	107,776	—
Loss on Sale of Assets	(3,490)	—
Interest Income	59	—

Total Other Income	104,345	—

Loss before Income Taxes	(1,968,242)	(2,295,240)

Provision for Income Taxes	—	—

Net Loss	$(1,968,242)	$(2,295,240)

Weighted average basic and diluted common shares outstanding	27,265,116	25,447,956

Basic and diluted loss per common share	$(0.07)	$(0.09)

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficiency
For the nine months ended September 30, 2007 and the year ended December 31, 2006

	Par $.001				Total
	Common	Common	Paid in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance at January 1, 2006	20,986,419	$20,986	$4,314,925	$(4,685,762)	$(281,647)

Sale of common stock, net of $7,400 cost of sale	379,999	380	381,553	—	381,933

Warrants exercised	257,666	258	249,075	—	249,333

Stock issued for services	100,000	100	44,700	—	44,800

Net loss	—	—	—	(2,295,240)	(2,295,240)

Balance at December 31, 2006	21,724,084	$21,724	$4,990,253	$(6,981,002)	$(1,969,025)

Sale of common stock, prior to merger	1,234,375	1,234	450,266	—	451,500

Common stock issued on conversion of debt	2,489,497	2,490	1,884,866	—	1,887,356

Stockholder Equity of Cardiff Communications, Inc. at merger	2,963,179	2,963	154,122	(245,554)	(88,469)

Prior years retained earnings - Liberator Services Corporation	—	—	—	9,277	9,277

Debt conversion at offering	75,000	75	43,425	—	43,500

Shares issued for cash	720,629	721	565,383	—	566,104

Shares issued for services	1,257,250	1,257	1,004,543	—	1,005,800

Net loss	—	—	—	(1,968,242)	(1,968,242)

Balance at September 30, 2007	30,464,014	$30,464	$9,092,858	$(9,185,521)	$(62,199)

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and the year ended December 31, 2006

	2007	2006

Cash flow from operating activities
Cash received from customers	$2,129,751	$2,950,175
Cash paid to employees and suppliers of goods and services	(3,066,456)	(4,372,376)
Interest Income	60	25
Interest paid	(193,578)	(203,602)

Net Cash Flows Used in Operating Activities	(1,130,223)	(1,625,778)

Cash flows from investing activities
Purchase of property and equipment	(17,536)	(405,605)

Net Cash Flows Used in Investing Activities	(17,536)	(405,605)

Cash flows from financing activities
Proceeds from sale of stock	640,504	434,133
Proceeds from warrants exercised	—	249,333
Broker Commissions	(180,450)	(7,400)
Proceeds from long-term debt	877,655	1,372,755
Payments of long-term debt and capital lease obligations	(137,439)	(112,401)

Net Cash Flows Provided by Financing Activities	1,200,270	1,936,420

Net increase (decrease) in cash	52,511	(94,963)

Cash at beginning of period	124,309	219,272

Cash at end of period	$176,820	$124,309

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and the year ended December 31, 2006

	2007	2006

Net Loss	$(1,968,242)	$(2,295,240)
Add items not requiring outlay of cash:
Depreciation and amortization	137,650	120,367
Equity shares issued for services rendered	263,755	44,800
Bad debt expense	347,938	385,001
Inventory Reserve	50,000	—
Loss on abandonment of leasehold improvements	—	12,777
Loss on sale of assets	3,490	—

Changes in operating assets and liabilities:
Decrease in net accounts receivable	213,088	124,265
(Increase) Decrease in prepaid expenses	(47,345)	19,434
(Increase) Decrease in deposits	(15,935)	21,324
Decrease (Increase) in inventory	8,813	(37)
(Decrease) Increase in accounts payable	(97,035)	214,314
Increase in accrued expenses	109,806	65,525
(Decrease) Increase in accrued interest	(34,535)	37,540
Increase in other current assets	(700)	—
Increase (Decrease) in deferred rent	9,797	(232,848)
Increase in deferred advertising	(110,768)	(143,000)

Net Cash Flows Used in Operating Activities	$(1,130,223)	$(1,625,778)

Non cash financing and investing transactions

The Company issued common shares and options to satisfy obligations	$1,005,800	$—

The Company has capitalized the lessor’s portion of the cost of the build-out of the new corporate headquarters in the amount of $253,700	$—	$253,700

Acquisition of equipment through capital lease obligations	$24,977	$94,435

Common shares issued upon conversion of debt	$1,887,356	$—

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
Note 1 — Nature of the Business
Corporate History
Liberator Medical Holdings, Inc., (“We” or the “Company”) was organized in December 1906 in the State of Utah under the name Cardiff Mining & Milling Company. During the 1960’s the Company changed its name to Cardiff Industries, Inc. and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. Consequently in 1980, the Company’s name was changed to Cardiff Communications, Inc. The Company changed its domicile to the state of Nevada which was effective in 1999 and filed with the Secretary of State of Nevada in 2001. In June 2007 the Company’s name was changed to Liberator Medical Holdings, Inc. The Company has had no operations during the 10 years to June, 2007. On June 22, 2007, we completed the acquisition of Liberator Medical Supply, Inc., a Florida corporation, located in Stuart, Florida (“LMS”). The acquisition was consummated pursuant to an agreement entered into as of June 18, 2007, whereby we agreed to merge our newly-created, wholly-owned subsidiary, Cardiff Merger, Inc., a Florida corporation, with and into LMS, with LMS being the surviving entity as our wholly-owned subsidiary. Under the terms of the merger agreement, we issued 25,447,956 restricted shares of our common stock to the stockholders of LMS. We also agreed to issue to the then current holders of LMS options and warrants exercisable to purchase restricted shares of the Company’s common stock on terms and conditions equivalent to the existing terms and conditions of the respective LMS options and/or warrants. Also, we added LMS’s President and Chief Executive Officer, Mark A. Libratore, to our Board of Directors and appointed him our President and Chief Executive Officer. As a condition of the merger agreement, the Company’s former President, Rubin Rodriguez, returned 9,990,000 shares to the Company for cancellation and, at closing of the acquisition, the Company issued 2,713,680 shares in exchange for debt. These 2,713,680 shares were issued without restrictive legend, pursuant to Rule 144(K). Accordingly, upon completion of the acquisition the Company had 28,411,135 shares of common stock issued and outstanding.
Liberator Medical Supply, Inc. (“LMS”) was incorporated in the State of Florida in July 1999. LMS is a provider of direct-to-consumer durable medical supplies primarily to seniors. On December 7, 2004, LMS changed its tax status from a Subchapter S corporation, where its profits, losses and other tax items flow through to the stockholders, to a C corporation. About seventy-five percent of LMS’s revenue is derived from four product lines: Diabetes, Urological, Ostomy, and Mastectomy. LMS provides a simple and reliable way for patients to obtain their supplies. LMS’s employees communicate directly with patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis and LMS bills Medicare and third-party insurers on behalf of the patients. LMS markets its products directly to consumers primarily through targeted media, direct-response television advertising and direct-response print advertising to patients throughout the United States. LMS’s patient service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. The LMS’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.
The acquisition of LMS and its wholly owned subsidiary, Liberator Services Corporation (“LSC”), was accounted for as a reverse acquisition. Although Liberator Medical Holdings, Inc., through its wholly-owned subsidiary, Cardiff Merger, Inc. was the company that made the acquisition, LMS and LSC were treated as the surviving company for accounting purposes. As a result, the accompanying financial statements reflect the consolidated results of operations and cash flows of LMS and LSC prior to June 22, 2007, and the financial position, results of operations, and cash flows of Liberator Medical Holdings, Inc., LMS and LSC, from and after June 22, 2007.
The acquisition of LMS resulted in a change of control of Liberator Medical Holdings, Inc. As a result of the reverse acquisition accounting treatment, LMS is deemed to be the acquiring company for accounting purposes. Effective on the acquisition date of June 22, 2007, the Company’s consolidated balance sheet included the assets and liabilities of LMS and LSC and its consolidated equity accounts were recapitalized to reflect the combined equity of Liberator Medical Holdings, LMS and LSC. Consolidated financial statements for the year ended December 31, 2006 are those of LMS and LSC only.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
On August 20, 2007, the Company changed its fiscal year end from December 31 to September 30. The change in fiscal year results from the reverse acquisition of LMS and LSC.
Note 2 — Summary of Significant Accounting Policies
The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. A summary of the more significant policies is set forth below:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., and Liberator Services Corporation, its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Cash Equivalents
For purposes of reporting cash flows, cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.
Accounts Receivable
The Company carries its trade accounts receivable at cost less an allowance for doubtful accounts. Management closely monitors outstanding accounts receivable and charges the allowance account for any balances that are determined to be uncollectible. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions.
The bad debts written off against the allowance for doubtful accounts and bad debt expense for the nine month period ended September 30, 2007 and year ended December 31 2006 was $343,929 and $786,040, respectively.
Inventories
Inventories are comprised of finished goods and are stated at the lower cost or market determined by the first-in, first-out (FIFO) method.
Deferred Advertising Costs
Advertising costs are amortized over its expected period of future benefits. In the first year, 53% of the initial cost is amortized over twelve months on a straight-line basis. In the second, third and fourth years, 25%, 14% and the final 8% of costs, respectively, are also amortized over twelve months on a straight-line basis. $312,614 of advertising costs were recorded as deferred advertising at September 30, 2007. In the nine months ended September 30 2007 and year ended December 31 2006, $113,311 and $143,000 respectively, of the deferred advertising costs were amortized and charged to expense.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful life of the respective assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or useful life. Maintenance, repairs, and minor improvements are charged to expense as incurred; major renewals and betterments that extend the useful life of the associated asset are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations for the period.
Revenue Recognition
The Company recognizes income from the sale of its medical products under two policies. First, the sale of medical supplies or equipment from its retail store is recognized when the sale takes place (Point of Sale). Generally, no Medicare or third party (private insurance) assignment is accepted by the Company on these sales.
Second, revenue is recognized under an assignment, which is the amount Medicare or a private provider will allow the Company for a particular medical supply or service. The Company will not record a sale of an “assignment” amount until all of the proper documentation such as prescriptions, Certificate of Medical Need, etc., are received from the patient or attended physician. When all documentation is received, the “assignment” amount is charged to sales and an accounts receivable account due from the provider. “Assignment” sales are usually recorded within five days of the order.
Shipping and Handling Costs
Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the nine month period ended September 30, 2007 and year ended December 31 2006 amounted to $87,243 and $114,465, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company files consolidated federal and state income tax returns.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our condensed consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the nine months ended September 30, 2007 as a result of implementing FIN 48, or FSP FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented.
Leases
In accordance with SFAS No. 13, the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its future consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its future consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted SAB 108 in the fourth quarter of 2006 with no material impact to its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
NOTE 3 — Property and Equipment
A summary of premises and equipment at September 30, 2007 is as follows:

	Estimated Life

Leased equipment	5 years	$412,215
Transportation equipment	3 years	94,510
Office furniture	5 years	61,560
Computer equipment	3 years	26,045
Telephone equipment	5 years	30,147
Rental equipment	7 years	18,329
Web Site	3 years	5,500
Server Software	3 years	30,807
Training guides	3 years	3,125
Leasehold improvements	5 years	533,984
Signage	3 years	12,986

Total property and equipment		1,229,208
Less accumulated depreciation and amortization		501,210

		$727,998

The amounts charged to operations for depreciation and amortization for the nine month period ended September 30, 2007 and year ended December 31, 2006 is $137,650 and $120,367, respectively.
NOTE 4 — Deposits
Deposits at September 30, 2007 consist of the following:

2007

Deposits on leased equipment	$9,904
Building rent deposits	50,859
Utility deposits	5,723
Deposit on software development	4,500
Deposit on construction contract	10,000

Total deposits	$80,986

NOTE 5 — Short-term Notes Payable
A 30% note payable with interest payable six months from the loan closing date. Interest on the loan shall be paid in the Company’s common stock. The total number of common shares that can be issued to pay interest is 43,000. The note matures six months from the loan closing date or approximately June 5, 2007. The note was verbally extended on June 5, 2007 at an interest rate of 8%. A payment of $50,000 plus accrued interest of $5,019 was made on August 30, 2007. Accrued interest of $1,359 is included in the principal balance outstanding at September 30, 2007.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
A 7% note payable with interest payable six months from the loan closing date. The note matured on August 20, 2007 and verbally extended for two months. The note also provided that upon payment in full, 25,000 warrants would be granted. The warrants have an exercise price of $1.50 per share and be exercisable for a period of three years. Accrued interest of $2,129 is included in the principal balance outstanding at September 30, 2007.
Notes payable to three stockholders of the Company bearing interest at 8%. The loans are non-collateralized and due on demand. Accrued and unpaid interest included in the balance at September 30, 2007 is $289. An additional $45,055 was borrowed during 2007 and $75,840 including accrued interest of $5,035 was paid during 2007. An additional amount of $4,503 including accrued interest of $253 was converted into common stock at $.80 per share. Accrued interest of $289 is included in the principal balance outstanding at September 30, 2007.

2007

Note payable due June 5, 2007, bearing interest at 8%	$201,359
Note payable due October 20, 2007, bearing interest at 7%	52,129
Note payable due on demand, bearing interest at 8%	12,289

Total short-term notes payable	$265,777

NOTE 6 — Long-term Debt
Long-term debt at September 30, 2007 consisted of the following:
Capital Leases Payable
Four capitalized leases with interest ranging from 24.8% to 28.4%. The combined monthly payments of principal and interest are $4,393. The amount of equipment and furniture capitalized with the leases was $10,495, $45,580, $38,360 and $24,977. One Installment lease matures in February 2009, two installment leases mature in August 2010 and the third lease matures July 2011.
Stockholder Notes Payable
The stockholder notes payable at September 30, 2007 consisted of various 8% and 11% notes payable to the principal stockholder of the Company, who has committed not to call any of his notes payable in the near future. The notes payable are non-collateralized and due on demand. Included in the balance at September 30, 2007 is accrued interest of $11,786.

2007

Capital leases payable	$96,542
Stockholder notes payable	1,676,435

Total long-term debt	1,772,977
Less current portion	1,707,150

Net long-term debt	$65,827

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
The following is a schedule of the payout of the long-term debt for the following five years:

Amount

Year ending September 30:
2008	$1,729,175
2009	40,489
2010	31,299
2011	10,655

$1,811,618

Less: Interest on capitalized lease obligations	38,641

$1,772,977

NOTE 7 — Stock Grant
The Company issued 100,000 shares of its common stock as a signing bonus to a new employee in December 2006. The Company recorded the stock grant at a value of $44,800 during the year ended December 31 2006, which was the fair value of the signing bonus at the date of the grant.
NOTE 8 — Stockholder Transactions
Warrants
The Company issued warrants to the stockholders of LMS in conjunction with the merger discussed in Note 1. A summary of warrants issued, exercised and expired is as follows:

Amount

Balance at December 31, 2006	33,333
Issued in 2007	3,084,342
Exercised	—
Expired	(33,333)

Balance at September 30, 2007	3,084,342

Each warrant will be callable by the Company at a price of $.001 per warrant if the common stock underlying the warrants has been registered for resale and the Company’s common stock has traded at or above $2 per share for thirty days.
Options
LMS has been funded from operating revenues, from loans made by the Company’s founder, principal shareholder and President, Mark Libratore, in the amount of $3,254,002. Of that amount, Mr. Libratore converted $1,589,353 into paid-in capital of LMS, and so there remain outstanding to him loans in the principal amount of $1,664,649 plus accrued interest. The terms of such loans were approved by LMS’s board of directors, of which Mr. Libratore is the sole member. In connection with Mr. Libratore’s conversion of $1,589,353 of debt to equity and under the terms of the Private Placement and Merger Agreement. Mr. Libratore received and exercised 620,000 options in March 2007 and beginning on June 1, 2007, 356,455 options monthly until a total number of 4,541,009 options are received. The exercise price of the option is $.0001. All previous agreements between the Company and Mr. Libratore relating to the conversion of debt to

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
equity are rescinded. There can be no assurance that the terms of such loans, including the terms of conversion of loans into Common Stock and the options granted by Mr. Libratore on conversion, are those that could have been obtained in a transaction among unrelated parties. The Company has agreed to honor the agreement and issue options in the same amount and manner as LMS had agreed to.
Sale of Common Stock
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock, $.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $.001 par value, of the Company. The subscriber will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ended three (3) years thereafter at a price of $1.60 per share.
Debt Conversion
At December 31, 2006, the Company borrowed a total of $1,137,363 from investors in the form of short-term bridge loans. Upon closing of the merger discussed in Note 1, all amounts outstanding were converted into Company common shares at a conversion price of $.80 per share.
NOTE 9 — Basic and Diluted Loss per Common Share
The computation of diluted loss per share for 2007 and 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There are seven million six hundred twenty-five thousand three hundred fifty-one (7,625,351) potentially dilutive shares outstanding at September 30, 2007.
NOTE 10 — Income Taxes
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company’s tax net operating loss carry forward as of September 30, 2007 totals approximately $5,100,000. These carry forwards, which will be available to offset future taxable income, expire beginning in December 31, 2024. The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.
Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

September 30, 2007

Loss carry forward for tax purposes	$5,100,000

Deferred tax asset (35%)	$1,785,000
Valuation allowance	(1,785,000)

Net deferred tax asset	$0

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2007
NOTE 11 — Related Party Transactions
In 2007, three stockholders loaned LMS $45,055. LMS repaid stockholders who had lent funds to LMS in the current and prior year a total of $70,805.
NOTE 12 — Commitments
The Company leases property under operating leases that expire at various times through July 31, 2012. . Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2007 are as follows:

Amount

Year ending September 30:
2008	$329,229
2009	273,866
2010	251,680
2011	264,260
2012	229,300

$1,348,335

Rent expense for the nine month period ended September 30, 2007 and year ended December 31, 2006 was $291,867 and $402,354, respectively.
NOTE 13 — 401 (K) Plan
The Company instituted a 401(K) Plan in early 2007. The Company at its sole discretion may contribute to each participant’s account a percentage of the participant’s effective deferral. The matching contribution, if any, will be determined at the end of the Plan year. There is no current intent to do so at this time.
Employees with one year of service can elect to defer a minimum of 1% and the greater of a maximum of 90% of their annual wages or the maximum dollar amount allowed by law into the plan. The vesting schedule for the employees matching portion is based upon a graded vesting schedule.
NOTE 14 — Concentration of Credit Risk
From time to time, the Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to approximately $20,701 as of September 30, 2007.
NOTE 15 — Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses, negative working capital, and negative cash flows from operations. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. In addition, the Company’s current portion of long-term debt consists of primarily shareholder debt which is held by the Company’s founder and majority shareholder. Additionally, the majority shareholder does not plan on calling the shareholder debt if that would cause the Company to not meet its current obligations or further jeopardize the Company’s status as a going concern. Management of the Company has developed a plan to increase revenues through increased advertising by using the Company’s current infrastructure in order to obtain a revenue stream that will allow the Company to be profitable. The ability of the Company to continue as a going concern is dependent on the Company’s majority shareholder not calling the notes due and the Company’s achievement of the plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.