Form 10QSB
period 2007-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2008-02-14
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission File Number: 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0267292

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
☒ YES     ☐ NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES     ☒ NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ YES     ☐ NO
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 4, 2008

Common Stock, $.001	31,829,366
Transitional Small Business Disclosure Format:          ☐ YES     ☒ NO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2007
(Unaudited)

Assets

Current Assets
Cash	$59,199
Accounts receivable, net of allowance for doubtful accounts of $383,811	794,895
Prepaid and other expenses	897,307
Inventory, net of allowance for obsolete inventory of $50,000	298,326
Deferred advertising, current portion	173,723

Total Current Assets	2,223,450

Property and Equipment
Property and Equipment, net of accumulated depreciation of $547,110	778,220

Other Assets
Deferred advertising, net of current portion	228,256
Deposits	83,121

Total Other Assets	311,377

Total Assets	$3,313,047

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$556,774
Accrued liabilities	194,949
Stockholder loan	1,664,649
Notes payable, current portion	217,888
Capital lease obligations, current portion	33,663
Deferred rent liability, current portion	44,528

Total Current Liabilities	2,712,451

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, net of current portion	55,949
Deferred rent liability, net of current portion	249,070

Total Long-Term Liabilities	305,019

Total Liabilities	3,017,470

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 31,816,866 shares issued and outstanding	31,817
Additional paid-in capital	10,028,457
Accumulated deficit	(9,764,697)

Total Stockholders’ Equity	295,577

Total Liabilities and Stockholders’ Equity	$3,313,047

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Sales	$1,429,465	$708,246

Cost of Sales	521,625	376,803

Gross Profit	907,840	331,443

General and Administrative Expenses
Payroll, taxes and benefits	567,485	570,797
Advertising	67,666	39,598
Insurance	9,147	8,526
Interest	51,258	117,369
Rent	97,765	83,730
Professional fees	178,185	66,895
Bad debts	154,917	78,630
Depreciation	45,900	47,173
Administrative	314,692	96,412

Total General and Administrative Expenses	1,487,015	1,109,130

Loss from Operations	(579,175)	(777,687)

Other Income (Expense)
Loss on Sale of Assets	—	(12,777)

Total Other Income (Expense)	—	(12,777)

Loss before Income Taxes	(579,175)	(790,464)

Provision for Income Taxes	—	-

Net Loss	$(579,175)	$(790,464)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average basic and dilluted common shares outstanding	31,305,895	25,447,956

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended December 31, 2007
(Unaudited)

	Par $.001				Total
	Common	Common	Paid in	Accumulated	Stockholders'
	Shares	Stock	Capital	Deficit	Equity
Balance at September 30, 2007	30,464,014	$30,464	$9,092,858	$(9,185,522)	$(62,200)
Shares issued for cash	1,052,852	1,053	671,647	—	672,700
Warrants issued for services	—	—	24,252	—	24,252
Shares issued for services	300,000	300	239,700	—	240,000
Net loss	—	—	—	(579,175)	(579,175)

Balance at December 31, 2007	31,816,866	$31,817	$10,028,457	$(9,764,697)	$295,577

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flow from operating activities:
Net Loss	$(579,175)	$(790,464)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,900	47,173
Equity based compensation	264,252	44,800
Bad debt expense	154,917	78,630
Loss on abandonment of leasehold improvements	—	12,777
Changes in operating assets and liabilties:
Net accounts receivable	(465,949)	209,441
Prepaid expenses	(94,562)	25
Deposits	(2,135)	(3,049)
Inventory	528	49,054
Accounts payable	157,165	(50,742)
Accrued expenses	(8,674)	38,299
Deferred rent	(10,495)	14,096
Deferred advertising	(89,365)	5,036

Net Cash Flows Used in Operating Activities	(627,593)	(344,924)

Cash flows from investing activities:
Purchase of property and equipment	(96,122)	(126,047)

Net Cash Flows Used in Investing Activities	(96,122)	(126,047)

Cash flows from financing activities:
Proceeds from sale of stock	672,700	37,400
Proceeds from notes payable	—	504,854
Payments of long-term debt and capital lease obligations	(66,605)	(9,537)

Net Cash Flows Provided by Financing Activities	606,095	532,717

Net (decrease) increase in cash	(117,620)	61,746

Cash at beginning of period	176,819	80,955

Cash at end of period	$59,199	$142,701

Supplemental disclosure of cash flow information:
Cash paid for interest	$51,258	$117,369

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
December 31, 2007
Note 1 — Condensed Consolidated Financial Statements
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the nine months ended September 30, 2007. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.
The consolidated financial statements include the accounts of Liberator Medical Holdings, Inc. (the Company), Liberator Medical Supply, Inc., and Liberator Services Corporation, its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Note 2 — Summary of Significant Accounting Policies
Inventories
Inventories are comprised of finished goods and are stated at the lower cost or market determined by the first-in, first-out (FIFO) method.
Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), in 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its consolidated financial results. In the event the Company had received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.
Note 3 — Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
December 31, 2007
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
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.
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
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
December 31, 2007
Note 4 — Going Concern
The Company had no operations in the 10 years prior to the nine months ended September 30, 2007, and had acquired Liberator Medical Supply, Inc.(LMS) during that period. Although LMS had not achieved profitability in any of its years of operation, management believes that significant progress has been made in preparing LMS to achieve profitability and a high percentage of revenue growth. LMS’s infrastructure is in place to take it to a revenue stream that will allow the Company to be profitable and beyond. The current portion of long-term debt consists primarily of shareholder debt ($1,664,649) from the founder of LMS and majority shareholder of the Company, Mark Libratore. Mr. Libratore does not plan on calling the notes if that would cause LMS or the Company to not meet current liabilities or jeopardize LMS or the Company as a going concern. LMS has been successful in raising additional capital to fund its current losses. In addition to funding the losses, LMS has been able to increase revenues through increased advertising which should result in increasing revenues to the point of profitability for LMS and the Company. The Company intends to continue the efforts of raising additional capital in the same manner in which LMS has had previous success.
Note 5 — Warrants and Options
Warrants
The Company issued warrants to the stockholders of LMS who were entitled to receive warrants as a result of the merger. A summary of warrants issued, exercised and expired is as follows:

Amount
Balance at September 30, 2007	3,084,342
Issued in FY 2008	495,417
Exercised in FY 2008	0
Expired in FY 2008	0

Balance at December 31, 2007	3,579,759

Each warrant will be callable by the Company at a price of $.001 per warrant if the common stock underlying the warrants has been registered for resale and the Company’s common stock has traded at or above $2 per share for thirty days.
Options
On February 8, 2008, the Board of Directors of the Company approved a grant of 490,000 stock options to employees and the principal stockholder, with exercise prices ranging from $0.75 to $0.825 per share.
Note 6 — Sale of Common Stock
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock, $.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $.001 par value, of the Company. The subscriber will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ended three (3) years thereafter at a price of $1.60 per share. As of December 31, 2007, the Company had sold 1,773,481 shares of common stock.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
December 31, 2007
Note 7 — Diluted Loss per Common Share
The computation of diluted loss per share for the three month periods ended December 31, 2007 and 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There were six million seventy four thousand nine hundred forty four (6,074,944) potentially dilutive shares outstanding at December 31, 2007.
Note 8 — Income Taxes
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company’s tax net operating loss carry forward as of December 31, 2007 totals approximately $5,650,000. These carry forwards, which will be available to offset future taxable income, expire beginning in December 31, 2024. The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.
Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

December 31, 2007
Loss carry forward for tax purposes	$5,650,000

Deferred tax asset (35%)	1,978,000
Valuation allowance	(1,978,000)

Net deferred tax asset	$0

Note 9 — Commitments
The Company leases property under operating leases that expire at various times through July 31, 2012. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2007 are as follows:

Amount
Year ending December 31:
2008	$246,922
2009	273,866
2010	251,680
2011	264,260
2012	229,300

$1,348,335

Rent expense for the three month periods ended December 31, 2007 and December 31, 2006 was $97,765 and $83,730, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
This Management’s Discussion and Analysis or Plan of Operation and other parts of this quarterly report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-QSB and the audited financial statements of Liberator Medical Holdings, Inc. (“LMH”), included in our current report on Form 10-KSB dated January 18, 2008, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Liberator Medical Supply, Inc. (“LMS”), a wholly owned subsidiary of LMH, is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits focused on providing medical supplies in a retail environment, and via the internet in the United States. LMS distributes a full range of medical products which address the healthcare needs of our customers.
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
Results of Operations
The Company had a net loss of $579,175 for the three months ended December 31, 2007, compared to a net loss of $790,464 for the comparable 2006 quarter.
The Company’s sales, cost of sales and general and administrative expenses for the three- month period ended December 31, 2007, increased substantially over the comparable period in 2006. The Company’s sales increased approximately 102%, with cost of sales decreasing from 53.2% in the quarter ended December 31, 2006 to 38% in the comparable 2007 quarter. We attribute the increased sales to the increased amount of advertising purchased during the months of September through November, 2007. Our advertising spent in the 2007 period was $67,666 versus $39,598 during the comparable period in 2006. The reduction in cost of goods sold as a percent of sales is attributed to the increase in the sales of our higher gross margin products. General and administrative expenses increased by $377,885 in the three month period ended December 31, 2007, versus the comparable period in 2006. The increase in general and administrative expenses was due to $109,000 in increased consulting fees related to a two year financial advisory agreement, an increase of approximately $76,000 in bad debt expense incurred as a result of increased sales, an increase in amortization of advertising costs of $28,000,, an increase of $89,000 in investor relations fees, increases of $12,000 in website expenses, respectively, and increased mailing expenses of $44,000 incurred as the Company changed its shipping program.

The Company’s interest expense decreased from $117,369 in the three month period ended December 31, 2006, to $51,258 for the comparable 2007 period. The decrease in interest expense resulted from the automatic conversion of LMS’s convertible debt to common stock upon the completion of LMS’s combination with the Company. .
Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. We have financed our operations through sales and placements of equity and debt securities.
We had $59,199 in cash as of December 31, 2007, representing a decrease of $117,620 from September 30, 2007. Working capital as of December 31, 2007, was a deficiency of $489,001 compared to a working capital deficiency of $682,137 at September 30, 2007. This decrease in cash and working capital deficiency in the three months ended December 31, 2007 was primarily due to an increase of $311,032 in accounts receivable as the Company increased sales by $721,219 for the same three month period.
The Company used net cash of $21,498 in operating and financing activities during the three months ended December 31, 2007, a decrease of $166,295 compared to the $187,793 provided during the same period in 2006. The Company’s increase in cash received from customers from $912,387 for the three months ended December 31, 2006, compared to the $976,110 for the three months ended December 31, 2007, was due primarily to increased collections from our existing customers and increased sales. However, for the same periods we increased our cash paid to employees and suppliers of goods and services from $1,158,334 to $1,552,445, an increase of $394,111, and paid interest of $51,258 compared to interest of $117,369 paid for the three months ended December 31, 2006, a decrease of $66,111.
Financing Activities
Cash provided by financing activities increased to $606,095 for the three month period ended December 31, 2007, compared to $532,717 for the comparable three month period in 2006, as the Company received $672,700 from the proceeds of the sale of stock.
Outlook
The Company has built an infrastructure that it believes is capable of handling a substantially higher sales volume at very little additional cost, so that while the Company’s operating expenses and cash used in its operating activities are anticipated to continue for the next twelve months substantially at their current levels, the Company expects that its revenues will increase significantly during that period through the implementation of its advertising and marketing programs. Management believes that the outlook for the demand for the Company’s products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that the Company provides. The Company does not anticipate any major changes in Medicare reimbursement in 2008, nor in any other reimbursement programs available from other third-party payors. The Company applied for and was approved as a participating provider for Medicare. A participating provider is required to accept assignment for all Medicare allowable charges and as a Medicare participating provider, we receive a five percent increase over the standard allowable.
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

Our plan for the next twelve months includes the following:
•	Obtain additional funding through a combination of debt and equity;

•	Increase advertising over the prior periods;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Increase the collections of our accounts receivable.
In order to implement our current business model, we have completed the following:
•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•	Leased a 25,000 square foot facility which has only been built out 50 percent to accommodate our current operations including room for growth. The other 50 percent will be built out in stages as additional growth requires the additional office space.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet with changing market conditions.
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
Contractual Commitments
Since the organization of LMS, the capital equipment which was purchased includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures from LMS’ inception through December 31, 2007, were $1,109,363, of which $504,494 represents leasehold improvements to our new facility in Stuart, Florida. Capital expenditures for the three month period ended December 31, 2007, were $96,122. As of December 31, 2007, the Company had known contractual obligations of $3,320,484, comprised of current debt obligations and rent payable on its principal office facility and shareholder debt.
Off-Balance Sheet Arrangements
As of December 31, 2007, we had no off-balance sheet arrangements.
Certain Risk Factors
Our operating results are subject to various risks and uncertainties that could cause our actual results and outcome to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Current Report on Form 10-KSB dated January 18, 2008 (which contains a detailed discussion of the risks and uncertainties related to our business). Readers should not place undue reliance on the forward-looking statements contained in this Report, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law.

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
In January 2008 we received notice that our common stock would not be eligible for trading on the OTCBB for a minimum period of approximately one year because our Company had failed to timely filed its periodic reports under the Securities Exchange Act of 1934 three times in a two year period. The Company appealed the original notice but its appeal was rejected. Accordingly, commencing February 14, 2008, its common stock will be traded on the Pink Sheets until the Company has filed periodic reports on a timely basis for twelve months, at which time it can reapply to have its common stock traded on the OTCBB. The Company cannot anticipate with accuracy the effect, if any, of its securities’ being traded on the Pink Sheets, but understands that the volume and market price of its common shares may be adversely affected.
Critical Accounting Policies
See note “Summary of Significant Accounting Policies” in the Notes to the Condensed Financial Statements and our current report on Form 10-KSB dated January 18, 2008, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Effect of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.
Qualitative and Quantitative Disclosure about Market Risk
We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare.
Item 3. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended September 30, 2007, the Company’s independent registered public accounting firm, Berenfeld, Spritzer, Shechter & Sheer, LLP (“Berenfeld”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate policies and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with U.S. GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries.
In light of the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report fairly represent in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Change in Internal Controls
During the three months ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock. The subscribers will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ending three (3) years thereafter at a price of $1.60 per share. The Company has received $1,247,304 of proceeds from the sale of these securities as of February 7, 2008. These securities are offered, and have been sold to accredited investors under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
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

LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore	President	February 14, 2008

Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	February 14, 2008

Robert J. Davis