Form 10QSB
period 2008-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2008-05-15
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
 ☐ YES      ☐ NO
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 6, 2008

Common Stock, $.001	32,050,366
Transitional Small Business Disclosure Format:     ☐ YES     ☒ NO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2008
(Unaudited)

Assets

Current Assets
Cash	$104,227
Accounts receivable, net of allowance for doubtful accounts of $471,385	830,654
Prepaid and other expenses	584,576
Inventory, net of allowance for obsolete inventory of $50,000	302,791
Deferred advertising, current portion	225,036

Total Current Assets	2,047,284

Property and Equipment
Property and Equipment, net of accumulated depreciation of $593,010	771,492

Other Assets
Deferred advertising, net of current portion	179,748
Deposits	83,321

Total Other Assets	263,069

Total Assets	$3,081,845

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$779,764
Accrued liabilities	210,007
Stockholder loan	1,664,649
Notes payable, current portion	301,342
Capital lease obligations, current portion	41,605
Deferred rent liability, current portion	47,074

Total Current Liabilities	3,044,441

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, net of current portion	73,725
Deferred rent liability, net of current portion	236,028

Total Long-Term Liabilities	309,753

Total Liabilities	3,354,194

Stockholders’ Deficiency

Common stock, $.001 par value, 200,000,000 shares authorized, 32,050,366 shares issued and outstanding	32,050
Additional paid-in capital	10,105,295
Accumulated deficit	(10,409,694)

Total Stockholders’ Deficiency	(272,349)

Total Liabilities and Stockholders’ Deficiency	$3,081,845

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Sales	$1,425,293	$657,877	$2,854,759	$1,366,123

Cost of Sales	513,577	292,523	1,035,202	669,327

Gross Profit	911,716	365,354	1,819,557	696,796

General and Administrative Expenses
Payroll, taxes and benefits	590,062	429,785	1,157,547	1,000,582
Advertising	77,195	38,277	144,861	77,874
Insurance	16,416	10,304	25,564	18,830
Interest	62,131	104,985	113,389	222,353
Rent	97,835	90,608	195,599	174,338
Professional fees	226,667	40,333	404,853	107,229
Bad debts	151,019	53,670	305,935	132,300
Depreciation	45,900	49,022	91,800	96,195
Administrative	289,489	104,256	604,181	213,446

Total General and Administrative Expenses	1,556,714	921,240	3,043,729	2,043,147

Loss before Income Taxes	(644,998)	(555,886)	(1,224,172)	(1,346,351)

Provision for Income Taxes	—	—	—	—

Net Loss	$(644,998)	$(555,886)	$(1,224,172)	$(1,346,351)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average basic and diluted common shares outstanding	31,864,212	25,447,956	31,583,528	25,447,956
See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the six months ended March 31, 2008
(Unaudited)

	Par $.001				Total
	Common	Common	Paid in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance at September 30, 2007	30,464,014	$30,464	$9,092,858	$(9,185,522)	$(62,200)
Shares issued for cash	1,286,352	1,286	684,914	—	686,200
Options issued to employees			4,875		4,875
Warrants issued with convertible debt			58,696		58,696
Warrants issued for services	—	—	24,252	—	24,252
Shares issued for services	300,000	300	239,700	—	240,000
Net loss	—	—	—	(1,224,172)	(1,224,172)

Balance at March 31, 2008	32,050,366	$32,050	$10,105,295	$(10,409,694)	$(272,349)

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flow from operating activities:
Net Loss	$(1,224,172)	$(1,346,351)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,800	96,195
Equity based compensation	269,252	44,800
Bad debt expense	305,935	132,300
Amortization of interest on warrant valuation	4,359	—
Loss on abandonment of leasehold improvements	—	12,777
Changes in operating assets and liabilties:
Accounts receivable	(652,727)	164,238
Prepaid expenses	218,169	17,679
Deposits	(2,335)	(3,167)
Inventory	(3,938)	72,981
Accounts payable	380,156	(103,985)
Accrued expenses	6,384	76,449
Deferred rent	(20,991)	(11,455)
Deferred advertising	(92,170)	28,859

Net Cash Flows Used in Operating Activities	(720,278)	(818,680)

Cash flows from investing activities:
Purchase of property and equipment	(135,294)	(18,914)

Net Cash Flows Used in Investing Activities	(135,294)	(18,914)

Cash flows from financing activities:
Proceeds from sale of stock	686,075	132,600
Proceeds from notes payable	175,295	704,350
Payments of long-term debt and capital lease obligations	(78,391)	(9,537)

Net Cash Flows Provided by Financing Activities	782,979	827,413

Net decrease in cash	(72,593)	(10,181)

Cash at beginning of period	176,820	80,955

Cash at end of period	$104,227	$70,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,030	$228,704

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
March 31, 2008
Note 1 — Condensed Consolidated Financial Statements
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the nine months ended September 30, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Liberator Medical Supply, Inc., and Liberator Services Corporation, which is owned by Company management and a third party. Intercompany balances and transactions have been eliminated in consolidation.
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
The Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended September 30, 2004, 2005, 2006 and 2007 the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.
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
Note 3 — Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
March 31, 2008
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
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”) .” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.
Recently adopted accounting pronouncements — In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we continued calculating the expected option term based on the simplified method because we do not have sufficient historical option exercise data.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
March 31, 2008
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
Note 5 — Warrants and Options
Warrants
The Company issued warrants to the stockholders of LMS who were entitled to receive warrants as a result of the merger. The Company issued warrants related to sales of common stock and issuance of convertible debt during FY 2008. A summary of warrants issued, exercised and expired is as follows:

Amount
Balance at September 30, 2007	3,084,342
Issued in FY 2008	864,667
Exercised in FY 2008	0
Expired in FY 2008	33,333

Balance at March 31, 2008	3,915,676

The fair value of the 363,000 warrants issued with the sale of convertible debt during the three months ended March 31, 2008 was estimated using the Black-Scholes model on the dates the warrants were issued. The assumptions used were expected dividend yield of -0-; expected price volatility of 27.97%; risk-free interest rate of a 5 year Treasury bill of 2.39-2.93%; and expected life of warrant of 5 years. Each warrant will be callable by the Company at a price of $.001 per warrant if the common stock underlying the warrants has been registered for resale and the Company’s common stock has traded at or above $2 per share for thirty days.
Options
LMS has been funded from operating revenues, from loans made by the Company’s founder, principal shareholder and President, Mark Libratore, in the amount of $3,254,002. Of that amount, Mr. Libratore converted $1,589,353 into paid-in capital of LMS, and so there remain outstanding to him loans in the principal amount of $1,664,649 plus accrued interest. The terms of such loans were approved by LMS’s board of directors, of which Mr. Libratore is the sole member. In connection with Mr. Libratore’s conversion of $1,589,353 of debt to equity and under the terms of the Private Placement and Merger Agreement, Mr. Libratore received and exercised 620,000 options in March 2007 and beginning on June 1, 2007, 356,455 options monthly until a total number of 4,541,009 options are received. The exercise price of the option is $.0001. As of March 31, 2008, a total of 4,184,550 options have been issued of which 620,000 have been exercised. As of May 1, 2008, the remaining 356,459 options have been issued. All previous agreements between the Company and Mr. Libratore relating to the conversion of debt to equity are rescinded. There can be no assurance that the terms of such loans, including the terms of conversion of loans into Common Stock and the options granted by Mr. Libratore on conversion, are those that could have been obtained in a transaction among unrelated parties. The Company has agreed to honor the agreement and issue options in the same amount and manner as LMS had agreed to.
On September 14, 2007 the Board of Directors adopted the Company’s 2007 Stock Plan with an aggregate of 800,000 shares of the Company’s unissued common stock. The Plan will be presented to the stockholders for approval at the Company’s next annual stockholders meeting. The 1,000,000 shares authorized under the 2007 Stock Plan are reserved for issuance to officers, directors, employees, prospective employees and consultants as incentive stock options, non-qualified stock options, restricted stock awards, other equity awards and performance based stock incentives. The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors or the committee overseeing the 2007 Stock Plan.
On February 6, 2008, the Board of Directors of the Company approved a grant of 230,000 stock options to employees with an exercise price of $0.75 per share. This was the initial grant made by the board of directors of the 2007 Stock Plan.
On September 14, 2007 the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R, under which stock-based compensation for the three months ended March 31, 2008 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R. For the three Months ended March 31, 2008 and 2007, respectively, the Company recorded $4,875 and $-0- of stock-based compensation expense which has been classified as General and Administrative expenses, sub-classification of payroll, taxes and benefits.
Note 6 — Sale of Common Stock
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock, $.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $.001 par value, of the Company. The subscriber will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ended three (3) years thereafter at a price of $1.60 per share. As of March 31, 2008, the Company had sold 1,785,981 shares of common stock.
Note 7 — Private Offering of Convertible Debt
On February 1, 2008, the Board of Directors of the Company authorized a private offering of debt of up to $2,500,000 of debt, convertible into restricted shares of common stock of the Company and 2,500,000 warrants for the purchase of restricted shares of common stock of the Company. The subscribers will receive, in payment of the subscription price of the debt, a note with interest payable at the rate of 12% per year, payable in one year, convertible into restricted common stock of the Company at a conversion rate of $.50 per share from the date of issuance for a period of one year. The warrants are exercisable from the date of their issuance for a period ending five years thereafter at a price of $1.00 per share. The Company has received $804,000 of proceeds from the sale of this debt as of May 5, 2008, of which $25,000 was converted into 50,000 shares of restricted common stock. This debt was offered, and has been sold to accredited investors under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
March 31, 2008
Note 8 — Diluted Loss per Common Share
The computation of diluted loss per share for the three and six month periods ended March 31, 2008 and 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There were eight million one-hundred thousand eighteen (8,100,018) potentially dilutive shares outstanding at March 31, 2008.
Note 9 — Income Taxes
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
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company’s tax net operating loss carry forward as of March 31, 2008 totals approximately $6,290,000. These carry forwards, which will be available to offset future taxable income, expire beginning in December 31, 2024. The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved. The increase in the valuation allowance was approximately $417,000 for the six months ended March 31, 2008.
Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

March 31, 2008
Loss carry forward for tax purposes	$6,290,000

Deferred tax asset (35%)	2,202,000
Valuation allowance	(2,202,000)

Net deferred tax asset	$0

Note 10 — Commitments
The Company leases property under operating leases that expire at various times through July 31, 2012. Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2008 are as follows:

Amount
Year ending September 30:
2008	$166,219
2009	273,866
2010	251,680
2011	264,260
2012	229,300

$1,185,325

Rent expense for the three month periods ended March 31, 2008 and 2007 was $97,835 and $90,608, respectively.

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
Results of Operations
     Revenues:
     The Company’s revenues for the three months ended March 31, 2008 were up $767,416, or 135.1%, to $1,425,293 compared to $657,877 for the three months ended March 31, 2007. Revenues for the six months ended March 31, 2008 were up $1,488,636, or 109.0%, to $2,854,759 compared to $1,366,123 for the six months ended March 31, 2008.
     Gross Profit:
     The Company’s gross profit for the three months ended March 31, 2008 was $911,716 up $546,362 or 149.5% from $365,354 for the three months ended March 31, 2007. The gross profit for the six months ended March 31, 2008 was $1,819,557, up $1,122,761 or 161.1% from $696,796 for the six months ended March 31, 2007.
     General and Administrative Expenses (“G&A”):
     The Company’s G&A expenses for the three months ended March 31, 2008 were $1,556,714, or 109.2% of revenue, compared to $921,240, or 140.0% of revenue, for the three months ended March 31, 2007. The G&A expenses for the six months ended March 31, 2008 were 3,043,729, or 106.6% of revenue, compared to $2,043,147, or 149.6% of revenue, for the six months ended March 31, 2007. During the three months and six months ended March 31, 2008, there was significant expenditures made with regard to being a publicly-traded operating company. Investor relations expense was $115,978 and $233,858 for the three-month and six-month periods ended March 31, 2008, compared to no expense for the comparable periods in 2007. Stock and warrant based compensation (non-cash) for investor relations was $115,459 and $210,209, respectively. The Company’s professional fees were $226,667 for the three months ended March 31, 2008, compared to $40,333 for the three months ended March 31, 2007. Professional fees were $404,853 for the six months ended March 31, 2008, compared to $107,229 for the six months ended March 31, 2007. Stock based compensation (non-cash) for professional fees was $109,500 and $219,000 for the three and six months ended March 31, 2008, respectively.
     Interest Expense:
     The Company’s interest expense for the three months ended March 31, 2008, was $62,131 compared to $104,985 for the three months ended March 31, 2007. The interest expense for the six months ended March 31, 2008, was $113,389 compared to $222,353 for the six months ended March 31, 2007. The decrease in interest expense of $42,854 and $108,964 for the three and six months ended March 31, 2008, respectively, was primarily a result of the convertible debt converting to common stock.
     Net Loss:
     The Company had a net loss of $644,998, or -45.3% of revenues, for the three months ended March 31, 2008, compared to a net loss of $555,886, or -84.5% of revenues, for the three months ended March 31, 2007. The net loss for the six months ended March 31, 2008, was $1,224,172, or -42.9% of revenues, compared to a net loss of $1,346,351, or -98.6% of revenues, for the six months ended March 31, 2007. The net loss before stock and warrant based investor relations expenses and professional fees were $420,038 and $794,963 for the three and six month periods ending March 31, 2008, respectively. Investor relations and professional fees increased largely as a result of the Company’s being a publicly traded company, by $302,312 and $531,482 for the three and six month periods ended March 31, 2008, over the comparable periods ended March 31, 2007.

Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. We have financed our operations through sales and placements of equity and debt securities.
We had $104,227 in cash as of March 31, 2008, representing a decrease of $72,593 from September 30, 2007. We had a working capital deficiency as of March 31, 2008, of $997,157 compared to a working capital deficiency of $682,136 at September 30, 2007. This decrease in cash in the six months ended March 31, 2008, was due to the Company’s increasing net cash by $62,701 in operating and financing activities and using net cash of $135,294 in investing activities during the six months ended March 31, 2008, compared to the increase in cash of $8,733 in operating and financing activities and using net cash of $18,914 in investing activities during the same period in 2007. The Company paid interest of $109,030 compared to interest of $228,704 paid for the six months ended March 31, 2007, a decrease of $119,674, primarily due to the conversion of convertible debt into common stock. The Company had an increase in working capital deficiency of $315,020 at March 31, 2008, compared to September 30, 2007, primarily due to a decrease in cash of $72,593, a decrease in prepaid and other expenses of $218,169, a net increase in accounts receivable of $346,791, an increase in current portion of deferred advertising of $51,313, an increase in accounts payable of $380,155, and an increase in current portion of notes payable of $35,565.
Financing Activities
Cash provided by financing activities was $782,979 for the six month period ended March 31, 2008, compared to $827,413 for the comparable six month period in 2007, as the Company received $686,075 from the proceeds of the sale of stock.
Outlook
The Company has built an infrastructure that it believes is capable of handling a substantially higher sales volume at very little additional cost, so that while the Company’s operating expenses and cash used in its operating activities are anticipated to continue for the next twelve months substantially at their current levels, the Company expects that its revenues will increase significantly during that period through the implementation of its advertising and marketing programs. Management believes that the outlook for the demand for the Company’s products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that the Company provides. Medicare has increased the monthly allowed quantities for catheters from 4 per month to a maximum of 200 per month effective April 2008. The Company expects the change to result in a substantial increase in revenues for its urological product line in the future. Medicare has instituted competitive bidding for certain metropolitan service areas (MSA) for some DME product lines, including mail-order diabetes. The only product line the Company expects competitive bidding will affect is its mail-order diabetic line. The loss in revenue as a result of competitive bidding is expected to be less than 1% of total revenues. The Company submitted bids for mail-order diabetic in all 10 MSAs and was offered a contract in one of the MSAs. The contract price was lower than the amount of our bid, so we declined the contract because we felt we could not provide the product and a high quality of service profitably. The Company does not expect changes from any other reimbursement programs available from third-party payors that would have a material negative effect on revenues. The Company applied for and was approved as a participating provider for Medicare. A participating provider is required to accept assignment for all Medicare allowable charges.
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
Contractual Commitments
Since the organization of LMS, the capital equipment which was purchased includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures from LMS’ inception through March 31, 2008, were $1,364,502, of which $603,194 represents leasehold improvements to our new facility in Stuart, Florida. Capital expenditures for the three month period ended March 31, 2008, were $39,172. As of March 31, 2008, the Company had known contractual obligations of $3,320,984, comprised of current debt obligations and rent payable on its principal office facility and shareholder debt.
Off-Balance Sheet Arrangements
As of March 31, 2008, we had no off-balance sheet arrangements.
Certain Risk Factors
Our operating results are subject to various risks and uncertainties that could cause our actual results and outcome to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Report on Form 10-KSB for the year ended September 30, 2007 (which contains a detailed discussion of the risks and uncertainties related to our business). Readers should not place undue reliance on the forward-looking statements contained in this Report, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law.

Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to the following.
•	We have incurred significant net losses every year since the inception of LMS.

•	The Company has aggressive marketing plans that require the Company to spend substantial sums. The Company will need additional capital to continue its business plan.

•	Our future operating results remain difficult to predict.

•	Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans.

•	Our ability to operate at a profit is highly dependent on recurring orders from customers, as to which there is no assurance.

•	We may not be able to market our diabetes products or otherwise to operate our diabetes supply business segment at a profit because of marketing costs, competition, or other reasons not now foreseen.

•	We could be liable for harm caused by products that we sell.

•	Competition from other sellers of products sold by us is intense and expected to increase.

•	If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products.

•	We may make acquisitions that will strain our financial and operational resources.
In January 2008 we received notice that our common stock would not be eligible for trading on the OTCBB for a minimum period of approximately one year because our Company had failed to timely filed its periodic reports under the Securities Exchange Act of 1934 three times in a two year period. The Company appealed the original notice but its appeal was rejected. Accordingly, commencing February 14, 2008, its common stock started trading on the Pink Sheets and will do so until the Company has filed periodic reports on a timely basis for twelve months, at which time it can reapply to have its common stock traded on the OTCBB. The Company cannot anticipate with accuracy the effect, if any, of its securities’ being traded on the Pink Sheets, but understands that the volume and market price of its common shares may be adversely affected.
Critical Accounting Policies
See note “Summary of Significant Accounting Policies” in the Notes to the Condensed Financial Statements and our Report on Form 10-KSB for the year ended September 30, 2007, for a discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Effect of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.
Qualitative and Quantitative Disclosure about Market Risk
We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare.
Item 3. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of March 31, 2008, the end of the period covered by this Report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
During the six months ended March 31, 2008 the Company established policies and procedures to prepare account analyses on a monthly basis. In addition, The Company has instituted policies and procedures to efficiently close the books and records of the Company earlier to improve timely financial reporting with the Securities and Exchange Commission.
Change in Internal Controls
During the six months ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock. The subscribers will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ending three (3) years thereafter at a price of $1.60 per share. The Company has received $1,367,304 of proceeds from the sale of these securities as of May 5, 2008. These securities were offered, and have been sold, to accredited investors under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506.
On February 1, 2008, the Board of Directors of the Company authorized a private offering up to $2,500.000 of debt, convertible into restricted shares of common stock of the Company and 2,500,000 warrants for the purchase of restricted shares of common stock of the Company. The subscribers will receive, in payment of the subscription price of the debt, a note with interest payable at the rate of 12% per year, payable in one year, convertible into restricted common stock of the Company at a conversion rate of $.50 per share from the date of issuance for a period of one year. The warrants are exercisable from the date of their issuance for a period ending five years thereafter at a price of $1.00 per share. The Company has received $804,000 of proceeds from the sale of this debt as of May 5, 2008. This debt was offered, and has been sold to accredited investors under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506.
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

LIBERATOR MEDICAL HOLDINGS, INC.
Registrant
/s/ Mark A. Libratore Mark A. Libratore	President	May 15, 2008
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	May 15, 2008