Form 10QSB
period 2008-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2008-08-14
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission File Number: 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0267292

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
☐ YES     ☐ NO
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 8, 2008
Common Stock, $.001	32,050,366
Transitional Small Business Disclosure Format: ☐ YES     ☒ NO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2008
(Unaudited)

Assets

Current Assets
Cash	$2,691,635
Accounts receivable, net of allowance for doubtful accounts of $673,304	1,412,008
Prepaid and other expenses	437,022
Inventory, net of allowance for obsolete inventory of $50,000	505,086
Deferred loan costs, current portion	298,686
Deferred advertising, current portion	407,245

Total Current Assets	5,751,682

Property and Equipment
Property and Equipment, net of accumulated depreciation of $638,910	781,940

Other Assets
Deferred loan costs, net of current portion	210,602
Deferred advertising, net of current portion	340,341
Deposits	83,484

Total Other Assets	634,427

Total Assets	$7,168,049

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$999,617
Accrued liabilities	172,159
Stockholder loan	1,664,649
Convertible notes payable, current portion, including interest of $26,499	723,915
Capital lease obligations, current portion	47,394
Deferred rent liability, current portion	49,620

Total Current Liabilities	3,657,354

Long-Term Liabilities
Convertible notes payable and capital lease obligations, net of current portion, including interest of $11,375	2,723,609
Deferred rent liability, net of current portion	222,987

Total Long-Term Liabilities	2,946,596

Total Liabilities	6,603,950

Stockholders’ Equity

Common stock, $.001 par value, 200,000,000 shares authorized, 32,050,366 shares issued and outstanding	32,050
Additional paid-in capital	11,159,577
Accumulated deficit	(10,627,528)

Total Stockholders’ Equity	564,099

Total Liabilities and Stockholders’ Equity	$7,168,049

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Sales	$2,444,400	$775,773	$5,299,159	$2,141,897

Cost of Sales	889,683	328,410	1,924,885	997,737

Gross Profit	1,554,717	447,363	3,374,274	1,144,160

General and Administrative Expenses
Payroll, taxes and benefits	650,715	372,554	1,808,261	1,373,136
Advertising	107,674	35,606	256,521	113,480
Insurance	11,544	10,119	37,108	28,949
Interest	167,049	96,649	280,438	319,002
Rent	96,690	90,273	292,289	264,611
Professional fees	141,545	131,689	546,398	238,918
Bad debts	271,751	62,062	577,686	194,362
Depreciation	45,900	49,022	137,700	145,218
Administrative	281,050	113,024	881,245	326,470

Total General and Administrative Expenses	1,773,918	960,998	4,817,646	3,004,145

Loss before Income Taxes	(219,201)	(513,635)	(1,443,372)	(1,859,986)

Other Income	1,366	104,345	1,366	104,345

Provision for Income Taxes	—	—	—	—

Net Loss	$(217,835)	$(409,290)	$(1,442,006)	$(1,755,641)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.05)	$(0.07)

Weighted average basic and diluted common shares outstanding	32,050,366	25,447,956	31,683,081	25,853,774
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended June 30, 2008
(Unaudited)

	Par $.001				Total
	Common	Common	Paid in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance at September 30, 2007	30,464,014	$30,464	$9,092,858	$(9,185,522)	$(62,200)
Shares issued for cash	1,286,352	1,286	684,914	—	686,200
Options issued to employees			22,575		22,575
Warrants issued with convertible debt			1,095,278		1,095,278
Warrants issued for services	—	—	24,252	—	24,252
Shares issued for services	300,000	300	239,700	—	240,000
Net loss	—	—	—	(1,442,006)	(1,442,006)

Balance at June 30, 2008	32,050,366	$32,050	$11,159,577	$(10,627,528)	$564,099

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flow from operating activities:
Net Loss	$(1,442,006)	$(1,755,641)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,700	142,495
Equity based compensation	286,827	44,800
Bad debt expense	577,686	194,362
Amortization of interest on warrant valuation	93,255	—
Amortization of loan issuance costs	43,968	—
Loss on disposal of assets	—	16,267
Changes in operating assets and liabilities:
Accounts receivable	(1,505,832)	94,848
Prepaid and other expenses	363,225	14,512
Inventory	(206,232)	49,336
Accounts payable	600,008	(176,695)
Accrued expenses	11,743	57,526
Deferred rent	(31,486)	(18,614)
Deferred advertising	(434,972)	11,881

Net Cash Flow Used in Operating Activities	(1,506,116)	(1,324,923)

Cash flow from investing activities:
Purchase of property and equipment	(137,559)	-0-

Net Cash Flow Used in Investing Activities	(137,559)	-0-

Cash flow from financing activities:
Proceeds from sale of stock	686,200	230,660
Proceeds from convertible notes	4,304,000	1,151,720
Proceeds from notes payable	53,000	351,055
Issue costs of notes payable	(555,870)	—
Payments of long-term debt and capital lease obligations	(328,840)	(94,245)

Net Cash Flow Provided by Financing Activities	4,158,490	1,639,190

Net (decrease) increase in cash	2,514,815	314,267

Cash at beginning of period	176,820	80,955

Cash at end of period	$2,691,635	$395,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$154,799	$280,874

Non Cash financing and investing activity:
Acquisition of equipment through capital lease obligations	$54,083	$24,977

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
June 30, 2008
Note 1 — Unaudited Condensed Consolidated Financial Statements
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the nine months ended September 30, 2007. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements include the accounts of Liberator Medical Holdings, Inc. (the Company), Liberator Medical Supply, Inc., and Liberator Services Corporation, its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Note 2 — Summary of Significant Accounting Policies
Inventories
Inventories are comprised of finished goods and are stated at the lower cost or market determined by the first-in, first-out (FIFO) method.
Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), in 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended September 30, 2004, 2005, 2006 and 2007 the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its consolidated financial results. In the event the Company had received an assessment for interest and/or penalties, it has been classified in the unaudited consolidated financial statements as general and administrative expense.
Change in Fiscal Year
The Company changed its fiscal year end from December 31 to September 30 in August of 2007. The 10QSB for June 30, 2007 had a year to date period of six months compared to the current year report for a period of nine months. The year-to-date financial statements for 2007 were changed to include October 1, 2006 through December 31, 2006 for comparison purposes.
Correction of Prior Year Financial Statements
The prior year financial statements were restated to reflect the adjustments correcting the improper accounting treatment of the Company’s accounting for lease incentives, operating leases with scheduled rent increases, and for compensation expense resulting from an employee stock grant and stock issued to an independent contractor for services.
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

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
June 30, 2008
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.
Recently adopted accounting pronouncements — In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On October 1, 2007, we continued calculating the expected option term based on the simplified method because we do not have sufficient historical option exercise data.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
June 30, 2008
Note 4 — Going Concern
The Company had no operations in the 10 years prior to the nine months ended September 30, 2007, and had acquired Liberator Medical Supply, Inc.(LMS) during that period. Although LMS had not achieved profitability in any of its years of operation, management believes that significant progress has been made in preparing LMS to achieve profitability and a high percentage of revenue growth. LMS’s infrastructure is in place to take it to a revenue stream that will allow the Company to be profitable and beyond. The stockholder loan ($1,664,649) is from the founder of LMS and majority shareholder of the Company, Mark Libratore. Mr. Libratore does not plan on calling the notes if that would cause LMS or the Company to not meet current liabilities or jeopardize LMS or the Company as a going concern. LMS has been successful in raising additional capital to fund its current losses. In addition to funding the losses, LMS has been able to increase revenues through increased advertising which should result in increasing revenues to the point of profitability for LMS and the Company. During the quarter the Company entered into a convertible debt obligation (see the form 8K filed on May 22, 2008) for $3,500.000. The Company has used a portion of the additional funds to increase the advertising spend from $80,000 during the three months ending March 31, 2008 to $446,203 for the three months ending June 30, 2008, an increase of $366,203. Sales for three months ended June 30, 2008 was $2,444,401 compared to sales of $1,425,293 for the three months ended March 31, 2008, an increase of $1,019,108. The loss for the three months ending June 30, 2008 was $217,835 compared to a loss of $644,998 for the three months ended March 31, 2008, a decrease of $427,163 in quarterly loss. Our non-cash expenses consisting of depreciation, amortization of loan issuance costs, stock based compensation and expenses related to warrants, was $365,468, which is included in the $217,835 loss for the three months ended June 30, 2008. Excluding the non cash expenses of $365,468, the Company would have a non GAAP income of $147,633. The Company intends to continue spending increased advertising dollars and expects sales to continue to increase to a point of profitability in the near future.
Note 5 — Warrants and Options
Warrants
The Company issued warrants and options to the stockholders of LMS who were entitled to receive warrants as a result of the merger. The Company issued warrants related to sales of common stock and issuance of convertible debt during FY 2008. A summary of warrants and options issued, exercised and expired is as follows:

Amount
Balance at September 30, 2007 (includes 1,425,820 option issued to Mark Libratore)	4,543,495
Issued in FY 2008 (Includes 2,495,189 options issued to Mark Libratore)	9,085,606
Exercised in FY 2008	0
Less Expired in FY 2008	(33,333)

Balance at June 30, 2008	13,595,768

The fair value of the 5,242,000 warrants issued associated with the sale of convertible debt during the three months ended June 30, 2008 was estimated using the Black-Scholes model on the date the warrant was issued. The assumptions used were expected dividend yield of -0-; expected price volatility of 27.97%; risk-free interest rate of a 5 year Treasury bill of 2.59-3.24%; and expected life of warrant of 5 years. Each warrant will be callable by the Company at a price of $.001 per warrant if the common stock underlying the warrants has been registered for resale and the Company’s common stock has traded at or above $2 per share for thirty days except for the 4,725,000 warrants issued to Millennium Partners, L.P. and Ladenburg Thalmann & Co., Inc.
Options
LMS has been funded from operating revenues, from loans made by the Company’s founder, principal shareholder and President, Mark Libratore, in the amount of $3,254,002. Of that amount, Mr. Libratore converted $1,589,353 into paid-in capital of LMS, and so there remain outstanding to him loans in the principal amount of $1,664,649 plus accrued interest. The terms of such loans were approved by LMS’s board of directors, of which Mr. Libratore is the sole member. In connection with Mr. Libratore’s conversion of $1,589,353 of debt to equity and under the terms of the Private Placement and Merger Agreement, Mr. Libratore received and exercised 620,000 options in March 2007 and beginning on June 1, 2007, 356,455 options monthly until a total number of 4,541,009 options are received. The exercise price of the option is $.0001. As of June 30, 2008, a total of 4,541,009 options have been issued of which 620,000 have been exercised. All previous agreements between the Company and Mr. Libratore relating to the conversion of debt to equity are rescinded. There can be no assurance that the terms of such loans, including the terms of conversion of loans into Common Stock and the options granted by Mr. Libratore on conversion, are those that could have been obtained in a transaction among unrelated parties. The Company has agreed to honor the agreement and issue options in the same amount and manner as LMS had agreed to.
On September 14, 2007 the Board of Directors adopted the Company’s 2007 Stock Plan with an aggregate of 1,000,000 shares of the Company’s unissued common stock. The Plan will be presented to the stockholders for approval at the Company’s next annual shareholders meeting. The 1,000,000 shares authorized under the 2007 Stock Plan are reserved for issuance to officers, directors, employees, prospective employees and consultants as incentive stock options, non-qualified stock options, restricted stock awards, other equity awards and performance based stock incentives. The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors or the committee overseeing the 2007 Stock Plan.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
June 30, 2008
On February 6, 2008, the Board of Directors of the Company approved a grant of 230,000 stock options to employees with an exercise price of $0.75 per share. This was the initial grant made by the board of directors of the 2007 Stock Plan. On April 15, 2008, the Board of Directors of the Company approved a grant of 160,000 stock options to employees with an exercise price of $0.75 per share and 100,000 stock options to an employee with an exercise price of $0.825 per share. This grant was made to employees not granted stock options on February 6, 2008.
On September 14, 2007 the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R, under which stock-based compensation for the three months ended June 30, 2008 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R. For the three Months ended June 30, 2008 and 2007, respectively, the Company recorded $17,700 and $-0- of stock-based compensation expense which has been classified as General and Administrative expenses, sub-classification of payroll, taxes and benefits.
Note 6 — Sale of Common Stock
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock, $.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $.001 par value, of the Company. The subscriber will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ended three (3) years thereafter at a price of $1.60 per share. As of June 30, 2008, the Company had sold 1,785,981 shares of common stock.
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
On May 22, 2008, we closed a private placement consisting of a convertible note and a warrant to purchase an aggregate of 8,750,000 shares of our common stock for gross proceeds of $3.5 million. The note is convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matures on May 22, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note is unconditionally guaranteed by Liberator Medical Supply. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The warrants have a term of 5 years and are exercisable for up to 4,375,000 share of our common stock at an exercise price $1.00 per share, subject to adjustment. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. In addition, we issued a warrant to the placement agent exercisable for up to 350,000 shares of our common stock on terms substantially similar to the warrants issued in connection with the notes described above.
Pursuant to the terms of the registration rights agreement entered into between us and the selling securityholder in the private placement, we agreed to file a registration statement with the SEC covering the shares issuable upon conversion of the note and upon exercise of the warrant issued in the private placement and to use commercially reasonable efforts to cause the registration statement to be declared effective within 60 days (or 90 days upon receipt of comments from the SEC after the filing of such registration statement) after the filing deadline, subject to the Company’s right to delay such obligations under certain circumstances. In the event we fail to meet our obligations, we will be subject to customary penalties.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
June 30, 2008
Note 8 — Diluted Loss per Common Share
The computation of diluted loss per share for the three and nine month periods ended June 30, 2008 and 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There were nineteen million five-hundred twenty-eight thousand seven-hundred sixty-eight (19,528,768) potentially dilutive shares outstanding at June 30, 2008.
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
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company’s tax net operating loss carry forward as of June 30, 2008 totals approximately $6,508,000. These carry forwards, which will be available to offset future taxable income, expire beginning in December 31, 2024. The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved. The increase in the valuation allowance was approximately $493,000 for the nine months ended June 30, 2008 Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

June 30, 2008
Loss carry forward for tax purposes	$6,508,000

Deferred tax asset (35%)	2,278,000
Valuation allowance	(2,278,000)

Net deferred tax asset	$0

Note 10 — Commitments
The Company leases property under operating leases that expire at various times through July 31, 2012. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of June 30, 2008 are as follows:

Amount
Year ending September 30:
2008	$84,060
2009	273,866
2010	251,680
2011	264,260
2012	229,300

$1,103,166

Rent expense for the three month periods ended June 30, 2008 and 2007 was $96,690 and $90,273, respectively.

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
Results of Operations
     Revenues:
     The Company’s revenues for the three months ended June 30, 2008 were up $1,668,627 or 215.1% to $2,444,401 compared to $775,773 for the three months ended June 30, 2007. Revenues for the nine months ended June 30, 2008 were up $3,157,262 or 147.4% to $5,299,159 compared to $2,141,897 for the nine months ended June 30, 2008.
     Gross Profit:
     The Company’s gross profit for the three months ended June 30, 2008 was $1,554,717 up $1,107,354 or 247.5% from $447,363 for the three months ended June 30, 2007. The gross profit for the nine months ended June 30, 2008 was up $2,230,114 or 194.9% from $1,144,160 for the nine months ended June 30, 2007.
     General and Administrative Expenses (“G&A”):
     The Company’s G&A expenses for the three months ended June 30, 2008 were $1,773,918 or 72.6% of revenue compared to $960,998 or 123.9% of revenue for the three months ended June 30, 2007. The G&A expenses for the nine months ended June 30, 2008 were $4,817,647 or 90.9% of revenue compared to $3,004,145 or 140.3% of revenue for the nine months ended June 30, 2007. During the three months and nine months ended June 30, 2008 there were significant expenditures made with regard to being a publicly traded operating company.
     Interest Expense:
     The Company’s interest expense for the three months ended June 30, 2008 was $167,049 compared to $96,649 for the three months ended June 30, 2007. The interest expense for the nine months ended June 30, 2008 was $280,438 compared to $325,353 for the nine months ended June 30, 2007. The increase in interest expense of $70,400 for the three months ended June 30, 2008 is primarily a result of the two convertible debt offerings during the second and third quarters. The decrease in interest expense of $44,915 for the nine months ended June 30, 2008 was primarily a result of the convertible debt converting to common stock on June 22, 2007 as a result of the merger.
     Net Loss:
     The Company had a net loss of $217,835 or -8.9% of revenues for the three months ended June 30, 2008, compared to a net loss of $409,290 or -52.8% of revenues for the three months ended June 30, 2007. The net loss for the nine months ended June 30, 2008 was $1,442,006 or -27.2% of revenues compared to a net loss of $1,755,641 or -82.0% of revenues for the nine months ended June 30, 2007.

Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. We have financed our operations through sales and placements of equity and debt securities. We had $2,691,635 in cash as of June 30, 2008, representing an increase of $2,514,815 from September 30, 2007. Working capital as of June 30, 2008, was positive by $1,858,360 compared to a working capital deficiency of $682,136 at September 30, 2007. This increase in cash in the nine months ended June 30, 2008 was due to the Company closing on the $3,500,000 convertible debt obligation in the third quarter, compared to the increase in cash of $330,591 in operating and financing activities and using net cash of $16,324 in investing activities during the same period in 2007. The Company incurred interest expense of $280,438 for the nine months ended June 30, 2008 compared to interest of $325,353 paid for the nine months ended June 30, 2007, a decrease of $44,915, primarily due to the conversion of convertible debt into common stock on the date of the merger.
Financing Activities
Cash provided by financing activities was $4,212,573 for the nine month period ended June 30, 2008, compared to $1,655,514 for the comparable nine month period in 2007, as the Company received $686,200 from the proceeds of the sale of stock and $4,304,000 from the issuance of convertible debt.
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
We anticipate that our ability to meet our cash requirements will be dependent on our ability to increase sales enough to become profitable and cash flow positive or our ability to complete sales of our securities, whether on a debt or equity basis. There can be no assurance, of course, as to the amount or timing of the proceeds we may receive from the sale of our securities, or whether the proceeds of such sales will be sufficient, together with the cash provided from our operating activities, to meet our operating expenses. However, we believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable, the sale of products, and the proceeds of the sale of our debt and equity securities will be sufficient to meet our cash requirements during the next twelve months.

Our plan for the next twelve months includes the following:
•	Obtain additional funding through a combination of debt and equity;

•	Increase advertising over the prior periods;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Increase the collections of our accounts receivable.
In order to implement our current business model, we have completed the following:
•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•	Leased a 25,000 square foot facility which has only been built out 75 percent to accommodate our current operations including room for growth. The other 25 percent will be built out in stages as additional growth requires the additional office space.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet with changing market conditions.
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
Contractual Commitments
Since the organization of LMS, the capital equipment which was purchased includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures from LMS’ inception through June 30, 2008, were $1,420,850, of which $616,168 represents leasehold improvements to our new facility in Stuart, Florida. Capital expenditures for the three month period ended June 30, 2008, were $56,348. As of June 30, 2008, the Company had known contractual obligations of $8,347,950, comprised of current and long term debt obligations and rent payable on its principal office facility and shareholder debt.
Off-Balance Sheet Arrangements
As of June 30, 2008, we had no off-balance sheet arrangements.
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
Item 3. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
During the nine months ended June 30, 2008 the Company established policies to have accounts reconciled on a monthly basis. The Company has also instituted policies to close the books and records of the Company at the end of each month earlier in the subsequent month to improve on timelier SEC filings. The Company has initiated a search for an additional person with U.S. GAAP experience.
Change in Internal Controls
During the nine months ended June 30, 2008, other than explained above, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2a. Unregistered Sales of Equity Securities and Use of Proceeds
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock. The subscribers will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ending three (3) years thereafter at a price of $1.60 per share. The Company has received $1,367,304 of proceeds from the sale of these securities as of May 5, 2008. These securities were offered, and have been sold to accredited investors under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506.
Item 2b. Unregistered Sales of Convertible Debt and use of Proceeds
On February 1, 2008, the Board of Directors of the Company authorized a private offering of debt of up to $2,500.000 of debt, convertible into restricted shares of common stock of the Company and 2,500,000 warrants for the purchase of restricted shares of common stock of the Company. The subscribers will receive, in payment of the subscription price of the debt, a note with interest payable at the rate of 12% per year, payable in one year, convertible into restricted common stock of the Company at a conversion rate of $.50 per share from the date of issuance for a period of one year. The warrants are exercisable from the date of their issuance for a period ending five years thereafter at a price of $1.00 per share. The Company has received $804,000 of proceeds from the sale of this debt as of May 5, 2008. This debt was offered, and has been sold to accredited investors under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506.
On May 22, 2008, we closed a private placement consisting of a convertible note and a warrant to purchase an aggregate of 8,750,000 shares of our common stock for gross proceeds of $3.5 million. The note is convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matures on May 22, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note is unconditionally guaranteed by Liberator Medical Supply. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions.
     The warrants have a term of 5 years and are exercisable for up to 4,375,000 shares of our common stock at an exercise price $1.00 per share, subject to adjustment. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions.
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

LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	August 14, 2008

/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	August 14, 2008