Form 10-Q/A
period 2007-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2008-11-10
CIK 17485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0267292 (I.R.S. Employer Identification No.)
___________________________
2979 SE Gran Park Way, Stuart, Florida 34997
(Address of principal executive offices) (Zip Code)
(772) 287-2414
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding as of August 14, 2007
Common Stock, $.001	28,904,855
Transitional Small Business Disclosure Format:               ☐YES     ☑NO

Explanatory Note — Restatement of Financial Information
On January 22, 2008 Liberator Medical Holdings, Inc. (the “Company”) announced that the Company’s management had determined that a restatement of the consolidated financial statements for the interim period ended June 30, 2007 was required. This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A includes the restatement of the unaudited condensed consolidated financial statements for the interim period ended June 30, 2007 and the unaudited selected quarterly financial information for the interim period ended June 30, 2006, and the related financial information and disclosures originally filed with the Securities and Exchange Commission (the “SEC”) on Form 10-QSB on August 20, 2007.
This restatement relates to improper accounting treatment of lease incentives, operating leases with scheduled rent increases, and for compensation expense resulting from an employee stock grant and stock issued to an independent contractor for services For a discussion of the significant restatement adjustments and the financial impacts of the adjustments, please refer to Note 3, “Restatement of Previously Issued Interim Financial Statements,” of the notes to the unaudited condensed consolidated financial statements.
The following items are amended as a result of this Amendment No. 1:
•	Part I — Item 1. Financial Statements (Unaudited)

•	Part I — Item 2. Management’s Discussion of Financial Condition and Results of Operations

•	Part I — Item 4T. Controls and Procedures

•	Part II — Item 6. Exhibits
The Company has attached to this Amendment No. 1 updated certifications executed as of the date of this Form 10-Q/A by the Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached as Exhibits 31.3, 31.4, 32.3, and 32.4, respectively, to this Form 10-QSB/A.
Except as discussed above and in Note 3 of the condensed consolidated financial statements, we have not modified or updated disclosures presented in the original 10-QSB filed on August 20, 2007, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-QSB or modify or update those disclosures affected by subsequent events, except as specifically referenced therein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB. As a result, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to filing of the original Form 10-QSB, including any amendments to those filings.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2007 (As Restated)
(Unaudited)

Assets
Current Assets
Cash	$418,444
Accounts receivable, net of allowance for doubtful accounts of $185,547	611,948
Prepaid and other expenses	851,891
Inventory	307,385
Defered advertising, current	110,004

Total current assets	2,299,672

Property and Equipment

Property and equipment, net of accumulated depreciation of $461,603	756,149

Other Assets
Deferred advertising, net of current portion	84,997
Deposits	65,169

Total other assets	150,166

Total Assets	$3,205,987

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$371,200
Accrued liabilities	141,239
Notes payable (see Note 7)	387,485
Stockholder loan	1,751,035
Capital leases, current portion	13,213
Deferred rent liability, current portion	38,627

Total current liabilities	2,702,799

Long-Term Liabilities
Long-term debt and capital lease obligations, net of current portion	89,813
Deferred rent liability, net of current portion	272,629

Total long-term liabilities	362,442

Total Liabilities	3,065,241

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 29,506,135 shares issued and outstanding	29,506
Additional paid-in capital	8,354,413
Accumulated deficit	(8,243,173)

Total Stockholders’ Equity	140,746

Total Liabilities and Stockholders’ Equity	$3,205,987

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2007 and 2006 (As Restated)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$775,773	$737,091	$1,433,650	$1,386,365

Cost of Sales	328,410	359,563	620,933	637,253

Gross Profit	447,363	377,528	812,717	749,112

General and Administrative Expenses
Payroll, taxes and benefits	372,554	404,454	814,954	782,617
Advertising	35,606	45,698	80,209	78,852
Insurance	10,119	9,716	20,423	24,870
Interest	96,649	42,336	204,809	78,706
Rent	90,273	114,173	180,881	228,188
Professional fees	131,689	72,031	175,404	114,718
Bad debts	62,062	61,708	115,732	113,660
Depreciation	49,022	16,364	98,043	32,731
Administrative	113,024	117,799	211,349	233,812

Total General and Administrative Expenses	960,998	884,279	1,901,804	1,688,154

Loss before Income Taxes	(513,635)	(506,751)	(1,089,087)	(939,042)

Other Income (Expense)	104,345	(10,108)	104,345	(10,108)

Provision for Income Taxes	—	—	—	—

Net Loss	$(409,290)	$(516,859)	$(984,742)	$(949,150)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average basic and diluted common shares outstanding	25,804,719	25,447,956	25,627,323	25,447,956
See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006 (As Restated)
(Unaudited)

	2007	2006
Cash flow from operating activities:
Net loss	$(984,742)	$(949,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,043	32,731
Bad debt expense	115,732	113,660
Equity based compensation	24,455	—
Accrued expenses included in forgiveness of debt	13,163	—
Impairment / disposal of FCC license	3,490	—
Forgiveness of debt		(107,776)
Changes in operating assets and liabilities:
Accounts receivable	(30,730)	(237,837)
Prepaid expenses	13,115	32,089
Deposits	(118)	(592)
Inventory	282	282
Accounts payable	(125,444)	173,481
Accrued expenses	10,564	16,371
Deferred rent	(14,318)	12,261
Deferred advertising	6,845	(89,889)
Other assets	(241)	—

Net cash used in operating activities	(977,680)	(896,593)

Cash flows from investing activities:
Purchase of property and equipment	(27,566)	(263,849)
Disposal of assets	8,681	—

Net cash used in investing activities	(18,885)	(263,849)

Cash flows from financing activities:
Proceeds from sale of stock	312,260	638,666
Proceeds of loans from stockholders	34,871	—
Proceeds from short-term notes	138,683	6,173
Proceeds from bridge loans	835,997	476,000
Proceeds from notes payable and capital leases	59,977	(45,526)
Payments on notes and loans payable	(35,000)	(65,991)
Payments on capital leases	(10,967)	(10,002)
Payments on transportation capital leases	(683)	(7,633)
Payments on short-term notes	(51,511)	—

Net cash provided by financing activities	1,283,627	991,687

Net increase (decrease) in cash and cash equivalents	287,062	(168,755)

Cash at beginning of period	131,382	219,272

Cash at end of period	418,444	50,517

Non cash transactions
The FCC License was disposed of in June 2007	$3,490	$—

9,990,000 shares of common stock were cancelled in June 2007	$9,990	$—

Stock was issued for debt	$182,616	$—

Forgiveness of debt	$107,776	$—

See accompanying notes to condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007
NOTE 1 — Summary of significant accounting policies:
Completion of Acquisition or Disposition of Assets
Corporate History:
Liberator Medical Holdings, Inc., (the “Company”), was organized in December 1906 in the state of Utah under the name Cardiff Mining & Milling Company. During the 60’s the Company changed its name to Cardiff Industries, Inc. and sold its mining operations. During the next decade the Company focused its operations on the television and radio industry. Consequently in 1980, the Company’s name was changed to Cardiff Communications, Inc. The Company changed its domicile to the state of Nevada which was effective in 1999 and filed with the Secretary of State of Nevada in 2001. In June 2007, the Company’s name was changed to Liberator Medical Holdings, Inc. The Company has had no operations in the last 10 years. On June 22, 2007, Liberator Medical Holdings, Inc. (“we” or the “Company”) completed the acquisition of Liberator Medical Supply, Inc., a Florida corporation, located in Stuart, Florida (“LMS”). The acquisition was consummated pursuant to an agreement entered into as of June 18, 2007, whereby we agreed to merge our newly-created, wholly-owned subsidiary, Cardiff Merger, Inc., a Florida corporation, with and into LMS, with LMS being the surviving entity as our wholly-owned subsidiary. Under the terms of the merger agreement, we issued 25,447,956 restricted shares of our common stock to the stockholders of LMS. We also agreed to issue to the then current holders of LMS options and warrants exercisable to purchase restricted shares of the Company’s common stock on terms and conditions equivalent to the existing terms and conditions of the respective LMS options and/or warrants. Also, we added LMS’s President and Chief Executive Officer, Mark A. Libratore, to our Board of Directors and appointed him our President and Chief Executive Officer. As a condition of the merger agreement, the Company’s former President, Rubin Rodriguez, returned 9,990,000 shares to the Company for cancellation and, at closing of the acquisition, the Company issued 2,713,680 shares in exchange for debt. These 2,713,680 shares were issued without restrictive legend, pursuant to Rule 144(K). Accordingly, upon completion of the acquisition the Company had 28,411,135 shares of common stock issued and outstanding.
The shares outstanding in the financial statements have been adjusted to reflect the merger.
Nature of operations:
Business of LMS:
LMS was incorporated in the state of Florida in July 1999. LMS is a provider of direct-to-consumer durable medical supplies primarily to seniors. On December 7, 2004, LMS changed its tax status from a Subchapter S corporation, where its profits, losses and other tax items flow through to the stockholders, to a C corporation. About seventy-five percent of LMS’s revenue is derived from four product lines: Diabetes, Urological, Ostomy, and Mastectomy. LMS provides a simple and reliable way for patients to obtain their supplies. LMS’s employees communicate directly with patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis, and LMS bills Medicare and third-party insurers on behalf of the patients. LMS markets its products directly to consumers primarily through targeted media, direct-response television advertising and direct-response print advertising to patients throughout the United States. LMS’s patient service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctor’s orders and manage their chronic diseases. The LMS’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third-party payers, and directly from patients.
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
The bad debts written off against the allowance for doubtful accounts and bad debt expense in the quarter ending June 30, 2007 and 2006, respectively, was $124,041 and $114,078.
Inventories
Inventories are comprised of finished goods and are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.
Advertising Costs
Advertising costs are amortized over the estimated life those expenses provide to the Company. In the first year, 53% of the initial expense is amortized over twelve months on a straight-line basis. In the second, third, and fourth years, 25%, 14%, and the final 8%, respectively, are also amortized over twelve months on a straight-line basis. $49,971 of advertising costs were charged to deferred advertising in the quarter ending June 30, 2007 and $89,884 in the quarter ending June 30, 2006. In quarters ending June 30, 2007 and 2006, $32,934 and $35,758 of the deferred advertising costs were amortized and charged to expense.
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset on a straight-line basis from three to twelve years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments which extend the useful life of the associated asset are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.
Shipping and Handling Costs
Shipping and handling costs are not charged to the patients per policy established by Medicare. Shipping and handling costs in quarters ending June 30, 2007 and 2006 in the amount of $32,289 and $27,593, respectively, are included in the cost of sales.
Revenue Recognition
The Company recognizes income from the sale of its medical products in two ways. The sale of medical supplies or equipment from its retail store is recognized when the sale takes place (Point of Sale, POS). Generally, no Medicare or third party (private insurance) assignment is accepted by the Company on these sales.
The other is an assignment: an “assignment” is the amount Medicare or a private provider will allow the Company for a particular medical supply or service. The Company will not record a sale of an “assignment” amount until all of the proper documentation such as prescriptions, Certificate of Medical Need, etc. are received from the patient or attending physician. When all documentation is received, the “assignment” amount is charged to sales accounts receivable due from the provider. “Assignment” sales are usually recorded within five days of the order.
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
NOTE 3 — Restatement of Previously Issued Interim Financial Statements
On January 16, 2008, the management and the Board of Directors of the Company determined that the Company’s financial statements for the interim period ended June 30, 2007 and the statement of operations for the three and six months ended June 30, 2007 and 2006 could no longer be relied upon because of improper accounting treatment of lease incentives, operating leases with scheduled rent increases, and for compensation expense resulting from an employee stock grant and stock issued to an independent contractor for services. In addition, the Company determined that the financial results for Liberator Medical Services, Inc., a for profit company owned by the majority stockholder and two other stockholders of the Company, should be consolidated with the financial results of the Company for all periods presented. As a result of the reverse acquisition in June 2007, the Company determined that for purposes of comparisons to earlier periods for the statement of operations, such as for the three and six months ended June 30, 2006, the financial results should only include the results of operations for the nominal acquiree, Liberator Medical Supply, Inc., not the results of operations for the acquirer, Liberator Medical Holdings, Inc.
The effects of these corrections on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2007 and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and a discussion of the nature of the adjustments made to the balances are as follows:
Lease Incentives
The Company did not properly account for $253,700 of lease incentives received in the form of leasehold improvements as part of an operating lease for one of its facilities. The lease incentives should have been recorded as property and equipment with a corresponding increase to deferred rent. The fixed asset will be depreciated as leasehold improvements over the expected useful life and the deferred rent will be amortized on a straight-line basis for the life of the lease agreement.
Deferred Rent
The Company did not properly amortize rent expense on a straight-line basis in accordance with FASB Statement No. 13 for operating leases that contain any rent increases and/or provisions for “free” rent. The effect of the adjustment is an increase in deferred rent liability with respective adjustments to rent expense in order to properly amortize rent expense on a straight-line basis over the terms of the lease agreements.
Employee Incentive Stock Grant
The Company did not properly account for an employee incentive stock grant in December 2006. The Company recorded the stock grant as deferred compensation to be expensed over a twelve month period. However, the stock grant should have been expensed in its entirety as compensation in December 2006.
Stock Based Compensation for Consultant
The Company failed to record the issuance of stock valued at $876,000 as part of a two year consulting agreement starting in June 2007. The effect of the adjustment is an increase in stockholders’ equity and a corresponding increase in prepaid expenses. The prepaid expense will be amortized as professional fees over the two year term of the consulting agreement.
Condensed Consolidated Financial Statement Reconciliations
A reconciliation of the unaudited condensed consolidated balance sheet as of June 30, 2007 and the unaudited condensed consolidated statements of operations for the three and six month ended June 30, 2007 and 2006 to the previously filed financial statements is as follows:

Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited):

						Liberator
		Lease			Consulting	Medical
	As Reported	Incentives	Deferred Rent	Stock Grant	Agreement	Services, Inc.	Reclasses	Restated

ASSETS
Current Assets
Cash	$395,222					$23,222		$418,444
Accounts receivable	611,948							611,948
Prepaid expenses	—				851,545	346		851,891
Inventory	307,385							307,385
Defered compensation	22,398			(22,398)				—
Defered advertising	110,004							110,004

Total current assets	1,446,957	—	—	(22,398)	851,545	23,568	—	2,299,672

Property and Equipment	573,688	163,121					19,340	756,149
Other Assets	169,506						(19,340)	150,166

Total Assets	$2,190,151	$163,121	$—	$(22,398)	$851,545	$23,568	$—	$3,205,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$371,708					$228	$(736)	$371,200
Accrued liabilities	111,057					29,446	736	141,239
Notes payable	387,485							387,485
Stockholder loan	—						1,751,035	1,751,035
Capital leases	13,213							13,213
Deferred rent liability	—		38,627					38,627

Total current liabilities	883,463	—	38,627	—	—	29,674	1,751,035	2,702,799

Long-Term Liabilities	1,840,848	253,700	18,929				(1,751,035)	362,442

Total Liabilities	2,724,311	253,700	57,556	—	—	29,674	—	3,065,241

Stockholders’ Equity
Common stock	28,411				1,095			29,506
Additional paid-in capital	7,479,508				874,905			8,354,413
Accumulated deficit	(8,042,079)	(90,579)	(57,556)	(22,398)	(24,455)	(6,106)		(8,243,173)

Total Stockholders’ Equity	(534,160)	(90,579)	(57,556)	(22,398)	851,545	(6,106)	—	140,746

Total Liabilities and Stockholders’ Equity	$2,190,151	$163,121	$—	$(22,398)	$851,545	$23,568	$—	$3,205,987

Condensed Consolidated Statement of Operations for the three months ended June 30, 2007 (Unaudited):

						Consulting	Liberator Medical
	As Reported	Reclasses	Lease Incentives	Deferred Rent	Stock Grant	Agreement	Services, Inc.	Restated

Sales	$775,832	(59)						$775,773

Cost of Sales	357,532	(29,122)						328,410

Gross Profit	418,300	29,063	—	—	—	—	—	447,363

General and Administrative Expenses
Payroll, taxes and benefits	430,565	(18,501)			(11,200)		(28,310)	372,554
Advertising	35,606							35,606
Insurance	10,119							10,119
Interest	76,647	20,002						96,649
Rent	97,432			(7,159)				90,273
Professional fees	102,319	4,915				24,455		131,689
Bad debts	62,062							62,062
Depreciation	—	27,622	21,400					49,022
Administrative	116,655	(3,724)					93	113,024
Taxes	1,192	(1,192)

Total G&A Expenses	932,597	29,122	21,400	(7,159)	(11,200)	24,455	(28,217)	960,998

Loss before Income Taxes	(514,297)	(59)	(21,400)	7,159	11,200	(24,455)	28,217	(513,635)

Other Income (Expense)	104,286	59						104,345

Provision for Income Taxes	—							—

Net Loss	$(410,011)	$—	$(21,400)	$7,159	$11,200	$(24,455)	$28,217	$(409,290)

Basic and diluted loss per common	$(0.01)	$—	$(0.00)	$0.00	$0.00	$(0.00)	$0.00	$(0.02)
share

Weighted average basic and diluted common shares outstanding	31,800,159	25,804,719	25,804,719	25,804,719	25,804,719	25,804,719	25,804,719	25,804,719

Condensed Consolidated Statement of Operations for the three months ended June 30, 2006 (Unaudited):

						Consulting	Liberator Medical
	As Reported	Reclasses	Lease Incentives	Deferred Rent	Stock Grant	Agreement	Services, Inc.	Restated

Sales	$737,091							$737,091

Cost of Sales	375,927	(16,364)						359,563

Gross Profit	361,164	16,364	—	—	—	—	—	377,528

General and Administrative Expenses
Payroll, taxes and benefits	396,888						7,566	404,454
Advertising	45,698							45,698
Insurance	9,716							9,716
Interest	45,209						(2,873)	42,336
Rent	108,042			6,131				114,173
Professional fees	72,375						(344)	72,031
Bad debts	61,708							61,708
Depreciation	—	16,364						16,364
Administrative	125,812	(8,042)					29	117,799
Taxes	2,066	(2,066)						—

Total G&A Expenses	867,514	6,256	—	6,131	—	—	4,378	884,279

Loss before Income Taxes	(506,350)	10,108	—	(6,131)	—	—	(4,378)	(506,751)

Other Income (Expense)	—	(10,108)	—	—	—	—	—	(10,108)

Provision for Income Taxes	—	—	—	—	—	—	—	—

Net Loss	$(506,350)	$—	$—	$(6,131)	$—	$—	$(4,378)	$(516,859)

Basic and diluted loss per common	$(0.02)	$—	$—	$(0.00)	$—	$—	$(0.00)	$(0.02)
share

Weighted average basic and diluted common shares outstanding	31,806,333	25,447,956	25,447,956	25,447,956	25,447,956	25,447,956	25,447,956	25,447,956

Condensed Consolidated Statement of Operations for the six months ended June 30, 2007 (Unaudited):

						Consulting	Liberator Medical
	As Reported	Reclasses	Lease Incentives	Deferred Rent	Stock Grant	Agreement	Services, Inc.	Restated
Sales	$1,433,709	(59)						$1,433,650

Cost of Sales	676,176	(55,243)						620,933

Gross Profit	757,533	55,184	—	—	—	—	—	812,717

General and Administrative Expenses
Payroll, taxes and benefits	860,350				(22,400)		(22,996)	814,954
Advertising	80,208	1						80,209
Insurance	20,423							20,423
Interest	204,809							204,809
Rent	195,199			(14,318)				180,881
Professional fees	145,001	4,915				24,455	1,033	175,404
Bad debts	115,732							115,732
Depreciation	—	55,243	42,800					98,043
Administrative	213,728	(2,864)					485	211,349
Taxes	2,052	(2,052)						—

Total G&A Expenses	1,837,502	55,243	42,800	(14,318)	(22,400)	24,455	(21,478)	1,901,804

Loss before Income Taxes	(1,079,969)	(59)	(42,800)	14,318	22,400	(24,455)	21,478	(1,089,087)

Other Income (Expense)	104,286	59						104,345

Provision for Income Taxes	—							—

Net Loss	$(975,683)	$—	$(42,800)	$14,318	$22,400	$(24,455)	$21,478	$(984,742)

Basic and diluted loss per common share	$(0.03)	$—	$(0.00)	$0.00	$0.00	$(0.00)	$0.00	$(0.04)

Weighted average basic and diluted common shares outstanding	31,870,912	25,627,323	25,627,323	25,627,323	25,627,323	25,627,323	25,627,323	25,627,323

Condensed Consolidated Statement of Operations for the six months ended June 30, 2006 (Unaudited):

						Consulting	Liberator Medical
	As Reported	Reclasses	Lease Incentives	Deferred Rent	Stock Grant	Agreement	Services, Inc.	Restated
Sales	$1,386,365							$1,386,365

Cost of Sales	669,984	(32,731)						637,253

Gross Profit	716,381	32,731	—	—	—	—	—	749,112

General and Administrative Expenses
Payroll, taxes and benefits	766,843						15,774	782,617
Advertising	78,852							78,852
Insurance	24,870							24,870
Interest	84,468						(5,762)	78,706
Rent	215,927			12,261				228,188
Professional fees	115,341						(623)	114,718
Bad debts	113,660							113,660
Depreciation	—	32,731						32,731
Administrative	238,667	(4,886)					31	233,812
Taxes	5,222	(5,222)						—

Total G&A Expenses	1,643,850	22,623	—	12,261	—	—	9,420	1,688,154

Loss before Income Taxes	(927,469)	10,108	—	(12,261)	—	—	(9,420)	(939,042)

Other Income (Expense)	(31,500)	(10,108)	—	—	—	—	31,500	(10,108)

Provision for Income Taxes	—	—	—	—	—	—	—	—

Net Loss	$(958,969)	$—	$—	$(12,261)	$—	$—	$22,080	$(949,150)

Basic and diluted loss per common	$(0.03)	$—	$—	$(0.00)	$—	$—	$0.00	$(0.04)
share

Weighted average basic and diluted common shares outstanding	31,589,393	25,447,956	25,447,956	25,447,956	25,447,956	25,447,956	25,447,956	25,447,956

NOTE 4 — Property and Equipment
Property and equipment at cost, as of June 30, 2007 consists of the following:

2007

Leased equipment	$412,215
Transportation equipment	94,510
Office furniture	53,009
Computer equipment	26,045
Telephone equipment	27,241
Rental equipment	18,329
Leasehold improvements	533,984
Software	30,807
Website	5,500
Training guides	3,125
Signage	12,986

Total Property and Equipment	1,217,751
Accumulated Depreciation	(461,603)

Net Property and Equipment	$756,148

Management reviews property and equipment at least annually for impairment.
NOTE 5 — Deposits
Deposits at June 30, 2007 consist of the following:

2007

Deposits on leased equipment	$8,587
Building rent deposits	50,859
Utility deposits	5,723

Total Deposits	$65,169

NOTE 6 — Short-term Convertible Debt
In order for the Company to fund operations until the Private Placement and Merger are completed, the Board of Directors authorized the Company to borrow funds in the form of bridge loans.
At June 22, 2007, Liberator Medical Supply, Inc. had borrowed a total of $1,812,723 from investors in the form of short-term bridge loans. Interest at 10% per annum, compounded annually, accrued from the loan closing dates. Upon closing of the merger on June 22, 2007, all amounts outstanding automatically converted into shares of the public company at a conversion price of $0.80 per share. Interest in the amount of $108,873 was accrued as of June 22, 2007. On June 22, 2007 Liberator Medical Holdings, Inc. issued 2,401,997 shares of common stock for the conversion of the bridge loans plus the accrued interest on the bridge loans. Liberator Medical Holdings, Inc. also issued 1,842, 154 warrants at an exercise price of $1 per share to the lenders. These warrants are exercisable immediately and expire at varying dates between April 30, 2009 and June 22, 2010. Liberator Medical Supply, Inc. received additional funds from lenders between June 23, 2007 and June 30, 2007 in the amount of $70,000. Liberator Medical Holdings, Inc. issued 87,500 shares of common stock and warrants to purchase 43,750 shares of common stock at $1 per share exercisable immediately and expiring in three years for the conversion of these loans.

NOTE 7 — Short-term Notes Payable

2007

A 30% note payable with interest payable six months from the loan closing date. Interest on the loan shall be paid in the Company’s com- mon stock. The total number of common shares that can be issued to pay interest is 43,000. The note matures six months from the loan clos- ing date or approximately June 5, 2007. Accrued interest of $44,200 is included in the principal balance outstanding at June 30, 2007.	$294,200

An 8% note payable with interest payable in six months from the loan closing date or approximately August 20, 2007. Accrued interest of $2,534 is included in the principal balance outstanding at June 30, 2007.	52,534

An 8% 180 day note payable dated August 26, 2004. The note was paid in June, 2007	—

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

$387,485

NOTE 8 — Long-term Debt
Long-term debt at June 30, 2007 consisted of the following:

2007

CAPITAL LEASES PAYABLE
Four capitalized leases with interest ranging from 24.8% to 28.4%. The combined monthly payments of principal and interest are $4,395. The amount of equipment and furniture capitalized with the leases was $10,495, $45,580, $38,360 and $24,977. Two installment leases mature in August 2010, the third lease matures July 2011 and the fourth lease matures January 2009.	103,026

STOCKHOLDER NOTES PAYABLE
The stockholder loans payable at June 30, 2007 consisted of various 8% notes payable to the principal stockholder of the Company. The principal stockholder of the Company has committed not to call any of his notes payable in the near future. The notes payable are non-collateralized and due on demand. Included in the balance at June 30, 2007 is accrued interest of $67,840.	1,751,035

Total long-term debt	1,854,061

Less current portion	1,764,248

Net long-term debt	$89,813

The following is a schedule of the payout of the capitalized leases for the following five years:

2007	$12,047
2008	32,416
2009	25,514
2010	24,450
2011	8,599

TOTAL	$103,026

NOTE 9 — Income Taxes
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company’s net operating loss carry forward as of December 31, 2006 totals approximately $3,100,000. These carry forwards, which will be available to offset future taxable income, expire beginning December 31, 2024.
The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.
The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.
NOTE 10 — Diluted Loss per Common Share
The computation of diluted loss per share for the three month period ended June 30, 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these shares would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There are 5,840, 246 potentially dilutive shares outstanding at June 30, 2007. See Notes 6 and 14.
NOTE 11 — Deferred Tax Asset
Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carry forwards, and valuation allowances comprising the net deferred taxes as of June 30, 2007 are as follows:

June 30, 2007

Loss carry forward for tax purposes	$4,100,000

Deferred tax asset (35%)	1,435,000
Valuation allowance	(1,435,000)

Net deferred tax asset	$—

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
NOTE 12 — Lease Obligations
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

The following is a schedule of lease payments LMS is obligated to for the following five years and thereafter:

2007	$242,975
2008	339,178
2009	251,768
2010	254,800
2011	267,530
Thereafter	160,510

TOTAL	$1,516,761

NOTE 13 — Going Concern
The Company has had no operations in the last 10 years and has recently acquired LMS. Although LMS has not achieved profitability in any of its years of operation, management believes that significant progress has been made in preparing LMS to achieve profitability and a high percentage of revenue growth. LMS’s infrastructure is in place to take it to a revenue stream that will allow the Company to be profitable and beyond. The current portion, not including interest, of long-term debt consists of primarily Shareholder debt, which the founder of LMS and majority shareholder of the Company, Mark Libratore, does not plan on calling the notes due if that would cause LMS or the Company to not meet current liabilities or jeopardize LMS or the Company as a going concern. LMS has been successful in raising additional capital to fund its current losses. In addition to funding the losses, LMS has been able to increase revenues through increased advertising which should result in increasing revenues to the point of profitability for LMS and the Company. The Company intends to continue the efforts of raising additional capital in the same manner as LMS has been successful in doing so.
NOTE 14 — Warrants and Options
Warrants
The Company issued warrants to the stockholders of LMS who were entitled to receive warrants as a result of the merger. A summary of warrants issued, exercised, and expired is as follows:

Balance at December 31, 2006	33,333
Issued in June 2007	1,885,904
Exercised	—
Expired	—

Balance at June 30, 2007	1,919,237

Each warrant wil be callable by the Company at a price of $0.001 per warrant if the common stock underlying the warrants has been registered for resale and the Company’s common stock has traded at or above $2 per share for thirty days.
Options
LMS has been funded from operating revenues, from loans made by the Company’s founder, principal shareholder and President, Mark Libratore, in the amount of $3,254,002. Of that amount, Mr. Libratore converted $1,589,353 into paid-in capital of LMS, and so there remain outstanding to him loans in the principal amount of $1,664,649 plus accrued interest. The terms of such loans were approved by LMS’s board of directors, of which Mr. Libratore is the sole member. In connection with Mr. Libratore’s conversion of $1,589,353 of debt to equity and under the terms of the Private Placement and Merger Agreement, Mr. Libratore received and exercised 620,000 options in March 2007 and, beginning on June 1, 2007, 356,455 options monthly until a total number of 4,541,009 options are received. The options are exercisable at a price of $0.0001 per share. All previous agreements between the Company and Mr. Libratore relating to the conversion of debt to equity are rescinded. There can be no assurance that the terms of such loans, including the terms of conversion of loans into common stock and the options granted by Mr. Libratore on conversion, are those that could have been obtained in a transaction among unrelated parties. The Company has agreed to honor the agreement and issue options in the same amount and manner as LMS had agreed to.

NOTE 15 — 401 (K) Plan
The Company instituted a 401(K) in early 2007. The Company at its sole discretion may contribute to each participant’s account a percentage of the participant’s effective deferral. The matching contributions, if any, will be determined at the end of the Plan year. There is no current intent to do so at this time.
Employees with one year of service can elect to defer a minimum of 1% and the greater of a maximum of 90% of their annual wages or the maximum dollar amount allowed by law into the plan. The vesting schedule for the employees matching portion is based upon a graded vesting schedule.
NOTE 16 — Related Party Transactions
In 2007, three stockholders loaned LMS $45,055. LMS repaid stockholders who had lent funds to LMS in the current and prior year a total of $46,555.
The Company uses the services of Liberator Medical Services, Inc. (Services), a for profit company, to process the payroll for LMS. Services is owned by the majority stockholder and two other stockholders of the Company.
NOTE 17 — Subsequent Events
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $0.80 per share of 2,500,00 restricted shares of common stock, $0.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $0.001 par value, of the Company. The subscribe will receive payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ending three (3) years thereafter at a price of $1.60 per share.
NOTE 18 — Recent Accounting Pronouncements
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
Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company’s operating results or financial position.
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

Item 2.	Management’s Discussion of Financial Condition and Results of Operations.
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
Results of Operations
The Company had a net loss of $409,290 for the three months ended June 30, 2007, compared to a net loss of $516,859 for the comparable 2006 quarter. The Company had a net loss of $984,742 for the six months ended June 30, 2007, compared to a net loss of $949,150 for the comparable period in 2006.
The Company’s sales, cost of sales and general and administrative expenses for both the three- and six-month periods ended June 30, 2006 and 2007, were substantially similar, with the exception of payroll, interest expense, and professional fees. The Company’s payroll and payroll expense increased from $782,617 for the six months ended June 30, 2006, to $814,954 for the comparable 2007 period. The increase in payroll-related expenses is due to an increase in staffing necessary to accommodate what the Company anticipates will be increased product orders, for order fulfillment, and for collections.
The Company interest expense increased from $78,706 in the six month period ended June 30, 2006, to $204,809 for the comparable 2007 period, and from $42,336 to $96,649 for the three month periods ended June 30, 2006 and 2007. The increase in interest expense resulted from the Company’s incurring debt in order to finance its operations. See “Liquidity and Capital Resources,” below.
The Company also had material increases in professional fees related to the acquisition of LMS by the Company and to meeting the Company’s reporting obligations under the Securities Exchange Act of 1934. Professional fees increased by approximately $60,686 for the six months ended June 30, 2007, compared to the comparable 2006 period and by substantially the same amount for the quarter ended June 30, 2007, compared to the comparable 2006 quarter.

Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. We have financed our operations through both sales and placements of equity and debt securities.
We had $418,444 in cash as of June 30, 2007, representing an increase of $287,410 from December 31, 2006. Working capital as of June 30, 2007, was a deficiency of $431,835 compared to a working capital deficiency of $2,649,125 at December 31, 2006. This increase in cash and working capital in 2007 was primarily due to an increase of $412,005 in cash received from customers as the Company increased its collections, and from an increase in net cash flows provided by financing activities from $991,687 at December 31, 2006, to $1,283,627 at June 30, 2007, an increase of $291,940.
Net cash of $305,947 was provided by operating and financing activities during the six months ended June 30, 2007, an increase of $210,853 compared to the $95,094 provided during the period in 2006. The increase in cash received from customers from $1,060,113 for the six months ended June 30, 2006, compared to the $1,472,118 for the six months ended June 30, 2007, was due primarily to increased collections from our existing customers. However, for the same periods we increased our cash paid to employees and suppliers of goods and services from $1,858,119 to $2,264,661, an increase of $406,542, and paid interest of $201,633 compared to interest of $84,378 paid for the six months ended June 30, 2006, an increase of $117,255.
Financing Activities
Cash provided by financing activities increased to $1,283,627 for the six month period ended June 30, 2007, compared to $991,687 for the comparable six month period in 2006, as the Company received $312,260 from the proceeds of the sale of stock, $34,871 from shareholder loans, and $974,680 from proceeds of short-term notes and bridge loans.
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
Our plan for the next twelve months includes the following;
•	Obtain additional funding through a combination of debt and equity;

•	Increase advertising over the prior periods;

•	Increase our customer base;

•	Continue to service our current customer base and increasing the retention rate;

•	Increase the collections of our accounts receivable.

In order to implement our current business model, we have completed the following:
•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•	Leased a 25,000 square foot facility which has only been built out 50 percent to accommodate our current operations including room for growth. The other 50 percent will be built out in stages as additional growth requires the additional office space.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet with changing market conditions.
LMS will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to the chronically ill patients. LMS is reviewing The Centers for Medicare and Medicaid (CMS) Competitive Acquisition Plan (CAP) to determine what, if any, effects the CAP will have on their “Plan of Operation.”
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
Contractual Commitments
Since the organization of LMS, the capital equipment which was purchased includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures from LMS’ inception through June 30, 2007, were $1,255,485, of which $504,494 represents leasehold improvements to its new facility in Stuart, Florida. Capital expenditures for the six month period ended June 30, 2007, were $27,567. As of June 30, 2007, the Company had known contractual obligations of $1,885,785, comprised of current debt obligations and rent payable on its principal office facility.
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

Item 4T.	Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of 13a-15 or 15d-15 were not effective at the reasonable assurance level as a result of certain weaknesses in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.
Remediation of Certain Weaknesses and Changes in Internal Controls
As discussed in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, during the financial reporting process for the fiscal year end September 30, 2007, certain weaknesses in the Company’s internal control over financial reporting were identified, including inadequate policies and procedures with respect to review and oversight of financial results to insure that accurate consolidated financial statements were prepared and reviewed on a timely basis; a lack of sufficient accounting personnel and expertise to address the Company’s expanding and increasingly complex financial reporting needs; and inadequate review and account reconciliations, analyses and journal entries.
The Company is addressing these identified weaknesses by, among other things, conducting a search for additional experienced accounting and finance staff to bolster the Company’s internal capabilities and expertise. The Company has also established policies and procedures to prepare account analyses on a monthly basis. In addition the Company has instituted policies and procedures to efficiently close the books and records of the Company earlier to improve timely financial reporting with the Securities and Exchange Commission.
During the quarter ended September 30, 2008, management augmented its internal accounting resources by using external resources in connection with its review and completion of the financial reporting process. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended June 30, 2007 and June 30, 2006, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.
Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

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

LIBERATOR MEDICAL HOLDINGS, INC. Registrant

/s/ Mark A. Libratore	President	November 10, 2008

Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	November 10, 2008

Robert J. Davis