Form 10KSB
period 2008-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2008-12-15
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR

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
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒
State Registrant’s revenues for its most recent Fiscal year: $9,550,106
The aggregate market value of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on December 1, 2008, was approximately $8,427,904.
The number of shares outstanding of the issuer’s Common Stock as of December 1, 2008, was 32,050,366.
Transitional Small Business Disclosure Format (Check One):  ☐ Yes     ☒ No

LIBERATOR MEDICAL HOLDINGS, INC.

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
Background of the Company
Throughout this Report we use the terms “we,” “our Company,” and “us” to refer to Liberator Medical Holdings, Inc., and its consolidated subsidiaries and affiliates, and Liberator Medical Supply, Inc. (which is sometimes called “Liberator Medical”) and Liberator Health and Education Services, Inc., formerly known as Liberator Services Corporation.
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
On June 22, 2007, we completed the acquisition of Liberator Medical, a durable medical equipment company located in Stuart, Florida. The acquisition was consummated pursuant to a merger agreement entered into on June 18, 2007, whereby we agreed to merge our newly-created, wholly-owned subsidiary, Cardiff Merger, Inc., a Florida corporation, with and into Liberator Medical, with Liberator Medical being the surviving entity as our wholly-owned subsidiary. As a condition of the merger, we issued approximately 25,447,956 shares of our common stock to the stockholders of Liberator Medical. We also agreed to issue to the then current holders of Liberator Medical options and warrants exercisable to purchase shares of the Company’s common stock on terms and conditions equivalent to the existing terms and conditions of the respective Liberator Medical options and warrants. (See Item 10, “Executive Compensation—Outstanding Equity Awards at 2007 Fiscal Year End.”) Also, we appointed Liberator Medical’s President and Chief Executive Officer, Mark A. Libratore, to our board of directors and appointed him our President and Chief Executive Officer. As a condition of the merger agreement, the Company’s former president, Rubin Rodriguez, returned 9,990,000 shares to the Company for cancellation and, at closing of the merger, the Company issued 357,000 shares for services and 2,356,680 shares in exchange for debt. Accordingly, upon completion of the merger, the Company had approximately 28,411,135 shares of common stock issued and outstanding. For additional information concerning the combination of our Company with Liberator Medical, see Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and the Company’s Current Report on Form 8-K filed on June 29, 2007, with the Securities and Exchange Commission.

Background of Liberator Medical Supply, Inc.
Liberator Medical was incorporated in the State of Florida in July 1999. It is a provider of direct-to-consumer durable medical supplies, primarily to seniors. About seventy-five percent of Liberator Medical’s revenue is derived from four product lines, diabetes, urological, ostomy, and mastectomy. Liberator Medical provides a simple and reliable way for its patients to obtain supplies. Its employees communicates directly with its patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis and bills Medicare and third-party insurers on behalf of its patients. Liberator Medical markets its products directly to consumers, primarily through targeted media, direct-response television advertising and direct-response print advertising to patients throughout the United States. Its patient service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. Liberator Medical’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.
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

Target Market	Diagnosed	Undiagnosed	Current Market Size
Urological	N/A	N/A	$4.1 billion*
Diabetes	17 million	6 million	$91.8 billion
Mastectomy	3.2 million	N/A	$1.1 billion
Ostomy	600,000	N/A	$1.2 billion

Total	20.8 million	6 million	$98.2 billion

Source: Center for Disease Control 2005

* Market Intelligence Research Corp. Rand Health 2007
Mail Order Medical Supplies
The Company’s primary business is mail order medical supplies currently consisting of four primary product lines; urological, diabetes, mastectomy, and ostomy. We attract new patients to our mail order business through three sources. We communicate directly with potential patients through targeted television, internet, and print advertising. We have been able to commit substantial amounts of cash to advertising since the closing of the convertible debt offering on May 22, 2008. Subsequent to September 30, 2008, we closed on another convertible debt offering on October 17, 2008. With the funds from the two offerings, we plan to continue our growth in our mail order business through an ongoing program of direct-response television advertising. Our advertising campaign has resulted in a significant increase in patient enrollment and has been the primary driver behind the growth in sales. Sales from our mail order segment represented 94% and 80% of total net revenues for the fiscal year ended September 30, 2008 and the nine months ended September 30, 2007.
Retail Sales Store and Internet Sales
Customers can visit Liberator Medical’s retail store located in Martin County, Florida. The store enjoys high exposure since it is located on a major regional highway. Liberator Medical’s retail and internet sales have remained steady in this region over the past two years. The retail store offers a testing ground for selling new products. Liberator Medical has also created an ecommerce website (www.liberatormedical.com) which carries the same products offered through its mail order and retail businesses. Liberator Medical’s ecommerce initiative encompasses a dynamic web site configured to provide a comprehensive shopping experience for both professionals and customers. The web site has been designed utilizing the latest in technology in web software and high-end graphics providing pictures and descriptions of all items available for sale. Sales from our retail store and internet segment represented 6% and 20% of total net revenues for the fiscal year ended September 30, 2008 and the nine months ended September 30, 2007.
Other future enhancements will include user-friendly insurance claim forms that load quickly and can be printed or electronically submitted for reimbursement in real time. Professionals will be able to either make purchases at a wholesale level or refer clients to make their own purchases. Medicare will be billed upon request; however, it is expected that the telemarketers will have to contact customers to verify coverage and obtain all necessary information. Contacts made through the Internet will result in long-term relationships. Liberator Medical will also use telemarketing to reach out to its customers and generate repeat sales within each product line.
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

Sales and Marketing
Liberator Medical focuses on making the buying process easy and convenient. Customers can purchase by phone, mail, or over the Internet. This produces an annuity-like income with a high return on advertising dollars.
Liberator Medical’s growth will depend upon the success of its advertising campaigns. Liberator Medical believes that it has perfected a method of capturing initial and recurring sales through use of local, regional and national ad placement and maximizing the “drag” of each ad. Advertisements and placement drive customer leads. Sales reps handle inbound calls to establish initial contact, qualify the consumer, identify the need and close the sale. Aggressive contact management efforts, outbound mailings and outbound phone calls by sales reps on active leads and established customers results in re-orders, cross selling opportunities and higher conversion rates than traditional mail order businesses.
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
Pharmacy Opportunities
As the customer base continues to grow for Liberator Medical, there is an increasing potential for substantial sales upon entering into the pharmaceutical business. Diabetic consumers purchase an average of over $3,500 annually in medications and with a base of over 60,000 customers overall, the potential revenue stream is well in excess of $150M. Liberator Medical is considering starting a mail order pharmacy, but has not determined to proceed with this business.
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
Retail Stores
The medical supply industry has not changed much over the last ten years. Mainly a “mom and pop” industry, large corporations have not yet emerged. Customer service has not been added to the product mix as competitor retail facilities are understaffed and under trained. Liberator Medical provides dedicated resources, which open the door to Liberator Medical to offer personalized service and quality control to the customer. In the area of retail sales, Liberator Medical’s main location is in a high visibility, high traffic area.
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
Litigation
We are not presently subject to any material pending legal proceedings and, to the best of our knowledge no such actions against us or Liberator Medical are contemplated or threatened.
Technology Systems
Because customer service and billing Medicare are a major focus of its business, Liberator Medical has completed and installed one of the industry’s most popular, fully HIPPA compliant, and user-friendly billing systems. In addition to auto-billing to all four Medicare Regional Part B regional centers, it also generates billing to over 5000 insurance companies, nationwide. Medicare reimbursement and code requirements are kept current and posting of accounts receivable is done automatically from information downloaded from Medicare. Liberator Medical has written customized software integrated with the Network version of Goldmine to handle contact management, generate customized forms and mailings, and facilitate rapid intake of new customers following a carefully conceived intake protocol which captures and preserves essential customer data.

For communications, we utilize the 3Comm NBX 100 digital telephone system, which is capable of handling hundreds of phones and is easily operated in a Windows-friendly user interface. This system has the capacity to interface with our contact management systems and provide pop-up screens, and various other vital information management uses.
In March, 2005, we acquired three state-of-the-art high performance Dell PowerEdge 2850 hyper-threading Xeon dual-processor servers, redundant power supplies and 1 TB storage capacity and for back-up a Dell Poweredge tape back up with 5 TB compressed capacity. For power-back up, we have an APC 4kba battery back up (8 hours) for our main servers, and for our 5 other servers, we have three APC 1400’s (1 hour each). We use various Microsoft operating systems (NT 4.0, NT 4.0 Server, Win 2000, Win XP Professional, Windows Server 200.) and various third-party licensed Microsoft Windows-friendly applications including Fastrack for customer ordering and electronic order submissions, Goldmine for pre-customer sales lead and customer CRM, Medforce Scan for digital document imaging, SQL Server 2000 for database management, UPS Worldship 7.0+ for shipment processing and tracking and Microsoft Visual Basic for special-purpose application-specific applications.
We subcontract the hosting and maintenance of the www.liberatormedical.com web site to VGM Forbin located in Waterloo, Iowa. Credit card information is processed using industry-standard secure 128-bit SSL (secure-sockets-layer) web sessions and credit card information is never stored in the associated Liberator SQL backend database to reduce liability risks.
Intellectual Property
As of the date of this Report, we have one registered trademark/servicemark, “Liberator” and our stylized logo.
Employees
We do not have any employees; however, Liberator Medical Supply, a direct wholly-owned subsidiary of ours, has three employees and Liberator Health and Education Services, an indirect wholly-owned subsidiary of ours, has seventy-three full-time employees who provide services to us. No employee of ours or Liberator Medical Supply or Liberator Health and Education Services, is a member of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good.
Risks and Uncertainties
Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:
Risks Relating to Our Business as a Result of the Liberator Medical Acquisition
     •     We have incurred significant net losses every year since our inception, including net losses of $1,308,902 for the year ended September 30, 2008, $1,968,242 for the nine months ended September 30, 2007, $2,295,240 for the year ended December 31, 2006, and $1,097,467 for the year ended December 31, 2005. As of September 30, 2008, we had an accumulated deficit of $10,494,423. To achieve profitability, we will need to generate and sustain substantially higher revenues than we have to date while achieving reasonable cost and expense levels. We may not be able to generate enough revenue to achieve profitability. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
     •     From inception we have maintained staffing and other operating expenses equivalent of a business with greater revenues than we have achieved. We have built out and occupy 83% of the 30,000 square feet of leased premises in Stuart, Florida, to accommodate our growth. We cannot be sure that our existing staffing levels will be sufficient if we expand as rapidly as we believe possible. Any expansion will create significant demands on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain these resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.
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

     •     We may not be able to market our mail order products or otherwise to operate our mail order business segment at a profit because of marketing costs, competition, or other reasons not now foreseen.
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
     •     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:
-	changes in reimbursement guidelines and amounts;

-	changes in regulations affecting the healthcare industry;

-	changes in the mix or cost of our products;

-	the timing of customer orders;

-	the timing and cost of our advertising campaigns; and

-	the timing of the introduction or acceptance of new products and services offered by us or our competitors.
     •     We may make acquisitions that will strain our financial and operational resources.
     •     We regularly review potential acquisitions of businesses and products. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:
-	diversion of the attention of senior management from important business matters;

-	amortization of substantial intangible assets;

-	difficulty in retaining key personnel of an acquired business;

-	failure to assimilate operations of an acquired business;

-	failure to retain the customers of an acquired business;

-	possible operating losses and expenses of an acquired business;

-	exposure to legal claims for activities of an acquired business prior to acquisition; and

-	incurrence of debt and related interest expense.

     •     The success of the Company will largely be dependent on Mark Libratore, Liberator Medical’s founder and our President and Chief Executive Officer, who is responsible for the day-to-day management of the business. Loss of Mr. Libratore’s services, either through retirement, incapacity or death, may have a material adverse effect on the Company. The Company has $2,000,000 of key man insurance on Mr. Libratore’s life, with the Company as the beneficiary of $1,000,000 and his wife, Cynthia Libratore, the beneficiary of $1,000,000.
     •     Our indebtedness aggregated approximately $6.8 million as of September 30, 2008. As a result, we are subject to the risks associated with significant indebtedness, including:
•	we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;

•	it may be more difficult and expensive to obtain additional funds through financings, if available at all;

•	we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•	if we default under any of our outstanding notes or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.
     •     As of December 11, 2008, Mark Libratore, our sole director and President and Chief Executive Officer, held approximately 48.81% of our common stock, excluding options to purchase up to 4,021,009 shares of our common stock. As a result, Mr. Libratore has the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders including purchasers in this offering may vote, including the following actions:
•	the election of directors;

•	adoption of stock option plans;

•	the amendment of charter documents; or

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.
     •     We do not have a majority of independent directors serving on our board of directors and we cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors.
     •     Mark Libratore, our sole director, has outstanding notes in the principal amount of $1,664,649 as of September 30, 2008. These notes bear interest at an annual rate of eight percent to eleven percent (8% — 11%). Mr. Libratore has committed not to call any of his notes payable in the near future although our obligations to Mr. Libratore are payable on demand and are not collateralized. There are no assurances that we will (i) be able to repay the notes when due under the terms of the current agreement or (ii) that Mr. Libratore will not call any of his notes payable. See “Certain Relationships and Related Transactions.”

Risks Relating to Ownership of Our Common Stock
     •     We cannot assure you that there will be an active trading market for our common stock and it could be difficult for holders of our common stock to liquidate their shares.
Even though we expect our common stock to continue to be quoted on the Pink Sheets, we expect to become quoted on the OTC Bulletin Board sometime during our 2nd quarter 2009. We cannot predict the extent to which a trading market will develop or how liquid that market might become. Because only a small percentage of our outstanding shares are freely traded in the public market, the price of our shares could be volatile and liquidation of a person’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.
     •     We do not anticipate paying dividends in the foreseeable future, which could make our stock less attractive to potential investors.
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
     •     Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.
Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the 32,050,366 shares of our common stock issued and outstanding, there are another 167,949,634 shares of authorized but unissued common stock that may be issued in the future.
     •     Our bylaws contain provisions which could make it more difficult for a third party to acquire us without the consent of our board of directors. Our bylaws impose restrictions on the persons who may call special shareholder meetings. Furthermore, the Nevada Revised Statutes contain an affiliated transaction provision that prohibits a publicly-held Nevada corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an “interested stockholder” unless, among others, (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder or (ii) the transaction is approved by the holders of a majority of the corporation’s voting shares other than those owned by the interested shareholder. An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation’s outstanding voting shares. This provision may have the effect of delaying or preventing a change of control of our company even if this change of control would benefit our shareholders.
     •     Trading in our shares is subject to certain “penny stock” regulation, which could have a negative effect on the price of our shares in the public trading market.
     •     Public trading of our common stock on the OTCBB is subject to certain provisions, commonly referred to as the penny stock rules, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These require a broker dealer to:
-	make a special suitability determination for purchasers of penny stocks;

-	receive the purchaser’s written consent to the transaction prior to the purchase; and

-	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.
Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item 2.	Description of Property
Liberator Medical rents 30,000 square feet of space at its headquarters in Stuart, Florida, at a monthly rental of $35,000. Our lease expires on July 31, 2012. Of that space, approximately 12,000 square feet house our call center and administrative offices and approximately 13,000 used for our warehouse and shipping. The remaining 5,000 square feed is being built out for additional call center and administrative offices. Liberator Medical also rents an additional 7,000 square feet of space in Stuart, of which 4,000 square feet are used for its retail sales facility and the balance for storage. Liberator Medical has made arrangements for several of the nation’s largest medical distributors to drop ship thousands of different kinds of products anywhere in the US for modest handling charges, which reduces the space necessary for storage.
We believe that our existing facilities are suitable as office, storage and laboratory space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise

Item 3.	Legal Proceedings
From time to time, the Company is a party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Stockholders held on September 10, 2008, the following proposals were adopted by the vote specified below:

	For	Against	Abstain

Election of Director Mark Libratore	21,126,885	-0-	88,154

Adoption of Employee 2007 Stock Plan	18,556,050	92,340	2,566,649

Ratification of Berenfeld, Spritzer, Shechter & Sheer, LLP	21,206,835	8,000	204

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The Company’s common stock is quoted on the OTC Pink Sheets under the symbol LBMH.PK (previously CDFO). Our common stock traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “LBMH” from September 4, 2007 until February 13, 2008. On February 14, 2008, we were not eligible for trading on the OTCBB because we had not timely filed three periodic reports over a two-year period and our common stock began to trade on the Pink Sheets. The Company has been unable to obtain any historical information with respect to trading in its common stock or market makers prior to July 12, 2007. The numbers below reflect our high and low bid information for the period which began July 12, 2007, and ended September 30, 2008.

	Stock Price
	High	Low
Quarter Ended:
September 30, 2007	$2.75	$1.10
December 31, 2007	$1.80	$.75
March 31, 2008	$1.35	$.41
June 30, 2008	$1.00	$.55
September 30, 2008	$1.05	$.48
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
As of November 26, 2008, the Company had approximately 1,544 shareholders of record of the Company’s common stock. However, a significant number of shares of the Company’s common stock are held in “street name” by brokers on behalf of shareholders and are therefore held by many beneficial owners.
As of September 30, 2008, there were 32,050,366 shares of the Company’s common stock issued and 32,050,366 shares outstanding. Of those shares, there were no “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because no shares were issued and sold by the Company in private transactions not involving a public offering during the preceding six months.
On November 15, 2007, the SEC adopted changes to Rule 144 which took effect on February 15, 2008. Rule 144, as amended, provides that a person who is not affiliated with us holding restricted securities for six months may sell such shares without restriction. A person who is affiliated with us and who has held restricted securities for six months will be able to sell such shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume. Such sales could have a depressive effect on the price of our common stock in the open market.
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
Recent Sales of Unregistered Securities
All prior sales of unregistered securities have been reported in prior filings.

Item 6.	Management’s Discussion and Analysis or Plan of Operation
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-KSB. Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors, including, but not limited to, those described in the subsection titled “Risk Factors,” located in Part I, Item 1, of this Form 10-KSB.
Liberator Medical Supply, Inc., licensed in the State of Florida and a federally approved Medicare Participating Provider, is a direct-to-consumer, provider of Medicare Part B Benefits focused on supplying medical supplies in a retail environment, and via the Internet in the United States. We distribute a full range of medical products which address the healthcare needs of our customers.
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
On August 20, 2007, the Company changed its Fiscal year end from December 31 to September 30. Accordingly, the following information relates to the results of operations for the fiscal year which began on October 1, 2007 and ended on September 30, 2008 (twelve months), and the fiscal year which began on January 1, 2007, and ended on September 30, 2007 (nine months).

Results of Operations
The following table summarizes the results of operations for the fiscal year ended September 30, 2008, and the nine months ended September 30, 2007:

	2008		2007
	Amount	%	Amount	%

Sales	$9,550,106	100.0	$2,250,368	100.0
Cost of Sales	3,439,427	36.0	951,298	42.3

Gross Profit	6,110,679	64.0	1,299,070	57.7
Selling and G & A Expenses	6,911,752	72.4	3,154,549	140.2

Income (Loss) from Operations	(801,073)	(8.4)	(1,855,479)	(82.5)
Other Income (Expense)	(507,829)	(5.3)	(112,763)	(5.0)

Income (Loss) Before Income Taxes	(1,308,902)	(13.7)	(1,968,242)	(87.5)
Income Taxes	—	—	—	—

Net Income (Loss)	$(1,308,902)	(13.7)	$(1,968,242)	(87.5)

The Company had a net loss of $1,308,902 for the year ended September 30, 2008 (“Fiscal 2008”), compared to a net loss of $1,968,242 for the nine months ended September 30, 2007 (“Fiscal 2007”).
The following table summarizes the unaudited quarterly results of operations for the Fiscal Years 2008 and 2007.

	Quarter Ended
	December 31		March 31	June 30	September 30

Fiscal Year 2008
Sales		$1,429,465	$1,425,293	$2,444,400	$4,250,948
Gross profit		907,840	911,716	1,554,717	2,736,406
Net income (loss)		(579,175)	(644,998)	(217,835)	133,106
Income (Loss) per share — basic and diluted *		$(0.02)	$(0.02)	$(0.01)	$0.00

Fiscal Year 2007
Sales	$	n/a	$657,877	$775,773	$816,718
Gross profit		n/a	365,354	447,363	486,353
Net loss		n/a	(555,886)	(409,290)	(1,003,066)
(Loss) earnings per share — basic and diluted *	$	n/a	$(0.02)	$(0.02)	$(0.03)

*	For fiscal year 2008, the sum of the quarterly earnings (loss) per share amounts differs from the amounts reflected in the accompanying consolidated statement of operations due to rounding.
Revenue
The Company’s sales increased from $2,250,368 for Fiscal 2007 to $9,550,106 for Fiscal 2008, an increase of 324.4%. On an annualized basis, sales increased by 218.3% in Fiscal 2008 compared to Fiscal 2007. The increase in sales occurred in the mail order segment of our business. This increase was a result of a substantial advertising campaign to obtain new mail-order customers. The retail and internet segments of our business remained substantially the same as the prior year annualized sales.

The Company’s interest expense increased from $217,108 for Fiscal 2007 to $520,015 in Fiscal 2008, an increase of 139.5%, but when calculated on an annualized basis interest expense increased approximately 79.6% as the Company continued to fund operations in part with additional borrowings.
The Company’s payroll, payroll taxes and benefits increased from $1,364,523 for the nine months ended September 30, 2007, compared to $2,684,870 for the year ended September 30, 2008, an increase of 96.8%, on an annualized basis an increase of 47.6%. Similarly, the Company’s advertising expenses increased from $133,690 for Fiscal 2007 compared to $469,710 for Fiscal 2008, an increase of 251.3%, but on an annualized basis an increase of 163.5%. The Company’s professional fees increased from $422,847 for the Fiscal 2007 compared to $728,841 for Fiscal 2008, an increase of 72.4%, but on an annualized basis an increase of 29.3% as the Company was subject to the reporting requirements of the Securities Exchange Act of 1934 for a full year versus approximately 3 months following its combination with Liberator Medical in June 2007. Bad debt expenses increased from $347,938 for Fiscal 2007 compared to $1,041,887 for Fiscal 2008, and increase of 199.4%, but on an annualized basis and increase of 124.6%. Other administrative expenses increased from $423,931 for Fiscal 2007 to $1,316,078 for Fiscal 2008, an increase of 210.4%, but on an annualized basis and increase of 132.8%.
The Company invested $1,567,037 into advertising over the past year. Most of the investment, approximately $1,280,000, was made in the last five months of Fiscal 2008. This investment in advertising was the driving force that catapulted our quarterly sales from $816,659 for the three months ended September 30, 2007, to $4,250,948 for the three months ended September 30, 2008, an increase of 420.5%. The net income (loss) for the periods was a ($983,500) loss for the three months ended September 30, 2007, compared to $133,106 of income for the three month period ended September 30, 2008.
Sales for the three months ended September 30, 2008 increased by $1,806,548 over the sales for the three months ended June 30, 2008. The increase in net income for the same period was $350,941, which was 19.5 percent of the sales increase.
Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. We have financed our operations through both sales and placements of equity and debt securities.
The Company had cash of $1,173,018 at September 30, 2008, compared to cash of $176,820 at September 30, 2007, an increase of $996,198. The Company had working capital as of September 30, 2008, of $1,730,700, compared to a working capital deficit of ($682,136) at September 30, 2007. This increase in cash and working capital in 2008 is due substantially to a May 22, 2008, long-term convertible debt offering of $3,500,000. The Company had net cash flows provided by financing activities of $4,665,076 during Fiscal 2008 compared to $1,200,270 during the nine months ended September 30, 2007.
The Company received cash from customers of approximately $6,811,000 in Fiscal 2008 compared to approximately $2,130,000 in Fiscal 2007, an increase of approximately 140% on an annualized basis. We increased our cash paid for payroll related expenses to approximately $2,685,000 for Fiscal 2008 from approximately $1,365,000 for Fiscal 2007, an increase of approximately 48% on an annualized basis. For Fiscal 2008, we paid interest of approximately $520,000 compared to interest of approximately $217,000 for Fiscal 2007, an increase of approximately 80% on an annualized basis.
Financing Activities
Cash provided by financing activities increased from $1,200,270 for the nine-month period ended September 30, 2007, to $4,665,076 for the fiscal year ended September 30, 2008. In Fiscal 2008, the Company realized proceeds from the sale of stock of $787,000 compared to $640,504 for Fiscal 2007 and received proceeds from the issuance of convertible debt of $4,073,000 in Fiscal 2008 compared to $877,655 from the issuance of bridge loans in Fiscal 2007.

Outlook
The Company has built an infrastructure that it believes is capable of handling a substantially higher sales volume at very low incremental cost, so that while the Company’s operating expenses and cash used in its operating activities are anticipated to continue to increase for the next twelve months at substantially lower incremental general and administrative expenses, the Company expects that its revenues will increase significantly during that period through the implementation of its advertising and marketing programs. Management believes that the outlook for the demand for the Company’s products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that the Company provides. The Company does not anticipate any major changes in Medicare reimbursement in 2009, nor in any other reimbursement programs available from other third-party payors. We applied for and were approved as a participating provider for Medicare. A participating provider is required to accept assignment for all Medicare allowable charges.
We anticipate that our ability to meet our cash requirements may continue to be dependent on our ability to complete sales of our securities, whether on a debt or equity basis. There can be no assurance, of course, as to the amount or timing of the proceeds we may receive from the sale of our securities, or whether the proceeds of such sales will be sufficient, together with the cash provided from our operating activities, to meet our operating expenses. However, we believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable, the sale of products, and the proceeds of the sale of our debt and equity securities will be sufficient to meet our cash requirements during the next twelve months.
Our current assets of $5,456,885 exceed our current liabilities of $3,726,185 by $1,730,700.
Our plan for the next twelve months includes the following:
-	Obtain additional funding through a combination of debt and equity;

-	Increase advertising;

-	Increase our customer base;

-	Continue to service our current customer base and increasing the retention rate;

-	Increasing our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both.

•	Retained two investment relations firms to further enhance our long-term capital requirements.

•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•	Leased a 25,000 square foot facility which has only been built out 83 percent to accommodate our current operations including room for growth. The other 17 percent will be built out in stages as additional growth requires the additional office space. Leased an additional 5,000 square foot facility next door to our current facility from our current landlord. We expect to build out this facility during the second quarter of FY 2009.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet with changing market conditions.
Liberator Medical will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to the chronically ill patients
Contractual Commitments
Since the organization of Liberator Medical, the capital equipment which was purchased includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures from Liberator Medical’s inception through September 30, 2008, were $1,527,000, of which $618,000 represents leasehold improvements to its new facility in Stuart, Florida. As of September 30, 2008, the Company had known contractual obligations of $7,355,921, comprised of current debt obligations and the 4 years remaining of rent payable on its principal office facility.
Off-Balance Sheet Arrangements
As of September 30, 2008, we had no material off-balance sheet arrangements.

Item 7.	Financial Statements
The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet — September 30, 2008

Consolidated Statements of Operations — for the year ended September 30, 2008 and the nine months ended September 30, 2007

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) — for the year ended September 30, 2008 and the nine months ended September 30, 2007

Consolidated Statements of Cash Flows — for the year ended September 30, 2008 and the nine months ended September 30, 2007

Notes to the Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no disagreements with our independent registered accounting firms on accounting and financial disclosure.

Item 8A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective enough to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by the Securities and Exchange Act of 1934 Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, not absolute, assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was effective as of September 30, 2008.
This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Remediation of Certain Weaknesses and Changes in Internal Controls
As discussed in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, filed with the SEC on January 18, 2008, during the financial reporting process for the fiscal year end September 30, 2007, certain material weaknesses in the Company’s internal control over financial reporting were identified, including (i) inadequate policies and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis; (ii) inadequate number of individuals with U.S. GAAP experience; and (iii) inadequate review of account reconciliations, analyses and journal entries.

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its sole board member have taken the following steps during the year ended September 30, 2008:
•	The Company has engaged a consulting firm with an individual with U.S. GAAP knowledge to assist in the establishment of policies and procedures and to review the financial results to insure that accurate consolidated financial statements are prepared and reviewed on a timely basis.

•	The Company has implemented additional policies and procedures to assure that account reconciliations, account analysis, and journal entries are reviewed on a timely basis.
The Company believes the above measures have reduced the risks associated with the matters previously identified by the Company’s independent registered public accounting firm as material weaknesses. This process is ongoing, however, and the Company’s management and the sole Director will continue to monitor the effectiveness of the Company’s internal controls and procedures on a continual basis and will take further action as appropriate.
Changes in Internal Controls
During our most recent fiscal quarter the Company engaged a consulting firm with an individual with U.S. GAAP knowledge to assist in the establishment of policies and procedures and to review the financial results to insure that accurate consolidated financial statements are prepared and reviewed on a timely basis. The Company’s management believes this reduces the risks previously identified by the Company’s independent registered public accounting firm as a material weakness.
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
Item 8B. Other Information
     None

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
As of September 30, 2008, the Executive Officers and Directors of the Company were:

Name	Age	Position(s) with the Company
Mark Libratore	57	President, Chief Executive Officer, Director
Robert Davis	62	Chief Financial Officer
John Leger	53	Chief Operating Officer
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the year ended September 30, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.
Code of Ethics
The Company adopted a formal code of ethics on January 14, 2008. A copy of the Company’s code of ethics is posted on our website, www.liberatormedical.com, in the investor relations section.
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
Compensation Discussion and Analysis
The individuals who served as our chief executive officer, our chief financial officer, and our chief operating officer during Fiscal year ended September 30, 2008, are referred to in this Form 10-KSB as the “Named Executive Officers.” We do not have a Compensation Committee because there is only one director, our Chief Executive Officer and President. Compensation for the Named Executive Officers was determined by our President as the sole Director. We plan to expand the Board in Fiscal 2009 and, if feasible, to establish a Compensation Committee comprised of independent directors.
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

Employment and Consulting Agreements
We have entered into employment contracts with the three Named Executive Officers. There are no consulting agreements with any of our Named Executive Officers. See the copies of the employment agreements which are included as attachments to this report.
Summary Compensation Table
The following table provides summary information regarding compensation earned by the Named Executive Officers during the fiscal year ended September 30, 2008, and the nine month period ended September 30, 2007.

Name and principal			Bonus	Option	All Other
position	Year	Salary($)	($)	Awards($)	Compensation($)	Total($)
Mark A. Libratore	2008	$130,013	$24,713	$12,894	$40,078	$207,698
President and Chief	2007	$95,000	$-0-	$-0-	$17,907	$112,907
Executive Officer

Robert Davis	2008	$92,497	$19,951	$15,892	$2,458	$130,798
Chief Financial Officer	2007	$65,769	$-0-	$-0-	$2,458	$68,227

John Leger	2008	$125,017	$17,332	$9,536	$2,458	$154,343
Chief Operating Officer	2007	$91,346	$-0-	$-0-	$2,458	$93,804
All Other Compensation Table
The All Other Compensation in the Summary Compensation Table expenses paid on behalf of the Named Executive Officers was for health insurance, life insurance, transportation and certain other personal expenses.
Outstanding Equity Awards at 2008 Fiscal Year End
On September 14, 2007, the Company issued options to the Named Executive Officers and others under the Company’s 2007 Stock Plan. On January 2, 2008, the Company rescinded all outstanding options effective as of their date of issuance because they did not conform to the 2007 Stock Plan. Accordingly, there were no outstanding equity awards at 2007 fiscal year end. On January 2, 2008, the Company issued new options under, and in conformity with, the Company’s 2007 Stock Plan to the Named Executive Officers and others in the same amounts, and under the same terms, as the rescinded options. On February 16, 2008, the Company rescinded all outstanding options effective as of their date of issuance. Also on February 16, 2008 the Company issued new options under, and in conformity with, the Company’s Stock Plan to certain employees, not including the Named Executive Officers, in the same amounts, and under the same terms, as the rescinded options. On April 14, 2008, The Company issued new options under and in conformity with, the Company’s Stock Plan to the Named Executive Officers and one other employee, in the same amounts, and under the same terms, as the rescinded options. The Company’s outstanding equity awards at fiscal year end are set forth in the following table:

OUTSTANDING EQUITY AWARDS AT YEAR END

	Option Awards
			Equity incentive
			Plan awards:
	Number of	Number of	Number of
	Securities	securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	unexercised	Unexercised	Option	Option
	Options(#)	options	Unearned	Exercise	Expiration
	exercisable	unexercisable	Options(#)	Price($)	Date
Mark Libratore	50,000	50,000	100,000	$0.825	April 14, 2013
Robert Davis	50,000	50,000	100,000	$0.750	April 14, 2013
John Leger	30,000	30,000	60,000	$0.750	April 14, 2013
Potential Payments Upon Termination
Employment and Consulting Agreements
We have employment agreements with the Named Executive Officers and one additional employee. These employment agreements provide for potential payments upon termination. See the attachments for a copy of each agreement.
2007 Stock Plan
Our 2007 Stock Plan (the “2007 Plan”) was adopted by our board of directors and was approved by our stockholders at our annual stockholder meeting on September 10, 2008. Stock options, stock appreciation rights, or SARs, stock awards and cash awards may be granted under the 2007 Plan. Each is referred to as an award in the 2007 Plan. Options granted under the 2007 plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986, as amended, or “non-statutory stock options.”
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
The following table presents details of Liberator’s equity compensation plan as of September 30, 2008:

		Weighted-
	Stock Options	Average Exercise	Shares Available
	Outstanding	Price per Share	To Grant
2007 Employee Stock Incentive Plan	480,000	$0.77	520,000
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

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding ownership of shares of our common stock, as of December 12, 2008:
•	by each person known by us to be the beneficial owner of 5% or more of our common stock;

•	by each of our directors and executive officers; and
•	by all of our directors and executive officers as a group.
Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership as of December 12, 2008 was based on 32,050,366 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Liberator Medical Holdings, Inc., 2979 SE Gran Park Way, Stuart, Florida 34997.

Name and Address	Number of Shares		Percent
5% Beneficial Owners:

Shaihesh C. Zaveri (1)	2,985,342		8.96%
and Mayuri S. Zaveri 6559 N. Country Club Rd. Mattoon, IL 61938

Millennium Partners, L.P.(2)	3,500,036	(3)	9.99%
c/o Millennium Management LLC 666 Fifth Avenue, 8th Floor New York, NY 10103

Directors and Executive Officers:

Mark A. Libratore	19,638,867	(4)	54.42%
President and Chief Executive Officer and Director 2979 SE Gran Park Way Stuart, FL 34997

Robert Davis, Chief Financial Officer	193,000	(5)	*
2979 SE Gran Park Way Stuart, FL 34997

John Leger, Vice President, Operations	145,000	(6)	*
2979 SE Gran Park Way Stuart, FL 34997

All directors and executive officers as a group (3 persons)	19,976,867	(7)	55.1%

Less than one percent (1%).

(1)	Information with respect to the reporting person is derived from a Schedule 13G/A filed with the SEC on behalf of the reporting person on February 13, 2008.

(2)	Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the managing partner of Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), and the manager of Millenco LLC, a Delaware limited liability company (“Millenco”), and consequently may be deemed to have voting control and investment discretion over securities owned by Millennium Partners or Millenco. Israel A. Englander is the managing member of Millennium Management and as a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millennium Partners or Millenco. The foregoing information is derived from the reporting person and a Schedule 13D filed with the SEC on behalf of the reporting person on June 2, 2008.

(3)	Represents an aggregate of (i) 515,000 shares of our common stock held by Millenco, (ii) 4,375,000 shares of our common stock issuable upon conversion of an outstanding senior convertible note held by Millennium Partners in the original principal amount of $3,500,000, at an initial conversion price of $0.80 per share, subject to adjustment, which matures on May 22, 2010, (iii) 3,333,334 shares of our common stock issuable upon conversion of an outstanding senior convertible note held by Millennium Partners in the original principal amount of $2,500,000, at an initial conversion price of $0.75 per share, subject to adjustment, which matures on October 17, 2010, (iv) 4,375,000 shares of our common stock issuable upon exercise of a warrant held by Millennium Partners at an initial exercise price of $1.00 per share, subject to adjustment, which has a term of five years, and (v) 1,166,667 shares of our common stock issuable upon exercise of a warrant held by Millennium Partners at an initial exercise price of $1.25 per share, subject to adjustment, which has a term of three years; provided, however, that the number of shares of our common stock into which such senior convertible notes and warrants is limited pursuant to the terms of the senior convertible notes and the warrants to that number of shares of our common stock which would result in Millennium Partners (together with its affiliates) having aggregate beneficial ownership of not more than 9.99% of our total issued and outstanding common stock. Thus, as of December 12, 2008, Millennium Partners may be deemed to beneficially own approximately 3,500,036 shares of our common stock, which represents approximately 9.99% of the outstanding shares of the issued and outstanding shares of our common stock as of such date.

(4)	Includes 3,996,009 shares underlying options exercisable by Mr. Libratore within 60 days of December 12, 2008. Does not include 25,000 shares underlying options that are not exercisable within 60 days of December 12, 2008.

(5)	Includes 75,000 shares underlying options exercisable, and 18,000 shares underlying convertible debt and warrants convertible or exercisable, as the case may be, by Mr. Davis within 60 days of December 12, 2008. Does not include 25,000 shares underlying options that are not exercisable within 60 days of December 12, 2008.

(6)	Includes 45,000 shares underlying options exercisable by Mr. Leger within 60 days of December 12, 2008. Does not include 15,000 shares underlying options that are not exercisable within 60 days of December 12, 2008.

(7)	See Footnote Nos. (4) through (6)

Item 12.	Certain Relationships and Related Transactions, and Director Independence
Mark Libratore, the President and Chief Executive Officer of both the Company and Liberator Medical, has loans outstanding to Liberator Medical in the amount of $1,664,649 at September 30, 2008. These notes bear interest at an annual rate of eight percent (8%) on $1,000,000 and eleven percent (11%) on $664,649 and, pursuant to the Company’s acquisition of Liberator Medical, have been assumed by the Company. Mr. Libratore has committed not to call any of his notes payable through October 1, 2009. The Company’s obligations to Mr. Libratore are payable on demand and are not collateralized.

Item 13.	Exhibits
The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number	Description

31.1	Section 302 Certificate of Chief Executive Officer (1)

31.2	Section 302 Certificate of Chief Financial Officer (1)

32.1	Section 906 Certificate of Chief Executive Officer (1)

32.2	Section 906 Certificate of Chief Financial Officer (1)

33.1	Employment Agreement with Mark Libratore (1)

33.2	Employment Agreement with Robert J. Davis (1)

33.3	Employment Agreement with John Leger (1)

(1)	Filed herewith.

Item 14.	Principal Accountant Fees and Services
The following table sets forth fees billed or estimated to be billed to the Company by the Company’s independent auditors for the year ended September 30, 2008, and nine months ended September 30, 2007, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Fiscal Year ended
	September 30,
	2008	2007
Audit fees	$90,300	$82,500
Audit related fees	—	3,000
Tax fees	13,700	15,000
All other fees	—	—

Total fees	$104,000	$100,500

The engagement of Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants, as the Company’s independent registered public accounting firm for the Fiscal year ended September 30, 2008, was ratified and approved by the Board of Directors of the Company on September 10, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.
Dated: December 15, 2008	By:	/s/ Mark A. Libratore
Mark A. Libratore, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

Signatures	Titles	Date
/s/ Mark A. Libratore	President, Chief Executive Officer and Director	December 15, 2008
/s/ Robert J. Davis	Chief Financial Officer	December 15, 2008

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	32

Consolidated Balance Sheet — September 30, 2008	33

Consolidated Statements of Operations — for the year ended September 30, 2008 and the nine months ended September 30, 2007	34

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) — for the year ended September 30, 2008 and the nine months ended September 30, 2007	35

Consolidated Statements of Cash Flows — for the year ended September 30, 2008 and the nine months ended September 30, 2007	36

Notes to the Consolidated Financial Statements	37

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Liberator Medical Holdings, Inc. and Subsidiaries
We have audited the consolidated balance sheet of Liberator Medical Holdings, Inc. and Subsidiaries (the Company), as of September 30, 2008, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year ended September 30, 2008 and the nine month period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberator Medical Holdings, Inc. and Subsidiaries as of September 30, 2008, and the results of its operations and its cash flows for the year ended September 30, 2008 and the nine month period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
Berenfeld Spritzer Shechter & Sheer LLP
Certified Public Accountants
Fort Lauderdale, Florida
December 15, 2008

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2008

2008
Assets

Current Assets
Cash	$1,173,018
Accounts receivable, net of allowance for doubtful accounts of $1,055,606	2,405,102
Prepaid expenses	321,182
Inventory, net of allowance for obsolete inventory of $50,000	785,884
Deferred advertising, current portion	769,851
Other	1,848

Total Current Assets	5,456,885

Property and Equipment
Property and Equipment, net of accumulated depreciation of $714,641	815,833

Other Assets
Deferred advertising, net of current portion	660,524
Deferred Loan Costs	492,821
Deposits	100,089

Total Other Assets	1,253,434

Total Assets	$7,526,152

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$900,448
Accrued liabilities	289,848
Stockholder loan	1,664,649
Convertible notes payable, net of unamortized discount of $56,833	772,163
Capital lease obligations, current portion	50,816
Deferred rent liability, current portion	48,261

Total Current Liabilities	3,726,185

Long-Term Liabilities
Convertible notes payable, net of unamortized discount of $748,921	2,788,704
Capital lease obligations, net of current portion	82,155
Deferred rent liability, net of current portion	214,215

Total Long-Term Liabilities	3,085,074

Total Liabilities	6,811,259

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 32,050,366 shares issued and outstanding	32,050
Additional paid-in capital	11,177,266
Accumulated deficit	(10,494,423)

Total Stockholders’ Equity	714,893

Total Liabilities and Stockholders’ Equity	$7,526,152

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the year ended September 30, 2008 and the nine months ended September 30, 2007

	2008	2007

Sales	$9,550,106	$2,250,368

Cost of Sales	3,439,427	951,298

Gross Profit	6,110,679	1,299,070

General and Administrative Expenses
Payroll, payroll taxes and benefits	2,684,870	1,364,523
Advertising	469,710	133,690
Insurance	53,469	32,103
Rent	403,466	291,867
Professional fees	728,841	422,847
Bad debts	1,041,887	347,938
Depreciation	213,431	137,650
Administrative	1,316,078	423,931

Total General and Administrative Expenses	6,911,752	3,154,549

Loss from Operations	(801,073)	(1,855,479)

Other Income/Expense
Forgiveness of Debt	—	107,776
Loss on Sale of Assets	—	(3,490)
Interest Expense	(520,015)	(217,108)
Interest Income	12,186	59

Total Other Income	(507,829)	(112,763)

Loss before Income Taxes	(1,308,902)	(1,968,242)

Provision for Income Taxes	—	—

Net Loss	$(1,308,902)	$(1,968,242)

Weighted average basic and diluted common shares outstanding	31,767,839	27,265,116

Basic and diluted loss per common share	$(0.04)	$(0.07)

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the year ended September 30, 2008 and the nine months ended September 30, 2007

	Par $.001				Total
	Common	Common	Paid in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2006	21,724,084	$21,724	$4,990,253	$(6,981,002)	$(1,969,025)

Sale of common stock, prior to merger	1,234,375	1,234	450,266	—	451,500

Common stock issued on conversion of debt	2,489,497	2,490	1,884,866	—	1,887,356

Stockholder Equity of Cardiff Communications, Inc. at merger	2,963,179	2,963	154,122	(245,554)	(88,469)

Prior years retained earnings -Liberator Services Corporation	—	—	—	9,277	9,277

Debt conversion at offering	75,000	75	43,425	—	43,500

Shares issued for cash, net of costs	720,629	721	565,383	—	566,104

Shares issued for services	1,257,250	1,257	1,004,543	—	1,005,800

Net loss	—	—	—	(1,968,242)	(1,968,242)

Balance at September 30, 2007	30,464,014	$30,464	$9,092,858	$(9,185,521)	$(62,199)

Shares issued for cash, net of costs	1,286,352	1,286	684,914		686,200

Options issued to employees			40,264		40,264

Warrants issued with convertible debt			1,095,278		1,095,278

Warrants issued for services			24,252		24,252

Shares issued for services	300,000	300	239,700		240,000

Net loss				(1,308,902)	(1,308,902)

Balance at September 30, 2008	32,050,366	$32,050	$11,177,266	$(10,494,423)	$714,893

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended September 30, 2008 and the nine months ended September 30, 2007

	2008	2007
Cash flow from operating activities
Net Loss	$(1,308,902)	$(1,968,242)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	662,707	137,650
Equity based compensation	739,179	263,755
Bad debt expense	1,041,887	347,938
Non-cash interest related to convertible notes payable	233,326	—
Deferred loan costs	12,444	—
Inventory reserve	—	50,000
Loss on disposal of assets	—	3,490
Changes in operating assets and liabilities:
Gross accounts receivable	(2,963,126)	213,088
Prepaid expenses	42,863	(47,345)
Deposits	(19,103)	(15,935)
Inventory	(487,030)	8,813
Accounts payable	500,839	(97,035)
Accrued expenses	157,127	75,271
Other current assets	(1,148)	(700)
Deferred rent	(41,617)	9,797
Gross deferred advertising	(1,567,037)	(110,768)
Deferred loan costs	(449,067)	—

Net Cash Flows Used in Operating Activities	(3,446,658)	(1,130,223)

Cash flows from investing activities
Purchase of property and equipment	(222,220)	(17,536)

Net Cash Flows Used in Investing Activities	(222,220)	(17,536)

Cash flows from financing activities
Proceeds from sale of stock	787,000	640,504
Proceeds from convertible notes payable and long-term debt	4,073,000	877,655
Broker Commissions	(100,800)	(180,450)
Payments of long-term debt and capital lease obligations	(94,124)	(137,439)

Net Cash Flows Provided by Financing Activities	4,665,076	1,200,270

Net increase in cash	996,198	52,511

Cash at beginning of period	176,820	124,309

Cash at end of period	$1,173,018	$176,820

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2008
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., and Liberator Health and Education, Inc., its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
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
The bad debts written off against the allowance for doubtful accounts and bad debt expense for the year ended September 30, 2008 and the nine month period ended September 30, 2007 was $290,163 and $343,929, respectively.
Inventories
Inventories are comprised of finished goods and are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.
Deferred Advertising Costs
     In accordance with SOP 93-7, “Reporting on Advertising Costs,” we capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, that patients have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized. Currently, the amortization rate is such that 53% of the initial cost is amortized over twelve months on a straight-line basis. In the second, third and fourth years, 25%, 14% and the final 8% of costs, respectively, are also amortized over twelve months on a straight-line basis. $1,430,375 of advertising costs was recorded as deferred advertising at September 30, 2008. For the year ended September 30, 2008 and the nine months ended September 30 2007, $449,276 and $113,311, respectively, of the deferred advertising costs were amortized and charged to expense. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings.

Deferred Loan Costs
Costs associated with obtaining and closing loans such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and expensed over the term of the loan. Loan costs of $633,202 were deferred during the year ended September 30, 2008. Loan costs expensed for the year ended September 30, 2008 was $140,381. There was no deferred loan costs during the nine month period ended September 30, 2007.
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
Second, revenue is recognized under an assignment, which is the amount Medicare or a private provider will allow the Company for a particular medical supply or service. The Company will not record a sale of an “assignment” amount until all of the proper documentation such as prescriptions, Certificate of Medical Need, etc., are received from the patient or attended physician. When all documentation is received, the “assignment” amount is credited to sales and an accounts receivable account due from the provider. “Assignment” sales are usually recorded within five days of the order.
Shipping and Handling Costs
Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the year ended September 30, 2008 and the nine month period ended September 30, 2007 amounted to $315,383 and $87,243, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.
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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our condensed consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48, or FSP FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.
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
In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our consolidated financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial results.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial results.
NOTE 3 — Property and Equipment
A summary of property and equipment at September 30, 2008 is as follows:

	Estimated Life
Leased equipment	5 years	$491,261
Transportation equipment	3 years	94,510
Warehouse equipment	5 years	7,053
Office furniture	5 years	79,056
Computer equipment	3 years	38,478
Telephone equipment	5 years	31,281
Rental equipment	7 years	18,329
Web Site	3 years	5,500
Server Software	3 years	93,386
Training guides	3 years	3,125
Leasehold improvements	5 years	647,659
Signage	3 years	12,986
Fixed assets under construction		7,850

Total property and equipment		1,530,474
Less accumulated depreciation and amortization		714,641

		$815,833

The amounts charged to operations for depreciation and amortization for the year ended September 30, 2008 and the nine month period ended September 30, 2007 is $213,431 and $137,650, respectively.
NOTE 4 — Deposits
Deposits at September 30, 2008 consist of the following:

2008
Deposits on leased equipment	$11,024
Building rent deposits	60,597
Utility deposits	6,198
Deposit on software development	13,515
Deposit on catalog printing	8,755

Total deposits	$100,089

NOTE 5 — Stockholder Loan
The stockholder loan at September 30, 2008 in the amount of $1,664,649 consisted of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore, who has committed not to call any of his notes payable in the near future. The notes payable are non-collateralized and due on demand. Interest expense for the year ended September 30, 2008 was $153,591 and $114,834 for the nine months ended September 30, 2007.
NOTE 6 — Convertible Notes Payable
Short-term Convertible Notes Payable
On February 1, 2008, the Board of Directors of the Company authorized a private offering of debt of up to $2,500,000 of debt, convertible into restricted shares of common stock of the Company and 2,500,000 warrants for the purchase of restricted shares of common stock of the Company. The subscribers will receive, in payment of the subscription price of the debt, a note with interest payable at the rate of 12% per year, payable in one year, convertible into restricted common stock of the Company at a conversion rate of $.50 per share from the date of issuance for a period of one year. The warrants are exercisable from the date of their issuance for a period ending five years thereafter at a price of $1.00 per share. The Company has received $804,000 of proceeds from the sale of this debt as of September 30, 2008, of which $25,000 was converted into 50,000 shares of restricted common stock. This debt was offered, and has been sold to accredited investors under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506.
Interest expense on these notes was $49,996 for year ended September 30, 2008 and there was no interest for the nine month period ended September 30, 2007.
Short-term Convertible notes payable consist of the following at September 30, 2008:

2008
Notes Payable, face amount	$779,000

Discounts on Notes:
Valuation of Warrants	(126,140)
Accumulated Amortization	69,307

Total Discounts	(56,833)

Accrued Interest	49,996

Convertible Notes Payable, net	$772,163

Long-term Convertible Notes Payable
On May 22, 2008, we closed a private placement consisting of a convertible note and a warrant to purchase an aggregate of 8,750,000 shares of our common stock for gross proceeds of $3.5 million. The note is convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matures on May 22, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The warrants have a term of 5 years and are exercisable for up to 4,375,000 share of our common stock at an exercise price $1.00 per share, subject to adjustment. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. In addition, we issued a warrant to the placement agent exercisable for up to 350,000 shares of our common stock on terms substantially similar to the warrants issued in connection with the notes described above.
Pursuant to the terms of the registration rights agreement entered into between us and the selling security holder in the private placement, we agreed to file a registration statement with the SEC covering the shares issuable upon conversion of the note and upon exercise of the warrant issued in the private placement and to use commercially reasonable efforts to cause the registration statement to be declared effective within 60 days (or 90 days upon receipt of comments from the SEC after the filing of such registration statement) after the filing deadline, subject to the Company’s right to delay such obligations under certain circumstances. In the event we fail to meet our obligations, we will be subject to customary penalties.
Interest expense for the year ended September 30, 2008 was $37,625 and no interest expense for the nine month period ended September 30, 2007.
Long-term Convertible notes payable consist of the following at September 30, 2008:

2008
Notes Payable, face amount	$3,500,000

Discounts on Notes:
Valuation of Warrants	(609,595)
Intrinsic Value of Conversion Rights	(303,345)
Accumulated Amortization	164,019

Total Discounts	(748,921)

Accrued Interest	37,625

Convertible Notes Payable, net	$2,788,704

NOTE 7 — Capital Lease Obligations
Capital lease obligations include eight capitalized leases with interest rates ranging from 8.4% to 28.4%. The combined monthly payments of principal and interest are $7,048. The amount of equipment and furniture capitalized under the capital leases was $198,458. Accumulated depreciation recorded for the equipment and furniture under capital leases as of September 30, 2008 is $61,808. The payment terms of the capital leases expire between February 2009 and July 2011.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2008:

Amount
Year ending September 30:
2009	$73,688
2010	64,839
2011	27,089

Total minimum lease payments	165,616
Less: Interest on capitalized lease obligations	(32,645)

Present value of capitalized lease obligations	132,971
Less: Current portion	(50,816)

Capitalized lease obligations, net of current portion	$82,155

Interest expense on capitalized leases was $27,430 for year ended September 30, 2008 and $20,541 for the nine months ended September 30, 2007.
NOTE 8 — Stockholders’ Equity
Warrants
The Company issued warrants to the stockholders of LMS to purchase 2,818,092 shares of the Company’s common stock in conjunction with the merger discussed above in Note 1. The weighted-average exercise price for these warrants is $0.98 per share. As of September 30, 2008, none of these warrants have been exercised. These warrants will expire as follows:

Shares	Expiration Date
200,000	March 2009
7,188	April 2010
31,250	May 2010
2,204,654	June 2010
337,500	July 2010
12,500	August 2010
25,000	November 2010

During the nine months ended September 30, 2007 and the year ended September 30, 2008, in connection with sales of the Company’s common stock, the Company issued warrants to purchase an additional 686,667 shares of the Company’s common stock at an exercise price of $1.60 per share. As of September 30, 2008, none of these warrants have been exercised. These warrants will expire as follows:

Shares	Expiration Date
25,000	July 2010
234,375	August 2010
75,625	September 2010
162,917	October 2010
151,250	November 2010
31,250	December 2010
6,250	January 2011
In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants are still outstanding as of September 30, 2008 and expire in November 2012. The fair value of these warrants of $24,252 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	4.11%
Expected term:	5 years
Expected dividend yield:	0.00
Expected volatility:	27.97%
In connection with the short-term convertible notes payable discussed above in Note 6, the Company issued warrants to purchase 880,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of September 30, 2008, none of these warrants have been exercised. These warrants will expire as follows:

Shares	Expiration Date
263,000	February 2013
100,000	March 2013
517,000	April 2013
The fair value of these warrants of $126,140 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00
Expected volatility:	27.97%
In connection with the long-term convertible notes payable discussed above in Note 6, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. These warrants are still outstanding as of September 30, 2008 and expire in May 2013. The fair value of these warrants of $609,595 and $48,768 respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	3.24%
Expected term:	5 years
Expected dividend yield:	0.00
Expected volatility:	27.97%

A summary of warrants issued, exercised and expired during the year ended September 30, 2008 is as follows:

Amount
Balance at September 30, 2007	3,084,342
Issued in FY 2008	6,150,417
Exercised in FY 2008	—
Expired in FY 2008	—

Balance at September 30, 2008	9,234,759

Options
LMS has been funded from operating revenues, from loans made by the Company’s founder, principal shareholder and President, Mark Libratore, in the amount of $3,254,002. Of that amount, Mr. Libratore converted $1,589,353 into paid-in capital of LMS, and so there remain outstanding to him loans in the principal amount of $1,664,649. The terms of such loans were approved by LMS’s board of directors, of which Mr. Libratore is the sole member. In connection with Mr. Libratore’s conversion of $1,589,353 of debt to equity and under the terms of the Private Placement and Merger Agreement, Mr. Libratore received and exercised 620,000 options in March 2007 and beginning on June 1, 2007, 356,455 options monthly until a total number of 4,541,009 options are received. The exercise price of the option is $.0001. As of September 30, 2008, a total of 4,541,009 options have been issued of which 620,000 have been exercised. All previous agreements between the Company and Mr. Libratore relating to the conversion of debt to equity are rescinded. There can be no assurance that the terms of such loans, including the terms of conversion of loans into Common Stock and the options granted by Mr. Libratore on conversion, are those that could have been obtained in a transaction among unrelated parties. The Company has agreed to honor the agreement and issue options in the same amount and manner as LMS had agreed to.
Employee Stock Options
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

A summary of the employee stock option activity for the year ended September 30, 2008 is as follows:

		Weighted
		Avg.
		Exercise
2007 Plan Employee Stock Options:	Shares	Price
Options outstanding, beginning of year	—	$—
Granted	490,000	0.77
Exercised	—	—
Expired or forfeited	—	—

Options outstanding, end of year	490,000	$0.77

Options exercisable, end of year	245,000	$0.77

On September 14, 2007 the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R, under which stock-based compensation for the year ended September 30, 2008 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R.
The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended September 30, 2008:

Risk-free interest rate:	2.77%
Expected term:	3 years
Expected dividend yield:	0.00
Expected volatility:	27.97%
For the year ended September 30, 2008 and the nine months ended September 30, 2007, respectively, the Company recorded $40,287 and $-0- of stock-based compensation expense which has been classified as General and Administrative expenses, sub-classification of payroll, taxes and benefits. As of September 30, 2008, there is $35,411 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Plan, which is expected to be recognized over the first six months of fiscal year 2009.
Sale of Common Stock
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $.80 per share of 2,500,000 restricted shares of common stock, $.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $.001 par value, of the Company. The subscriber will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ended three (3) years thereafter at a price of $1.60 per share. As of September 30, 2008, the Company had sold 1,785,981 shares of common stock. Proceeds for year ended September 30, 2008 was $787,000 and for the nine month period ended September 30, 2007 was $640,504.
NOTE 9 — Basic and Diluted Loss per Common Share
The computation of diluted loss per share for 2008 and 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There are nineteen million five hundred seventy-eight thousand seven hundred sixty-eight (19,578,768) potentially dilutive shares outstanding at September 30, 2008.

NOTE 10 — Income Taxes
The Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because it has experienced recurring operating losses. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of the net operating losses, because evidence does not indicate that the deferred tax assets will more likely than not be realized.
At September 30, 2008, the Company had net operating losses of approximately $7.4 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2028 and may be subject to certain limitations under federal and state tax laws.
Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate of 35% for the fiscal year ended September 30, 2008 as follows:

	Amount	Rates
Computed “expected” federal income tax (benefit) at statutory rate	$(458,116)	35.0%
State tax benefit, net of federal provision (benefit)	(262,667)	20.1%
Prior year adjustments	(343,943)	26.3%
Change in valuation allowance	1,049,232	(80.2%)
Nondeductible expenses	15,494	(1.2%)

Total income tax expense (benefit)	$—	0.0%

Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows:

September 30,
2008
Deferred tax assets:
Net operating loss carryforwards	$2,844,041
Allowance for doubtful accounts receivable	407,783
Accrued interest	4,546
Depreciation and amortization	110,341
Inventory reserve	19,288
Charitable contribution carryforwards	—

Total gross deferred tax assets	3,385,999
Less valuation allowance	(2,834,232)

Net deferred tax asset after valuation allowance	$551,767

Deferred tax liabilities:
Deferred advertising	$551,767

Total gross deferred tax liabilities	551,767

Net deferred tax assets	$—
NOTE 11 — Related Party Transactions
In addition to the stockholder loan discussed above in Note 5, three stockholders loaned LMS $45,055 during 2007. LMS has repaid these stockholders who had lent funds to LMS during 2007.

NOTE 12 — Commitments
The Company leases property under operating leases that expire at various times through July 31, 2012. . Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2008 are as follows:

Amount
Year ending September 30:
2009	$329,226
2010	309,822
2011	325,318
2012	282,290

$1,246,656

Rent expense for the year ended September 30, 2008 and nine month period ended September 30, 2007 was $403,466 and $291,867, respectively.
NOTE 13 — 401(K) Plan
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
NOTE 14 — Concentration of Credit Risk
From time to time, the Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to approximately $822,934 as of September 30, 2008. On October 3, 2008, the federally insured limits were increased from $100,000 to $250,000 per depositor, which reduces the amount of cash exceeding federally insured limits to $484,092.
NOTE 15 — Quarterly Financial Information (Unaudited)

	Quarter Ended
	December 31		March 31	June 30	September 30
Fiscal Year 2008
Sales		$1,429,465	$1,425,293	$2,444,400	$4,250,948
Gross profit		907,840	911,716	1,554,717	2,736,406
Net income (loss)		(579,175)	(644,998)	(217,835)	136,118
Income (Loss) per share — basic and diluted *		$(0.02)	$(0.02)	$(0.01)	$0.00

Fiscal Year 2007
Sales	$	n/a	$657,877	$775,773	$816,718
Gross profit		n/a	365,354	447,363	486,353
Net loss		n/a	(555,886)	(409,290)	(1,003,066)
(Loss) earnings per share — basic and diluted *	$	n/a	$(0.02)	$(0.02)	$(0.03)

*	For fiscal year 2008, the sum of the quarterly earnings (loss) per share amounts differs from the amounts reflected in the accompanying consolidated statement of operations due to rounding.