Form 10-Q
period 2008-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2009-02-06
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Class	Outstanding as of February 4, 2009
Common Stock, $.001	32,043,766
Transitional Small Business Disclosure Format: ☐ YES      ☑ NO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)
Assets
Current Assets
Cash	$3,761,607	$1,173,018
Accounts receivable, net of allowance for doubtful accounts of $1,512,786 and $1,055,606, respectively	3,029,627	2,405,102
Prepaid expenses	209,545	321,182
Inventory, net of allowance for obsolete inventory of $50,000 and $50,000, respectively	1,030,507	785,884
Deferred advertising, current portion	977,740	769,851
Other	4,463	1,848

Total Current Assets	9,013,489	5,456,885

Property and Equipment
Property and Equipment, net of accumulated depreciation of $780,952 and $714,641, respectively	796,111	815,833

Other Assets
Deferred advertising, net of current portion	841,586	660,524
Deferred loan costs	699,302	492,821
Deposits	129,759	100,089

Total Other Assets	1,670,647	1,253,434

Total Assets	$11,480,247	$7,526,152

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,828,484	$900,448
Accrued liabilities	229,945	289,848
Stockholder loan	1,664,649	1,664,649
Convertible notes payable, net of unamortized discount of $26,786 and $56,833, respectively	825,708	772,163
Capital lease obligations, current portion	54,125	50,816
Deferred rent liability, current portion	50,920	48,261

Total Current Liabilities	4,653,831	3,726,185

Long-Term Liabilities
Convertible notes payable, net of unamortized discount of $789,709 and $748,921, respectively	5,242,603	2,788,704
Capital lease obligations, net of current portion	80,594	82,155
Deferred rent liability, net of current portion	199,449	214,215

Total Long-Term Liabilities	5,522,646	3,085,074

Total Liabilities	10,176,477	6,811,259

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 32,050,366 shares issued, 32,043,766 and 32,050,366 shares outstanding at December 31, 2008 and September 30, 2008, respectively	32,050	32,050
Additional paid-in capital	11,392,700	11,177,266
Accumulated deficit	(10,117,657)	(10,494,423)

	1,307,093	714,893
Less: Treasury stock, at cost (6,600 shares)	(3,323)	—

Total Stockholders’ Equity	1,303,770	714,893

Total Liabilities and Stockholders’ Equity	$11,480,247	$7,526,152

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Sales	$5,454,923	$1,429,465

Cost of Sales	1,849,720	521,625

Gross Profit	3,605,203	907,840

Operating Expenses
Payroll, taxes and benefits	1,049,589	567,485
Advertising	297,794	67,666
Bad debts	678,982	154,917
Depreciation	66,309	45,900
General and administrative	871,124	599,789

Total Operating Expenses	2,963,798	1,435,757

Income (Loss) from Operations	641,405	(527,917)

Other Income (Expense)
Interest expense	(272,512)	(51,258)
Interest income	7,873	—

Total Other Income (Expense)	(264,639)	(51,258)

Income (Loss) before Income Taxes	376,766	(579,175)

Provision for Income Taxes	—	—

Net Income (Loss)	$376,766	$(579,175)

Basic earnings (loss) per share:
Weighted average shares outstanding	32,049,381	31,305,895
Earnings (loss) per share	$0.01	$(0.02)

Diluted earnings (loss) per share:
Weighted average shares outstanding	35,969,716	31,305,895
Earnings (loss) per share	$0.01	$(0.02)
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended December 31, 2008
(Unaudited)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at September 30, 2008	32,050,366	$32,050	$11,177,266	$(10,494,423)	$	$714,893
Options issued to employees			23,188	—		23,188
Warrants issued with convertible debt			192,246			192,246
Purchase common treasury sock	(6,600)				(3,323)	(3,323)
Net income	—	—	—	376,766		376,766

Balance at December 31, 2008	32,043,766	$32,050	$11,392,700	$(10,117,657)	$(3,323)	$1,303,770

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flow from operating activities:
Net Income (Loss)	$376,766	$(579,175)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,144	113,566
Equity based compensation	136,025	264,252
Bad debt expense	678,982	154,917
Non-cash interest related to convertible note payable	161,788	—
Amortization of loan issuance costs	9,968	—
Changes in operating assets and liabilities:
Accounts receivable	(1,303,507)	(465,949)
Prepaid expenses and other current assets	(3,815)	(94,562)
Deposits	(29,670)	(2,135)
Inventory	(244,623)	528
Accounts payable	928,036	157,165
Accrued expenses	(41,719)	(8,674)
Deferred rent	(12,107)	(10,495)
Deferred loan costs	113,729	—
Deferred advertising	(679,786)	(157,031)

Net Cash Flow Provided by (Used in) Operating Activities	447,211	(627,593)

Cash flow from investing activities:
Purchase of property and equipment	(29,177)	(96,122)

Net Cash Flow Used in Investing Activities	(29,177)	(96,122)

Cash flow from financing activities:
Proceeds from sale of stock	—	672,700
Proceeds from issuance of convertible notes	2,500,000	—
Broker commissions	(203,056)	—
Legal and other fees paid	(107,404)	—
Purchase of treasury stock	(3,323)	—
Payments of long-term debt and capital lease obligations	(15,662)	(66,605)

Net Cash Flow Provided by Financing Activities	2,170,555	606,095

Net (decrease) increase in cash	2,588,589	(117,620)

Cash at beginning of period	1,173,018	176,819

Cash at end of period	$3,761,607	$59,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$92,540	$51,258

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$17,410	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
December 31, 2008
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 that was filed with the SEC on December 15, 2008. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.
The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., and Liberator Health and Education, Inc., its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Note 2 — Summary of Significant Accounting Policies
The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.
Recently Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position (“FSP”) No. FAS 157-2, Effective Dates of FASB Statement No. 157 was issued, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB also issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market of that financial asset is not active. The FSP observes that revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption. The Company is currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities in our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective for the Company as of the beginning of its fiscal year 2009. The Company did not elect the fair value option for any financial assets or liabilities during the first quarter of fiscal 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements. This recognizes the preparers’ responsibilities for selecting the accounting principles for their financial statements. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company will implement the new standard effective in fiscal 2010. For any acquisitions completed after fiscal 2009, the Company expects SFAS 141R will have an impact on its consolidated financial statements, however; the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that are consummated.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Company does not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. The Company will implement the new standard effective in fiscal 2010, and does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial statements.
In December 2007, Emerging Issues Task Force (“EITF”) 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”), was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective in fiscal 2010 for all of the Company’s collaborations. The Company does not believe that the adoption of EITF 07-01 will have a material effect on its consolidated financial statements.
In March of 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. The SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The Company is currently assessing the effect of FSP 142-3 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1, which is applied retrospectively, is effective for the Company in fiscal 2010. The Company is currently assessing the effect of FSP EITF 03-6-1 on its consolidated financial statements.
In November 2008, the FASB ratified EITF 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of EITF 08-6 will have a material impact on its consolidated financial statements.
Note 3 — Property and Equipment
Property and equipment consist of the following:

	Estimated	December 31,	September 30,
	Life	2008	2008
Leased equipment	5 years	$508,673	$491,261
Transportation equipment	3 years	94,510	94,510
Warehouse equipment	5 years	8,053	7,053
Office furniture	5 years	85,933	79,056
Computer equipment	3 years	40,726	38,478
Telephone equipment	5 years	32,206	31,281
Rental equipment	7 years	18,329	18,329
Web Site	3 years	5,500	5,500
Server Software	3 years	109,813	93,386
Training guides	3 years	3,125	3,125
Leasehold improvements	5 years	647,659	647,659
Signage	3 years	12,986	12,986
Fixed assets under construction		9,550	7,850

Total property and equipment		1,577,063	1,530,474
Less accumulated depreciation		(780,952)	(714,641)

Property and equipment, net		$796,111	$815,833

Depreciation expense was $66,309 and $45,900 for the three months ended December 31, 2008 and December 31, 2007, respectively.
Note 4 — Deposits
Deposits consist of the following:

	December 31,	September 30,
	2008	2008
Deposits on leased equipment	$11,024	$11,024
Building rent deposits	60,597	60,597
Utility deposits	6,961	6,198
Deposit on software development	13,515	13,515
Deposit for building expansion	37,662	—
Deposit on catalog printing	—	8,755

Total deposits	$129,759	$100,089

Note 5 — Convertible Notes Payable
Short-term Convertible Notes Payable
On April 11, 2008, the Company closed a private placement consisting of convertible notes and warrants for gross proceeds of $804,000. The notes are convertible into shares of our common stock at an initial conversion price of $0.50 per share, subject to adjustment, and mature one year after issuance. The notes are senior unsecured obligations of our Company and accrue interest at an annual rate of twelve percent (12%) per annum, payable at maturity. The warrants have a term of five years and are exercisable from the date of their issuance until their expiration at a price of $1.00 per share. Through December 31, 2008, $25,000 principal amount of notes was converted into 50,000 shares of the Company’s common stock.
Interest expense on these notes was $23,498 and $0 for the three months ended December 31, 2008 and 2007, respectively.
Short-term Convertible notes payable consist of the following at December 31, 2008 and September 30, 2008:

	December 31,	September 30,
	2008	2008
Notes Payable, face amount	$779,000	$779,000
Discounts on Notes:
Valuation of Warrants	(126,140)	(126,140)
Accumulated Amortization	99,354	69,307

Total Discounts	(26,786)	(56,833)

Accrued Interest	73,494	49,996
Convertible Notes Payable, net	$825,708	$772,163

Long-term Convertible Notes Payable
On May 22, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $3.5 million. The note is convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matures on May 22, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The warrants have a term of 5 years and are exercisable for up to 4,375,000 shares of our common stock at an exercise price of $1.00 per share, subject to adjustment. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. In addition, we issued a warrant to the placement agent exercisable for up to 350,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.
On October 17, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $2.5 million. The note is convertible into shares of our common stock at an initial conversion price of $0.75 per share, subject to adjustment, and matures on October 17, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each October 15 and April 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The warrants have a term of 3 years and are exercisable for up to 1,166,667 shares of our common stock at an exercise price $1.25 per share, subject to adjustment. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. In addition, we issued a warrant to the placement agent exercisable for up to 266,667 shares of our common stock on terms substantially similar to the warrants issued in connection with the note described above.

Pursuant to the terms of a registration rights letter entered into between the Company and the institutional investor in the private placement, both parties agreed that the number of shares subject to the Company’s registration statement filed on July 30, 2008, pursuant to which the Company originally registered for resale 9,100,000 shares, 8,750,000 of which underlie notes and warrants issued to the institutional investor on May 22, 2008, and 350,000 of which underlie warrants issued to the placement agent as compensation for such offering, would be reduced to 4,862,252 shares until such time as the Staff of the Securities and Exchange Commission permits the filing of a new registration statement with respect to 3,887,748 shares underlying securities held by the institutional investor withdrawn from the July 30, 2008, registration statement, at which time the Company would then be obligated to file a new registration statement for such shares with the Securities and Exchange Commission. The registration statement was declared effective on January 27, 2009, as to 487,252 shares of common stock issuable upon conversion of the note and 4,375,000 shares issuable upon exercise of the warrant.
Interest expense for the above notes was $41,937 and $0 for the three months ended December 31, 2008 and 2007, respectively.
Long-term Convertible notes payable consist of the following at December 31, 2008:

	May’08 Note	Oct’08 Note	Totals
Notes Payable, face amount	$3,500,000	$2,500,000	$6,000,000

Discounts on Notes:
Valuation of Warrants	(609,595)	(86,264)	(695,859)
Intrinsic Value of Conversion Rights	(303,345)	(86,265)	(389,610)
Accumulated Amortization	278,136	17,624	295,760

Total Discounts	(634,804)	(154,905)	(789,709)

Accrued Interest	16,901	15,411	32,312

Convertible Notes Payable, net	$2,882,097	$2,360,506	$5,242,603

Long-term Convertible notes payable consist of the following at September 30, 2008:

	May’08 Note	Oct’08 Note	Totals
Notes Payable, face amount	$3,500,000	$—	$3,500,000

Discounts on Notes:
Valuation of Warrants	(609,595)	—	(609,595)
Intrinsic Value of Conversion Rights	(303,345)	—	(303,345)
Accumulated Amortization	164,019	—	164,019

Total Discounts	(748,921)	—	(748,921)

Accrued Interest	37,625	—	37,625

Convertible Notes Payable, net	$2,788,704	$--	$2,788,704

Note 6 — Capital Lease Obligations
Capital lease obligations include nine capitalized leases with interest rates ranging from 8.4% to 28.4%. The combined monthly payments of principal and interest are $7,685. The amount of equipment and furniture capitalized under the capital leases was $215,868. Accumulated depreciation recorded for the equipment and furniture under the outstanding capital leases as of December 31, 2008 is $76,287. The payment terms of the capital leases expire between February 2009 and October 2011.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

Amount
Year ending September 30:
2009	$58,278
2010	72,485
2011	34,735
2012	637

Total minimum lease payments	166,135
Less: Interest on capitalized lease obligations	(31,416)

Present value of capitalized lease obligations	134,719
Less: Current portion	(54,125)

Capitalized lease obligations, net of current portion	$80,594

Interest expense on capitalized leases was $6,607 and $6,786 for the three months ended December 31, 2008 and 2007, respectively.
Note 7 — Stockholders’ Equity
Warrants
In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 5, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of December 31, 2008, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00
Expected volatility:	35.19%
A summary of warrants issued, exercised and expired during the three months ended December 31, 2008, is as follows:

Amount
Balance at September 30, 2008	9,234,759
Issued	1,433,334
Exercised	—
Expired	—

Balance at December 31, 2008	10,668,093

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

On October 30, 2008, the Board of Directors of the Company approved a grant of 485,000 stock options under the 2007 Stock Plan to employees with an exercise price of $0.60 per share. The options vest 25% on October 1, 2009, 25% on April 1, 2010, 25% on October 1, 2010, and 25% on April 1, 2011.
A summary of the employee stock option activity for the three months ended December 31, 2008 is as follows:

		Weighted
		Avg.
		Exercise
2007 Plan Employee Stock Options:	Shares	Price
Options outstanding at September 30, 2008	490,000	$0.77
Granted	485,000	0.60
Exercised	—	—
Expired or forfeited	—	—

Options outstanding at December 31, 2008	975,000	$0.68

Options exercisable at December 31, 2008	367,500	$0.77

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
The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended December 31, 2008:

Risk-free interest rate:	1.82%
Expected term:	3 years
Expected dividend yield:	0.00
Expected volatility:	36.05%
For the three months ended December 31, 2008 and 2007, respectively, the Company recorded $23,188 and $-0- of stock-based compensation expense which has been classified as General and Administrative expenses, sub-classification of payroll, taxes and benefits. As of December 31, 2008, there is $93,951 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Plan, which is expected to be recognized over the next 2.25 years.
Note 8 — Diluted Earnings (Loss) per Common Share
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations:

	For the three months ended December 31,
	2008			2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount
Basic earnings (loss) per share	$376,766	32,049,381	$0.01	$(579,175)	31,305,895	$(0.02)
Effect of dilutive securities:
Stock options	—	3,920,335		—	—

Diluted earnings (loss) per share	$376,766	35,969,716	$0.01	$(579,175)	31,305,895	$(0.02)

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share because the impact would have been anti-dilutive and/or the conversion price of the securities was greater than the average market price of our common stock for the periods:

	For the Three Months Ended
	December 31,
	2008	2007
Stock options	975,000	2,495,185
Warrants	10,668,093	3,579,759
Convertible Debt	8,650,392	—

Totals	20,293,485	6,074,944
Note 9 — Income Taxes
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
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with our adoption of FIN 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our consolidated financial statements upon the adoption of FIN 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48 or FSP FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general, and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.
The Company had no net income tax provision or benefit for the three months ended December 31, 2008, and 2007, respectively. For the three months ended December 31, 2008, the Company had $ 7.0 million in net operating losses carryforwards which expire in 2028 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. As a result, the Company was unable to recognize an income tax benefit for the quarter ended December 31, 2008.

Note 10 — Commitments
The Company leases property under operating leases that expire at various times through July 31, 2012. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2008, are as follows:

Amount
Fiscal year ending December 31:
2009	$230,492
2010	309,822
2011	325,318
2012	282,290

$1,147,922

Rent expense for the three months ended December 31, 2008 and 2007 was $120,205 and $97,765, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company, included in our Report on Form 10-KSB for the year ended September 30, 2008, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Liberator Medical Supply, Inc. (“LMS”), a wholly-owned subsidiary of the Company, is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits focused on providing medical supplies in a retail environment, and via the Internet in the United States. LMS distributes a full range of medical products which address the healthcare needs of our customers.
We market our products directly to consumers primarily through targeted media and direct response television advertising. Our customer service representatives are specifically trained to communicate with Medicare-eligible beneficiaries. Our operating platforms enable us to collect and process required documents from physicians and customers, bill and collect amounts due from Medicare and/or other government agencies and/or third party payors and/or customers.
Results of Operations
Revenues:
The Company’s revenues for the three months ended December 31, 2008 were up $4,025,458, or 282%, to $5,454,923 compared to $1,429,465 for the three months ended December 31, 2007 due to a substantial advertising campaign to obtain new mail-order customers.
Gross Profit:
The Company’s gross profit for the three months ended December 31, 2008, was up $2,697,363, or 297%, to $3,605,203 from $907,840 for the three months ended December 31, 2007, as a result of our increased revenues.
Operating Expenses:
The Company’s operating expenses for the three months ended December 31, 2008 were $2,963,798, or 54% of revenue, compared to $1,435,757, or 100%, of revenue for the three months ended December 31, 2007. The increase in operating expenses is primarily attributed to increased spending levels for employees, professional fees, advertising, and allowance for bad debts to support the increase in revenue.
Interest Expense:
The Company’s interest expense for the three months ended December 31, 2008 was $272,512 compared to $51,258 for the three months ended December 31, 2007. The increase in interest expense is primarily a result of the two convertible debt offerings during the second and third quarters of fiscal year 2008 and a third convertible debt offering in October 2008.

Net Income:
The Company’s net income for the three months ended December 31, 2008, increased $955,941 to $376,766 compared to a net loss of ($579,175) for the three months ended December 31, 2007, due to substantially higher sales volumes at substantially lower incremental operating expenses.
Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. However, during the three months ended December 31, 2008, we generated $447,211 of positive cash flow as a result of our operations compared to a negative cash flow of $627,593 during the three months ended December 31, 2007. We have financed our operations through sales and placements of equity and debt securities. We had $3,761,607 in cash as of December 31, 2008, an increase of $2,588,589 from September 30, 2008. Working capital as of December 31, 2008 was $4,359,658 compared to working capital of $1,730,700 at September 30, 2008. This increase in cash at December 31, 2008, was due to the Company’s closing on the $2,500,000 convertible debt obligation in October 2008 plus positive cash flows generated from operating activities during the first quarter. The Company incurred interest expense of $272,512 for the three months ended December 31, 2008 compared to interest of $51,258 for the three months ended December 31, 2007, an increase of $221,254, primarily due to the issuance of convertible debt.
Financing Activities
Cash provided by financing activities was $2,170,555 for the three months ended December 31, 2008, primarily as a result of convertible debt issued during the period, compared to $606,095 for the three months ended December 31, 2007, primarily as a result of the sale of common stock.
Outlook
The Company has built an infrastructure that it believes is capable of handling a substantially higher sales volume at very low incremental cost, so that while the Company’s operating expenses and cash used in its operating activities are anticipated to increase for the next twelve months at substantially reduced levels as a percentage of revenues, the Company expects that its revenues will increase significantly during that period through the implementation of its advertising and marketing programs. Management believes that the outlook for the demand for the Company’s products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that the Company provides. The Company does not anticipate any major changes in Medicare reimbursement during the next nine months of 2009, nor in any other reimbursement programs available from other third-party payors. We applied for and were approved as a participating provider for Medicare Part B. A participating provider is required to accept assignment for all Medicare allowable charges.
We anticipate that our ability to continue our current rate of growth and meet our cash requirements may continue to be dependent on our ability to complete sales of our securities, obtain asset-based loans or security based debt. There can be no assurance, of course, as to the amount or timing of any proceeds we may receive from the sale of our securities, or whether the proceeds of such sales will be sufficient, together with the cash provided from our operating activities, to meet our operating expenses. However, we believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable, the sale of products, and the proceeds, if any, of the sale of our debt and equity securities will be sufficient to meet our cash requirements during the next twelve months. Even if we do not obtain additional funding from the sale of debt or equity, we believe our cash requirements can be met beyond 12 months if we reduce our rate of growth.
Our current assets of $9,013,489 exceed our current liabilities of $4,653,831 by $4,359,658.

Our plan for the next twelve months includes the following:
–	Increase advertising;

–	Increase our customer base;

–	Continue to service our current customer base and increase the retention rate;

–	Increase our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both.

•	Retained an investment banking firm to assist us in obtaining additional capital.

•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•	Leased a 25,000 square foot facility which has only been built out 83 percent to accommodate our current operations including room for growth. The other 17 percent will be built out in stages as additional growth requires the additional office space. We also leased an additional 5,000 square foot facility next door to our current facility from our current landlord. We expect to build out this facility during the second quarter of FY 2009.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet changing market conditions.

•	Signed an agreement with a general contractor for a 5,515 square foot expansion of our current facility, which will provide space for enhanced call center operations for sales, operations, and customer support.
LMS will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.
Contractual Commitments
Capital expenditures for the three month period ended December 31, 2008, were $29,177. As of December 31, 2008, the Company had known contractual obligations of $9,757,706, comprised of current and long-term debt obligations, rent payable on its principal office facility, and shareholder debt.
Off-Balance Sheet Arrangements
As of December 31, 2008, we had no off-balance sheet arrangements.

Certain Risk Factors
Our operating results are subject to various risks and uncertainties that could cause our actual results and outcome to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Report on Form 10-KSB for the year ended September 30, 2008 (which contains a more detailed discussion of the risks and uncertainties related to our business). Readers should not place undue reliance on the forward-looking statements contained in this Report on Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law.
Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to the following:
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
In January 2008 we received notice that our common stock would not be eligible for trading on the OTCBB for a minimum period of approximately one year because our Company had failed to timely file its periodic reports under the Securities Exchange Act of 1934 three times in a two year period. The Company appealed the original notice but its appeal was rejected. Accordingly, commencing February 14, 2008, our common stock started trading on the Pink Sheets and will do so until the Company has filed periodic reports on a timely basis for twelve months, at which time it can reapply to have its common stock traded on the OTCBB, a process which we commenced in January 2009.
Critical Accounting Policies
See note “Summary of Significant Accounting Policies” in the Notes to the Condensed Financial Statements and our current report on Form 10-KSB for the year ended September 30, 2008, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.
Effect of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare.

Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of December 31, 2008, the end of the period covered by this Report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Change in Internal Controls
During the three months ended December 31, 2008 there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 17, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $2.5 million. The note is convertible into shares of our common stock at an initial conversion price of $0.75 per share, subject to adjustment, and matures on October 17, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each October 15 and April 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The warrant has a term of 3 years and is exercisable for up to 1,166,667 shares of our common stock at an exercise price $1.25 per share, subject to adjustment. The exercise price of the warrant will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. In addition, we issued a warrant to the placement agent exercisable for up to 266,667 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.
Under a stock repurchase program approved by our Board of Directors in December 2008, we are authorized to repurchase up to $500,000 of our Common Stock through December 2009. The authorization enables the Company to purchase shares through open market transactions at management’s discretion. We intend to retain any common shares which we repurchase as treasury shares or use them in connection with our employee stock option program.
Our shares repurchased for the three months ended December 31, 2008 were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs(2)	Plans or Programs(2)
October 1—31, 2008	—	—
November 1—29, 2008	—	—
December 1—31, 2008(1)	6,600	$0.50

Total	6,600	$0.50	6,600	$496,677

(1)	In December 2008, we opened a separate money market account with an investment bank pursuant to which we transferred $50,000 into the account, of which $3,323 was used to purchase 6,600 shares as of December 31, 2008.

(2)	As of December 31, 2008, 6,600 cumulative shares have been purchased under our stock repurchase program for $3,323, and an approximate dollar value of shares in the amount of $496,677 may be purchased under the program through December 2009.
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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	February 6, 2009
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	February 6, 2009