Form 10-Q/A
period 2008-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2009-05-15
CIK 17485

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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

Explanatory Note — Restatement of Financial Information
On April 22, 2009 Liberator Medical Holdings, Inc. (the “Company”) announced that the Company’s management had determined that a restatement of the consolidated financial statements for the interim period ended December 31, 2008 was required. This Amendment No. 1(“Amendment No. 1”) on Form 10-Q/A includes the restatement of the unaudited condensed consolidated financial statements for the interim period ended December 31, 2008 and the related financial information and disclosures originally filed with the Securities and Exchange Commission (the “SEC”) on Form 10-Q on February 6, 2009.
This restatement relates to duplicate postings of certain sales transactions and the failure to accrue certain expenses incurred in the interim period ended December 31, 2008. For a more detailed discussion of the restatement adjustments and the financial impacts of the adjustments, please refer to Note 3, “Restatement of Previously Issued Interim Financial Statements,” of the notes to the unaudited condensed consolidated financial statements.
The restatement of the Company’s financial statements for the three months ended December 31, 2008 had no impact on the cash balances as previously reported or on cash generated from operations.
The following items are amended as a result of this Amendment No. 1:
•	Part 1 — Item 1. Condensed Consolidated Financial Statements

•	Part 1 — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

•	Part II — Item 6. Exhibits
The Company has attached to this Amendment No. 1 updated certifications executed as of the date of this Form 10-Q/A by the Chief Executive Officer and the Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached as Exhibits 31.3, 31.4, 32.3, and 32.4, respectively, to this Form 10-Q/A.
Except as discussed above and in Note 3 of the condensed consolidated financial statements, we have not modified or updated disclosures presented in the original 10-Q filed on February 6, 2009, except as required to reflect the effects of the restatement. Accordingly, this form 10-Q/A does not reflect events occurring after the filing of our original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced therein. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the original filing of the Form 10-Q. As a result, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to filing of the original 10-Q, including any amendments to those filings.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(As Restated)
	December 31,	September 30,
	2008	2008
	(Unaudited)
Assets

Current Assets
Cash	$3,761,607	$1,173,018
Accounts receivable, net of allowance for doubtful accounts of $1,512,786 and $1,055,606, respectively	2,916,544	2,405,102
Prepaid expenses	209,545	321,182
Inventory, net of allowance for obsolete inventory of $50,000 and $50,000, respectively	1,060,298	785,884
Deferred advertising, current portion	977,740	769,851
Other	4,463	1,848

Total Current Assets	8,930,197	5,456,885

Property and Equipment
Property and Equipment, net of accumulated depreciation of $780,952 and $714,641, respectively	796,111	815,833

Other Assets
Deferred advertising, net of current portion	841,586	660,524
Deferred loan costs	699,302	492,821
Deposits	129,759	100,089

Total Other Assets	1,670,647	1,253,434

Total Assets	$11,396,955	$7,526,152

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,828,484	$900,448
Accrued liabilities	277,697	289,848
Stockholder loan	1,664,649	1,664,649
Convertible notes payable, net of unamortized discount of $26,786 and $56,833, respectively	825,708	772,163
Capital lease obligations, current portion	54,125	50,816
Deferred rent liability, current portion	50,920	48,261

Total Current Liabilities	4,701,583	3,726,185

Long-Term Liabilities
Convertible notes payable, net of unamortized discount of $789,709 and $748,921, respectively	5,242,603	2,788,704
Capital lease obligations, net of current portion	80,594	82,155
Deferred rent liability, net of current portion	199,449	214,215

Total Long-Term Liabilities	5,522,646	3,085,074

Total Liabilities	10,224,229	6,811,259

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 32,050,366 shares issued, 32,043,766 and 32,050,366 shares outstanding at December 31, 2008 and September 30, 2008, respectively	32,050	32,050
Additional paid-in capital	11,392,700	11,177,266
Accumulated deficit	(10,248,701)	(10,494,423)

	1,176,049	714,893
Less: Treasury stock, at cost (6,600 shares)	(3,323)	—

Total Stockholders’ Equity	1,172,726	714,893

Total Liabilities and Stockholders’ Equity	$11,396,955	$7,526,152

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	December 31,
	2008
	(As Restated)	2007
Sales	$5,341,840	$1,429,465

Cost of Sales	1,841,126	521,625

Gross Profit	3,500,714	907,840

Operating Expenses
Payroll, taxes and benefits	1,065,103	567,485
Advertising	297,794	67,666
Bad debts	678,982	154,917
Depreciation	66,309	45,900
General and administrative	882,165	599,789

Total Operating Expenses	2,990,353	1,435,757

Income (Loss) from Operations	510,361	(527,917)

Other Income (Expense)
Interest expense	(272,512)	(51,258)
Interest income	7,873	—

Total Other Income (Expense)	(264,639)	(51,258)

Income (Loss) before Income Taxes	245,722	(579,175)

Provision for Income Taxes	—	—

Net Income (Loss)	$245,722	$(579,175)

Basic earnings (loss) per share:
Weighted average shares outstanding	32,049,381	31,305,895
Earnings (loss) per share	$0.01	$(0.02)

Diluted earnings (loss) per share:
Weighted average shares outstanding	35,969,716	31,305,895
Earnings (loss) per share	$0.01	$(0.02)
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended December 31, 2008 (As Restated)
(Unaudited)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at September 30, 2008	32,050,366	$32,050	$11,177,266	$(10,494,423)	$	$714,893
Options issued to employees			23,188	—		23,188
Warrants issued with convertible debt			192,246			192,246
Purchase common treasury sock	(6,600)				(3,323)	(3,323)
Net income	—	—	—	245,722		245,722

Balance at December 31, 2008	32,043,766	$32,050	$11,392,700	$(10,248,701)	$(3,323)	$1,172,726

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2008 and 2007
(Unaudited)

	2008
	(As Restated)	2007
Cash flow from operating activities:
Net Income (Loss)	$245,722	$(579,175)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,144	113,566
Equity based compensation	136,025	264,252
Bad debt expense	678,982	154,917
Non-cash interest related to convertible note payable	161,788	—
Amortization of loan issuance costs	9,968	—
Changes in operating assets and liabilities:
Accounts receivable	(1,190,424)	(465,949)
Prepaid expenses and other current assets	(3,815)	(94,562)
Deposits	(29,670)	(2,135)
Inventory	(274,414)	528
Accounts payable	928,036	157,165
Accrued expenses	6,033	(8,674)
Deferred rent	(12,107)	(10,495)
Deferred loan costs	113,729	—
Deferred advertising	(679,786)	(157,031)

Net Cash Flow Provided by (Used in) Operating Activities	447,211	(627,593)

Cash flow from investing activities:
Purchase of property and equipment	(29,177)	(96,122)

Net Cash Flow Used in Investing Activities	(29,177)	(96,122)

Cash flow from financing activities:
Proceeds from sale of stock	—	672,700
Proceeds from issuance of convertible notes	2,500,000	—
Broker commissions	(203,056)	—
Legal and other fees paid	(107,404)	—
Purchase of treasury stock	(3,323)	—
Payments of long-term debt and capital lease obligations	(15,662)	(66,605)

Net Cash Flow Provided by Financing Activities	2,170,555	606,095

Net (decrease) increase in cash	2,588,589	(117,620)

Cash at beginning of period	1,173,018	176,819

Cash at end of period	$3,761,607	$59,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$92,540	$51,258

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$17,410	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
December 31, 2008 (As Restated)
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
Note 3 — Restatement of Previously Issued Financial Statements
On April 22, 2009 the management and the Board of Directors of the Company determined that the Company’s unaudited condensed consolidated financial statements for the interim period ended December 31, 2008 could no longer be relied upon because of duplicate postings of certain sales invoices and for failure to accrue certain expenses incurred during the quarter. This Amendment No. 1 on Form 10-Q/A includes the restatement of the unaudited condensed consolidated financial statements for the interim period ended December 31, 2008 and the related financial information and disclosures originally filed with the SEC on Form 10-Q on February 6, 2009.
A discussion of the nature of the adjustments and the financial impacts of the adjustments on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2008 and the unaudited condensed consolidated statement of operations for the three months ended December 31, 2008 is as follows:
Duplicate Postings of Sales Invoices
During April 2009, as part of a quarterly sales analysis comparing sales from our recurring customers during the first quarter of fiscal year 2009 versus sales from the second quarter of fiscal year 2009, management identified duplicate postings of sales invoices, causing an overstatement of sales during the three months ended December 31, 2008. As a result of the duplicate postings, sales were overstated by $113,083 for the three months ended December 31, 2008, partially offset by a reduction in cost of sales of $29,791.
Upon further research, management determined that the duplicate postings were caused by how a software vendor corrected certain errors within the billing software program. Procedures have since been put into place to detect duplicate sales invoices that are posted to the company’s financial system.
Accrued Expenses
As a result of the rapid growth of our business over the last few quarters, additional accounting resources were hired during the second quarter of fiscal year 2009. With the additional resources, management has strengthened the quarterly review process from prior years to match the review process that the Company follows for the fiscal year-end process. During the quarterly review process of the Company’s financial results for the three months ended March 31, 2009, management identified a failure to accrue payroll, freight, and telephone expenses that were incurred during the three months ended December 31, 2008. These accrued expenses totaled $47,752, causing the net income to be overstated for the three months ended December 31, 2008.
Condensed Consolidated Financial Statement Reconciliations
Reconciliations of the unaudited condensed consolidated balance sheet as of December 31, 2008 and the unaudited condensed consolidated statement of operations for the three months ended December 31, 2008 to the previously filed financial statements are as follows:

Condensed Consolidated Balance Sheet as December 31, 2008 (Unaudited):

		Duplicate	Accrued
	As Reported	Postings	Expenses	Restated
ASSETS
Current Assets
Cash	$3,761,607			$3,761,607
Accounts receivable	3,029,627	(113,083)		2,916,544
Prepaid expenses	209,545			209,545
Inventory	1,030,507	29,791		1,060,298
Deferred advertising, current portion	977,740			977,740
Other	4,463			4,463

Total Current Assets	9,013,489	(83,292)	—	8,930,197

Property and Equipment	796,111			796,111
Other Assets	1,670,647			1,670,647

Total Assets	$11,480,247	(83,292)	—	$11,396,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,828,484			$1,828,484
Accrued liabilities	229,945		47,752	277,697
Stockholder loan	1,664,649			1,664,649
Convertible notes payable	825,708			825,708
Capital lease obligations, current portion	54,125			54,125
Deferred rent liability, current portion	50,920			50,920

Total Current Liabilities	4,653,831	—	47,752	4,701,583

Total Long-Term Liabilities	5,522,646			5,522,646

Total Liabilities	10,176,477	—	—	10,224,229

Stockholders’ Equity
Common stock	32,050			32,050
Additional paid-in capital	11,392,700			11,392,700
Accumulated deficit	(10,117,657)	(83,292)	(47,752)	(10,248,701)

	1,307,093	(83,292)	(47,752)	1,176,049
Less: Treasury stock	(3,323)			(3,323)

Total Stockholders’ Equity	1,303,770	(83,292)	(47,752)	1,172,726

Total Liabilities and Stockholders’ Equity	$11,480,247	(83,292)	—	$11,396,955

Condensed Consolidated Statement of Operations for the three months ended December 31, 2008:

		Duplicate	Accrued
	As Reported	Postings	Expenses	Restated
Sales	$5,454,923	(113,083)		$5,341,840

Cost of Sales	1,849,720	(29,791)	21,197	1,841,126

Gross Profit	3,605,203	(83,292)	(21,197)	3,500,714

Operating Expenses
Payroll, taxes and benefits	1,049,589		15,514	1,065,103
Advertising	297,794			297,794
Bad debts	678,982			678,982
Depreciation	66,309			66,309
General and administrative	871,124		11,041	882,165

Total Operating Expenses	2,963,798	—	26,555	2,990,353

Income (Loss) from Operations	641,405	(83,292)	(47,752)	510,361

Total Other Income (Expense)	(264,639)	—	—	(264,639)

Income (Loss) before Income Taxes	376,766	(83,292)	(47,752)	245,722

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$376,766	(83,292)	(47,752)	$245,722

Basic earnings (loss) per share:
Weighted average shares outstanding	32,049,381	32,049,381	32,049,381	32,049,381
Earnings (loss) per share	$0.01	0.00	0.00	$0.01

Diluted earnings (loss) per share:
Weighted average shares outstanding	35,969,716	35,969,716	35,969,716	35,969,716
Earnings (loss) per share	$0.01	0.00	0.00	$0.01

Note 4 — Property and Equipment
Property and equipment consist of the following:

	Estimated	December 31,	September 30,
	Life	2008	2008
Leased equipment	5 years	$508,673	$491,261
Transportation equipment	3 years	94,510	94,510
Warehouse equipment	5 years	8,053	7,053
Office furniture	5 years	85,933	79,056
Computer equipment	3 years	40,726	38,478
Telephone equipment	5 years	32,206	31,281
Rental equipment	7 years	18,329	18,329
Web Site	3 years	5,500	5,500
Server Software	3 years	109,813	93,386
Training guides	3 years	3,125	3,125
Leasehold improvements	5 years	647,659	647,659
Signage	3 years	12,986	12,986
Fixed assets under construction		9,550	7,850

Total property and equipment		1,577,063	1,530,474
Less accumulated depreciation		(780,952)	(714,641)

Property and equipment, net		$796,111	$815,833

Depreciation expense was $66,309 and $45,900 for the three months ended December 31, 2008 and December 31, 2007, respectively.
Note 5 — Deposits
Deposits consist of the following:

	December 31,	September 30,
	2008	2008
Deposits on leased equipment	$11,024	$11,024
Building rent deposits	60,597	60,597
Utility deposits	6,961	6,198
Deposit on software development	13,515	13,515
Deposit for building expansion	37,662	—
Deposit on catalog printing	—	8,755

Total deposits	$129,759	$100,089

Note 6 — Convertible Notes Payable
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

Interest expense for the above notes was $41,937 and $0 for the three months ended December 31, 2008 and 2007, respectively.
Long-term Convertible notes payable consist of the following at December 31, 2008:

	May’08 Note	Oct’08 Note	Totals
Notes Payable, face amount	$3,500,000	$2,500,000	$6,000,000
Discounts on Notes:
Valuation of Warrants	(609,595)	(86,264)	(695,859)
Intrinsic Value of Conversion Rights	(303,345)	(86,265)	(389,610)
Accumulated Amortization	278,136	17,624	295,760

Total Discounts	(634,804)	(154,905)	(789,709)

Accrued Interest	16,901	15,411	32,312

Convertible Notes Payable, net	$2,882,097	$2,360,506	$5,242,603

Long-term Convertible notes payable consist of the following at September 30, 2008:

	May’08 Note	Oct’08 Note	Totals
Notes Payable, face amount	$3,500,000	$—	$3,500,000
Discounts on Notes:
Valuation of Warrants	(609,595)	—	(609,595)
Intrinsic Value of Conversion Rights	(303,345)	—	(303,345)
Accumulated Amortization	164,019	—	164,019

Total Discounts	(748,921)	—	(748,921)

Accrued Interest	37,625	—	37,625

Convertible Notes Payable, net	$2,788,704	$—	$2,788,704

Note 7 — Capital Lease Obligations
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

Note 8 — Stockholders’ Equity
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
Note 9 — Diluted Earnings (Loss) per Common Share
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations:

	For the three months ended December 31,
	2008			2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount
Basic earnings (loss) per share	$245,722	32,049,381	$0.01	$(579,175)	31,305,895	$(0.02)
Effect of dilutive securities:
Stock options	—	3,920,335		—	—

Diluted earnings (loss) per share	$245,722	35,969,716	$0.01	$(579,175)	31,305,895	$(0.02)

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

Note 10 — Income Taxes
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
Note 11 — Commitments
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
Results of Operations
Revenues:
The Company’s revenues for the three months ended December 31, 2008 were up $3,912,375, or 274%, to $5,341,840 compared to $1,429,465 for the three months ended December 31, 2007 due to a substantial advertising campaign to obtain new mail-order customers.
Gross Profit:
The Company’s gross profit for the three months ended December 31, 2008, was up $2,592,874, or 286%, to $3,500,714 from $907,840 for the three months ended December 31, 2007, as a result of our increased revenues.
Operating Expenses:
The Company’s operating expenses for the three months ended December 31, 2008 were $2,990,353, or 56% of revenue, compared to $1,435,757, or 100%, of revenue for the three months ended December 31, 2007. The increase in operating expenses is primarily attributed to increased spending levels for employees, professional fees, advertising, and allowance for bad debts to support the increase in revenue.
Interest Expense:
The Company’s interest expense for the three months ended December 31, 2008 was $272,512 compared to $51,258 for the three months ended December 31, 2007. The increase in interest expense is primarily a result of the two convertible debt offerings during the second and third quarters of fiscal year 2008 and a third convertible debt offering in October 2008.

Net Income:
The Company’s net income for the three months ended December 31, 2008, increased $824,897 to $245,722 compared to a net loss of ($579,175) for the three months ended December 31, 2007, due to substantially higher sales volumes at substantially lower incremental operating expenses.
Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. However, during the three months ended December 31, 2008, we generated $447,211 of positive cash flow as a result of our operations compared to a negative cash flow of $627,593 during the three months ended December 31, 2007. We have financed our operations through sales and placements of equity and debt securities. We had $3,761,607 in cash as of December 31, 2008, an increase of $2,588,589 from September 30, 2008. Working capital as of December 31, 2008 was $4,228,614 compared to working capital of $1,730,700 at September 30, 2008. This increase in cash at December 31, 2008, was due to the Company’s closing on the $2,500,000 convertible debt obligation in October 2008 plus positive cash flows generated from operating activities during the first quarter. The Company incurred interest expense of $272,512 for the three months ended December 31, 2008 compared to interest of $51,258 for the three months ended December 31, 2007, an increase of $221,254, primarily due to the issuance of convertible debt.
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
Our current assets of $8,930,197 exceed our current liabilities of $4,701,583 by $4,228,614.
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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	May 15, 2009
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	May 15, 2009