Form 10-Q
period 2009-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2009-05-15
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Class	Outstanding as of May 14, 2009

Common Stock, $.001	32,122,266

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash	$2,945,510	$1,173,018
Accounts receivable, net of allowance for doubtful accounts of $2,030,958 and $1,055,606, respectively	3,400,620	2,405,102
Prepaid expenses	112,154	321,182
Inventory, net of allowance for obsolete inventory of $50,000 and $50,000, respectively	967,186	785,884
Deferred advertising, current portion	1,416,977	769,851
Other	32,723	1,848

Total Current Assets	8,875,170	5,456,885

Property and Equipment
Property and Equipment, net of accumulated depreciation of $848,370 and $714,641, respectively	953,549	815,833

Other Assets
Deferred advertising, net of current portion	1,227,044	660,524
Deferred loan costs	578,339	492,821
Deposits	121,121	100,089

Total Other Assets	1,926,504	1,253,434

Total Assets	$11,755,223	$7,526,152

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,829,735	$900,448
Accrued liabilities	386,027	289,848
Stockholder loan	1,664,649	1,664,649
Convertible notes payable, net of unamortized discount of $2,339 and $56,833, respectively	794,887	772,163
Capital lease obligations, current portion	64,059	50,816
Deferred rent liability, current portion	54,226	48,261

Total Current Liabilities	4,793,583	3,726,185

Long-Term Liabilities
Convertible notes payable, net of unamortized discount of $654,025 and $748,921, respectively	5,422,670	2,788,704
Capital lease obligations, net of current portion	86,311	82,155
Deferred rent liability, net of current portion	184,683	214,215

Total Long-Term Liabilities	5,693,664	3,085,074

Total Liabilities	10,487,247	6,811,259

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 32,050,366 shares issued, 31,987,166 and 32,050,366 shares outstanding at March 31, 2009 and September 30, 2008, respectively	32,050	32,050
Additional paid-in capital	11,419,010	11,177,266
Accumulated deficit	(10,153,754)	(10,494,423)

	1,297,306	714,893
Less: Treasury stock, at cost (63,200 shares)	(29,330)	—

Total Stockholders’ Equity	1,267,976	714,893

Total Liabilities and Stockholders’ Equity	$11,755,223	$7,526,152

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Sales	$5,827,234	$1,425,293	$11,169,074	$2,854,759

Cost of Sales	2,078,285	513,577	3,919,411	1,035,202

Gross Profit	3,748,949	911,716	7,249,663	1,819,557

Operating Expenses
Payroll, taxes and benefits	1,274,261	590,062	2,339,364	1,157,547
Advertising	458,585	77,195	756,378	144,861
Bad debts	808,999	151,019	1,487,981	305,935
Depreciation	67,419	45,900	133,729	91,800
General and administrative	777,885	630,407	1,660,050	1,230,197

Total Operating Expenses	3,387,149	1,494,583	6,377,502	2,930,340

Income (Loss) from Operations	361,800	(582,867)	872,161	(1,110,783)

Other Income (Expense)
Interest Expense	(272,663)	(62,131)	(545,175)	(113,389)
Interest Income	5,810	—	13,683	—

Total Other Income (Expense)	(266,853)	(62,131)	(531,492)	(113,389)

Income (Loss) before Income Taxes	94,947	(644,998)	340,669	(1,224,172)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$94,947	$(644,998)	$340,669	$(1,224,172)

Basic earnings (loss) per share:
Weighted average shares outstanding	32,020,904	31,864,212	32,035,299	31,583,528
Earnings (loss) per share	$0.00	$(0.02)	$0.01	$(0.04)

Diluted earnings (loss) per share:
Weighted average shares outstanding	35,941,071	31,864,212	35,955,466	31,583,528
Earnings (loss) per share	$0.00	$(0.02)	$0.01	$(0.04)
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended March 31, 2009
(Unaudited)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at September 30, 2008	32,050,366	$32,050	$11,177,266	$(10,494,423)	$	$714,893
Options issued to employees			49,498			49,498
Warrants issued with convertible debt			192,246			192,246
Purchase common treasury sock	(63,200)				(29,330)	(29,330)
Net income				340,669		340,669

Balance at March 31, 2009	31,987,166	$32,050	$11,419,010	$(10,153,754)	$(29,330)	$1,267,976

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flow from operating activities:
Net Income (Loss)	$340,669	$(1,224,172)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	838,427	236,661
Equity based compensation	271,835	269,252
Bad debt expense	1,487,981	305,935
Non-cash interest related to convertible note payable	321,918	4,359
Amortization of loan issuance costs	20,369	—
Changes in operating assets and liabilities:
Accounts receivable	(2,483,499)	(652,727)
Prepaid expenses and other current assets	(44,184)	218,169
Deposits	(21,032)	(2,335)
Inventory	(181,302)	(3,938)
Accounts payable	929,287	380,156
Accrued expenses	139,979	6,384
Deferred rent	(23,567)	(20,991)
Deferred loan costs	239,496	—
Deferred advertising	(1,918,344)	(237,031)

Net Cash Flow Used in Operating Activities	(81,967)	(720,278)

Cash flow from investing activities:
Purchase of property and equipment	(223,923)	(135,294)

Net Cash Flow Used in Investing Activities	(223,923)	(135,294)

Cash flow from financing activities:
Proceeds from sale of stock	—	686,075
Proceeds from issuance of convertible notes	2,500,000	175,295
Broker commissions	(203,056)	—
Legal and other fees paid	(122,609)	—
Purchase of treasury stock	(29,330)	—
Payments of long-term debt and capital lease obligations	(66,623)	(78,391)

Net Cash Flow Provided by Financing Activities	2,078,382	782,979

Net (decrease) increase in cash	1,772,492	(72,593)

Cash at beginning of period	1,173,018	176,820

Cash at end of period	$2,945,510	$104,227

Supplemental disclosure of cash flow information:
Cash paid for interest	$179,457	$109,030

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$47,522	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
March 31, 2009
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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 that was filed with the SEC on December 15, 2008. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective for the Company as of the beginning of its fiscal year 2009. The Company did not elect the fair value option for any financial assets or liabilities during the first six months of fiscal 2009.

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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company will implement the new standard effective in fiscal 2010. For any acquisitions completed after fiscal 2009, the Company expects SFAS 141R will have an impact on its consolidated financial statements, however; the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that are consummated.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Company does not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. The Company will implement the new standard effective in fiscal 2010, and does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial statements.
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
Note 3 — Property and Equipment
Property and equipment consist of the following:

	Estimated	March 31,	September 30,
	Life	2009	2008
Leased equipment	5 years	$538,784	$491,261
Transportation equipment	3 years	94,510	94,510
Warehouse equipment	5 years	11,077	7,053
Office furniture	5 years	135,795	79,056
Computer equipment	3 years	60,912	38,478
Telephone equipment	5 years	33,456	31,281
Rental equipment	7 years	18,329	18,329
Web Site	3 years	5,500	5,500
Server Software	3 years	110,936	93,386
Training guides	3 years	3,125	3,125
Leasehold improvements	5 years	647,659	647,659
Signage	3 years	12,986	12,986
Fixed assets under construction		128,850	7,850

Total property and equipment		1,801,919	1,530,474
Less: accumulated depreciation		(848,370)	(714,641)

Property and equipment, net		$953,549	$815,833

Depreciation expense was $133,729 and $91,800 for the six months ended March 31, 2009 and 2008, respectively.
Note 4 — Deposits
Deposits consist of the following:

	March 31,	September 30,
	2009	2008
Deposits on leased equipment	$20,173	$11,024
Building rent deposits	60,597	60,597
Utility deposits	7,086	6,198
Deposit on software development	13,515	13,515
Deposit for building expansion	19,750	—
Deposit on catalog printing	—	8,755

Total deposits	$121,121	$100,089

Note 5 — Convertible Notes Payable
Short-term Convertible Notes Payable
On April 11, 2008, the Company closed a private placement consisting of convertible notes and warrants for gross proceeds of $804,000. The notes are convertible into shares of our common stock at an initial conversion price of $0.50 per share, subject to adjustment, and mature one year after issuance. The notes are senior unsecured obligations of our Company and accrue interest at an annual rate of twelve percent (12%) per annum, payable at maturity. The warrants have a term of five years and are exercisable from the date of their issuance until their expiration at a price of $1.00 per share. Through March 31, 2009, $25,000 principal amount of notes was converted into 50,000 shares of the Company’s common stock.

During the three months ended March 31, 2009, the maturity dates for convertible notes, totaling $313,000 of principal amounts, that became due within the three months ended March 31, 2009 were extended for one year from the original date of maturity. In addition, $36,500 of principal amount was paid to a note holder in February 2009.
Interest expense on these notes was $45,854 and $5,217 for the six months ended March 31, 2009 and 2008, respectively.
Short-term Convertible notes payable consist of the following at March 31, 2009 and September 30, 2008:

	March 31,	September 30,
	2009	2008
Notes Payable, face amount	$742,500	$779,000
Discounts on Notes:
Valuation of Warrants	(126,140)	(126,140)
Accumulated Amortization	123,801	69,307

Total Discounts	(2,339)	(56,833)

Accrued Interest	54,726	49,996
Convertible Notes Payable, net	$794,887	$772,163

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
Interest expense for the above notes was $86,260 and $0 for the six months ended March 31, 2009 and 2008, respectively.
Long-term Convertible notes payable consist of the following at March 31, 2009:

	May’08 Note	Oct’08 Note	Totals
Notes Payable, face amount	$3,500,000	$2,500,000	$6,000,000

Discounts on Notes:
Valuation of Warrants	(609,595)	(86,264)	(695,859)
Intrinsic Value of Conversion Rights	(303,345)	(86,265)	(389,610)
Accumulated Amortization	392,253	39,191	431,544

Total Discounts	(520,687)	(133,338)	(654,025)

Accrued Interest	42,791	33,904	76,695

Convertible Notes Payable, net	$3,022,104	$2,400,566	$5,422,670

Long-term Convertible notes payable consist of the following at September 30, 2008:

	May’08 Note	Oct’08 Note	Totals
Notes Payable, face amount	$3,500,000	$—	$3,500,000

Discounts on Notes:
Valuation of Warrants	(609,595)	—	(609,595)
Intrinsic Value of Conversion Rights	(303,345)	—	(303,345)
Accumulated Amortization	164,019	—	164,019

Total Discounts	(748,921)	—	(748,921)

Accrued Interest	37,625	—	37,625

Convertible Notes Payable, net	$2,788,704	$—	$2,788,704

Note 6 — Capital Lease Obligations
Capital lease obligations include ten capitalized leases with interest rates ranging from 8.4% to 28.4%. The combined monthly payments of principal and interest are $8,775. The amount of equipment and furniture capitalized under the capital leases was $245,980. Accumulated depreciation recorded for the equipment and furniture under the outstanding capital leases as of March 31, 2009 is $91,129. The payment terms of the capital leases expire between February 2009 and October 2011.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2009:

Amount
Year ending September 30:
2009	$44,484
2010	85,565
2011	47,536
2012	5,808

Total minimum lease payments	183,393
Less: Interest on capitalized lease obligations	(33,023)

Present value of capitalized lease obligations	150,370
Less: Current portion	(64,059)

Capitalized lease obligations, net of current portion	$86,311

Interest expense on capitalized leases was $13,957 and $13,417 for the six months ended March 31, 2009 and 2008, respectively.
Note 7 — Stockholders’ Equity
Warrants
In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 5, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of March 31, 2009, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	35.19%
A summary of warrants issued, exercised and expired during the six months ended March 31, 2009, is as follows:

Amount
Balance at September 30, 2008	9,234,759
Issued	1,433,334
Exercised	—
Expired	(200,000)

Balance at March 31, 2009	10,468,093

Employee Stock Options
On September 14, 2007 the Board of Directors adopted the Company’s 2007 Stock Plan with an aggregate of 1,000,000 shares of the Company’s unissued common stock. The Plan was approved by the shareholders at the Company’s annual meeting in September 2008. The 1,000,000 shares authorized under the 2007 Stock Plan are reserved for issuance to officers, directors, employees, prospective employees and consultants as incentive stock options, non-qualified stock options, restricted stock awards, other equity awards and performance based stock incentives. The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors or the committee overseeing the 2007 Stock Plan.
On October 30, 2008, the Board of Directors of the Company approved a grant of 485,000 stock options under the 2007 Stock Plan to employees with an exercise price of $0.60 per share. The options vest 25% on October 1, 2009, 25% on April 1, 2010, 25% on October 1, 2010, and 25% on April 1, 2011.

A summary of the employee stock option activity for the six months ended March 31, 2009 is as follows:

		Weighted
		Avg.
		Exercise
2007 Plan Employee Stock Options:	Shares	Price
Options outstanding at September 30, 2008	490,000	$0.77
Granted	485,000	0.60
Exercised	—	—
Expired or forfeited	—	—

Options outstanding at March 31, 2009	975,000	$0.68

Options exercisable at March 31, 2009	367,500	$0.77

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
The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended March 31, 2009:

Risk-free interest rate:	1.82%
Expected term:	3 years
Expected dividend yield:	0.00
Expected volatility:	36.05%
For the six months ended March 31, 2009 and 2008, respectively, the Company recorded $49,498 and $4,875 of stock-based compensation expense which has been classified as operating expenses, sub-classification of payroll, taxes and benefits. As of March 31, 2009, there is $67,619 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Plan, which is expected to be recognized over the next 2 years.
Note 8 — Diluted Earnings (Loss) per Common Share
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations:

	For the three months ended March 31,
	2009			2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount
Basic earnings (loss) per share	$94,947	32,020,904	$0.00	$(644,998)	31,864,212	$(0.02)
Effect of dilutive securities:
Stock options	—	3,920,167		—	—

Diluted earnings (loss) per share	$94,947	35,941,071	$0.00	$(644,998)	31,864,212	$(0.02)

	For the six months ended March 31,
	2009			2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount
Basic earnings (loss) per share	$340,669	32,035,299	$0.01	$(1,224,172)	31,583,528	$(0.04)
Effect of dilutive securities:
Stock options	—	3,920,167		—	—

Diluted earnings (loss) per share	$340,669	35,955,466	$0.01	$(1,224,172)	31,583,528	$(0.04)

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share because the impact would have been anti-dilutive and/or the conversion price of the securities was greater than the average market price of our common stock for the periods:

	For the Three and Six Months Ended
	March 31,
	2009	2008
Stock options	975,000	4,151,009
Warrants	10,468,093	3,949,009
Convertible Debt	9,193,334	—

Totals	20,636,427	8,100,018
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
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with our adoption of FIN 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our consolidated financial statements upon the adoption of FIN 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48 or FSP FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general, and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.
The Company had no net income tax provision for the six months ended March 31, 2009 and March 31, 2008, respectively. For the six months ended March 31, 2009, the Company had $ 6.6 million in net operating losses carryforwards which expire in 2028 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. As a result, the Company was unable to recognize an income tax benefit for the quarter ended March 31, 2009.

Note 10 — Commitments
The Company leases property under operating leases that expire at various times through July 31, 2012. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2009, are as follows:

Amount
Fiscal year ending September 30:
2009	$148,790
2010	309,822
2011	325,318
2012	282,290

$1,066,220

Rent expense for the six months ended March 31, 2009 and 2008 was $237,330 and $195,599, respectively.
Note 11 — Subsequent Events
In April 2009, the Company entered into an operating lease for an additional 3,500 square feet of warehouse and office space. As a result of the new operating lease future minimal rental commitments under non-cancelable operating leases with terms in excess of one year increases as follows:

Amount
Fiscal year ending September 30:
2009	$13,821
2010	34,430
2011	36,152
2012	31,372

$115,775

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
Results of Operations
Revenues:
The Company’s revenues for the three months ended March 31, 2009 were up $4,401,941, or 309%, to $5,827,234 compared to $1,425,293 for the three months ended March 31, 2008 due to a substantial advertising campaign to obtain new mail-order customers. For the six months ended March 31, 2009, revenues were up $8,314,315, or 291%, to $11,169,074 compared to $2,854,759 for the six months ended March 31, 2008 as a result of the advertising campaign.
Gross Profit:
The Company’s gross profit was up $2,837,233, or 311%, for the three months ended March 31, 2009 to $3,748,949 from $911,716 for the three months ended March 31, 2008, and up $5,430,106, or 298%, for the six months ended March 31, 2009 to $7,249,663 from $1,819,557 for the six months ended March 31, 2008 as a result of our increased revenues.
Operating Expenses:
The Company’s operating expenses for the three months ended March 31, 2009 were $3,387,149, or 58% of revenue, compared to $1,494,583, or 105%, of revenue for the three months ended March 31, 2008. The Company’s operating expenses for the six months ended March 31, 2009 were $6,377,502, or 57% of revenue, compared to $2,930,340, or 103%, of revenue for the six months ended March 31, 2008. The increases in operating expenses are primarily attributed to increased spending levels for employees, professional fees, advertising, and allowance for bad debts to support the increase in revenue.

Interest Expense:
The Company’s interest expense for the three months ended March 31, 2009 was $272,663 compared to $62,131 for the three months ended March 31, 2008. The Company’s interest expense for the six months ended March 31, 2009 was $545,175 compared to $113,389 for the six months ended March 31, 2008. The increase in interest expense is primarily a result of the two convertible debt offerings during the second and third quarters of fiscal year 2008 and a third convertible debt offering in October 2008.
Net Income:
The Company’s net income for the three months ended March 31, 2009, increased $739,945 to $94,947 compared to a net loss of ($644,998) for the three months ended March 31, 2008. The Company’s net income for the six months ended March 31, 2009, increased $1,564,841 to $340,669 compared to a net loss of ($1,224,172) for the six months ended March 31, 2008. The increases in net income are due to substantially higher sales volumes at substantially lower incremental operating expenses.
Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations. During the six months ended March 31, 2009, we used $81,967 of cash as a result of our operating activities compared to a use of $720,278 of cash during the six months ended March 31, 2008. We have financed our operations through sales and placements of equity and debt securities. We had $2,945,510 in cash as of March 31, 2009, an increase of $1,772,492 from September 30, 2008. Working capital as of March 31, 2009 was $4,081,587 compared to working capital of $1,730,700 at September 30, 2008. This increase in cash at March 31, 2009, was due to the Company’s closing on the $2,500,000 convertible debt obligation in October 2008 partially offset by cash used in operating and the purchase of property and equipment during the six months ended March 31, 2009. The Company incurred interest expense of $545,175 for the six months ended March 31, 2009 compared to interest of $113,389 for the six months ended March 31, 2008, an increase of $431,786, primarily due to the issuance of convertible debt.
Financing Activities
Cash provided by financing activities was $2,078,382 for the six months ended March 31, 2009, primarily as a result of convertible debt issued during October 2008, compared to $782,979 for the six months ended March 31, 2008, primarily as a result of the sale of common stock and issuance of convertible debt.
Outlook
The primary focus during the last two years has been on increasing sales and building an infrastructure capable of handling the rapid growth we have planned for. Sales increased by $1,488,636 or 109% for the six months ended March 31, 2008 over the period ended March 31, 2007 and also increased by $8,314,316 or 291% for the six months ended March 31, 2009 over the period ended March 31, 2008. The Company has been profitable for the last three quarters and will continue to have profitability as a focus in addition to increased sales and maintaining a good infrastructure.
The Company has continued to build an infrastructure that it believes is capable of handling a substantially higher sales volume at low incremental cost, so that while the Company’s operating expenses and cash used in its operating activities are anticipated to increase for the next twelve months at substantially reduced levels as a percentage of revenues, the Company expects that its revenues will increase significantly during that period through the implementation of its advertising and marketing programs. Management believes that the outlook for the demand for the Company’s products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that the Company provides. The Company does not anticipate any major changes in Medicare reimbursement during the next six months of fiscal year 2009, nor in any other reimbursement programs available from other third-party payors. We applied for and were approved as a participating provider for Medicare Part B. A participating provider is required to accept assignment for all Medicare allowable charges.

We anticipate that our ability to continue our current rate of growth and meet our cash requirements may continue to be dependent on our ability to complete sales of our securities, obtain asset-based loans or security based debt. There can be no assurance, of course, as to the amount or timing of any proceeds we may receive from the sale of our securities, asset-based loans, or security-based debt or whether the proceeds of such sales, as loans or debt will be sufficient, together with the cash provided from our operating activities, to meet our operating expenses. However, we believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable, the sale of products, and the proceeds, if any, of the sale of our debt and equity securities will be sufficient to meet our cash requirements during the next twelve months. Even if we do not obtain additional funding from the sale of debt or equity or from indebtedness, we believe our cash requirements can be met beyond 12 months if we reduce our rate of growth.
Our current assets of $8,875,170 exceed our current liabilities of $4,793,583 by $4,081,587.
Our plan for the next twelve months includes the following:
–	Maintain our current rate of advertising;

–	Increase our customer base;

–	Continue to service our current customer base and increase the retention rate;

–	Increase our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both.

•	Retained an investment banking firm to assist us in obtaining additional capital.

•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•	Leased a 25,000 square foot facility which has only been built out 83 percent to accommodate our current operations including room for growth. The other 17 percent is being built out for additional warehouse space. We also leased an additional 8,500 square foot facility next door to our current facility from our current landlord. We expect to finish the build out of this facility during the third quarter of FY 2009.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet changing market conditions.

•	Signed an agreement with a general contractor for a 5,515 square foot expansion of our current facility, which will provide space for enhanced call center operations for sales, operations, and customer support.
LMS will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Contractual Commitments
Capital expenditures for the six month period ended March 31, 2009, were $223,923. As of March 31, 2009, the Company had known contractual obligations of $9,661,762, comprised of current and long-term debt obligations, rent payable on its principal office facility, and shareholder debt.
Off-Balance Sheet Arrangements
As of March 31, 2009, we had no off-balance sheet arrangements.
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
In January 2008 we received notice that our common stock would not be eligible for trading on the OTCBB for a minimum period of approximately one year because our Company had failed to timely file its periodic reports under the Securities Exchange Act of 1934 three times in a two year period. The Company appealed the original notice but its appeal was rejected. Accordingly, commencing February 14, 2008, our common stock started trading on the Pink Sheets and will do so until the Company has filed periodic reports on a timely basis for twelve months, at which time it can reapply to have its common stock traded on the OTCBB, a process which we commenced in January 2009. In March 2009, FINRA approved the application of our common stock to trade on the OTCBB.

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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of March 31, 2009, the end of the period covered by this Report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Change in Internal Controls
Except as set forth in the following paragraph, during the six months ended March 31, 2009 there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.
In January 2009, the Company hired additional accounting resources to support the growth of our business. During April 2009, the Company strengthened the quarterly closing process that was used to prepare the financial results for the interim period ended March 31, 2009. Specifically, the Company modified existing quarterly cut-off procedures and added procedures to detect duplicate postings of sales invoices to coincide with the increased revenues and costs associated with the growth of our business.

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
Our shares repurchased for the three months ended March 31, 2009 were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs(2)	Plans or Programs(2)
January 1—31, 2009(1)	18,000	$0.53
February 1—28, 2009(1)	6,600	$0.46
March 1—31, 2009(1)	32,000	$0.42

Total	56,600	$0.46	63,200	$470,670

(1)	In December 2008, we opened a separate money market account with an investment bank pursuant to which we transferred $50,000 into the account, of which $26,007 was used to purchase 56,600 shares during the three months ended March 31, 2009.

(2)	As of March 31, 2009, 63,200 cumulative shares have been purchased under our stock repurchase program for $29,330, and an approximate dollar value of shares in the amount of $470,670 may be purchased under the program through December 2009.
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