Form 10-Q
period 2009-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2009-08-12
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number.: 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2009

Common Stock, $.001	32,306,711

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash	$3,488,557	$1,173,018
Accounts receivable, net of allowance for doubtful accounts of $2,097,825 and $1,055,606, respectively	3,493,813	2,405,102
Prepaid expenses	46,590	321,182
Inventory, net of allowance for obsolete inventory of $50,000 and $50,000, respectively	1,235,058	785,884
Deferred advertising, current portion	1,658,265	769,851
Other	2,953	1,848

Total Current Assets	9,925,236	5,456,885

Property and Equipment
Property and Equipment, net of accumulated depreciation of $928,717 and $714,641, respectively	1,062,112	815,833

Other Assets
Deferred advertising, net of current portion	1,435,418	660,524
Deferred loan costs	466,337	492,821
Deposits	114,690	100,089

Total Other Assets	2,016,445	1,253,434

Total Assets	$13,003,793	$7,526,152

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,120,278	$900,448
Accrued liabilities	431,377	289,848
Stockholder loan	1,664,649	1,664,649
Convertible notes payable, net of unamortized discount of $406,570 and $56,833, respectively	3,734,356	772,163
Capital lease obligations, current portion	78,093	50,816
Deferred rent liability, current portion	56,244	48,261

Total Current Liabilities	8,084,997	3,726,185

Long-Term Liabilities
Convertible notes payable, net of unamortized discount of $111,773 and $748,921, respectively	2,406,926	2,788,704
Capital lease obligations, net of current portion	90,772	82,155
Deferred rent liability, net of current portion	172,045	214,215

Total Long-Term Liabilities	2,669,743	3,085,074

Total Liabilities	10,754,740	6,811,259

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 32,392,311 and 32,050,366 shares issued at June 30, 2009 and September 30, 2008, respectively	32,392	32,050
Additional paid-in capital	11,617,104	11,177,266
Accumulated deficit	(9,359,865)	(10,494,423)

	2,289,631	714,893
Less: Treasury stock, at cost (85,600 shares)	(40,578)	—

Total Stockholders’ Equity	2,249,053	714,893

Total Liabilities and Stockholders’ Equity	$13,003,793	$7,526,152

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Sales	$6,950,415	$2,444,400	$18,119,489	$5,299,159

Cost of Sales	2,505,869	889,683	6,425,280	1,924,885

Gross Profit	4,444,546	1,554,717	11,694,209	3,374,274

Operating Expenses
Payroll, taxes and benefits	1,517,704	650,715	3,857,069	1,808,261
Advertising	615,512	107,674	1,371,890	256,521
Bad debts	373,182	271,751	1,861,162	577,686
Depreciation	80,346	45,900	214,075	137,700
General and administrative	785,325	530,829	2,445,375	1,757,040

Total Operating Expenses	3,372,069	1,606,869	9,749,571	4,537,208

Income (Loss) from Operations	1,072,477	(52,152)	1,944,638	(1,162,934)

Other Income (Expense)
Interest Expense	(267,232)	(167,049)	(812,407)	(280,438)
Interest Income	3,084	1,366	16,767	1,366

Total Other Income (Expense)	(264,148)	(165,683)	(795,640)	(279,072)

Income (Loss) before Income Taxes	808,329	(217,835)	1,148,998	(1,442,006)

Provision for Income Taxes	14,440	—	14,440	--

Net Income (Loss)	$793,889	$(217,835)	$1,134,558	$(1,442,006)

Basic earnings (loss) per share:
Weighted average shares outstanding	32,132,943	32,050,366	32,067,847	31,683,081
Earnings (loss) per share	$0.02	$(0.01)	$0.04	$(0.05)

Diluted earnings (loss) per share:
Weighted average shares outstanding	37,334,188	32,050,366	35,990,375	31,683,081
Earnings (loss) per share	$0.02	$(0.01)	$0.03	$(0.05)
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended June 30, 2009
(Unaudited)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at September 30, 2008	32,050,366	$32,050	$11,177,266	$(10,494,423)	$—	$714,893
Options issued to employees			57,951			57,951
Warrants issued with convertible debt			192,246			192,246
Common stock issued for interest on convertible debt	171,945	172	104,811			104,983
Common stock issued upon conversion of convertible debt	170,000	170	84,830			85,000
Purchase common treasury stock	(85,600)				(40,578)	(40,578)
Net income				1,134,558		1,134,558

Balance at June 30, 2009	32,306,711	$32,392	$11,617,104	$(9,359,865)	$(40,578)	$2,249,053

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flow from operating activities:
Net Income (Loss)	$1,134,558	$(1,442,006)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,457,997	385,962
Equity based compensation	365,333	601,991
Bad debt expense	1,861,162	577,686
Non-cash interest related to convertible notes payable	564,923	93,255
Amortization of non-cash loan issuance costs	28,931	4,491
Changes in operating assets and liabilities:
Accounts receivable	(2,949,873)	(1,505,831)
Prepaid expenses and other current assets	(33,895)	(8,254)
Deposits	(14,601)	(2,498)
Inventory	(449,174)	(206,232)
Accounts payable	1,219,830	600,008
Accrued expenses	112,033	11,743
Deferred rent	(34,187)	(31,486)
Deferred loan costs	342,935	98,289
Deferred advertising	(2,907,230)	(683,234)

Net Cash Flow Provided by (Used in) Operating Activities	698,742	(1,506,116)

Cash flow from investing activities:
Purchase of property and equipment	(369,390)	(137,559)

Net Cash Flow Used in Investing Activities	(369,390)	(137,559)

Cash flow from financing activities:
Proceeds from sale of stock	—	686,200
Proceeds from issuance of convertible notes	2,500,000	4,304,000
Proceeds from notes payable	—	53,000
Broker commissions	(203,056)	(356,500)
Legal and other fees paid	(122,609)	(199,370)
Purchase of treasury stock	(40,578)	—
Payments of long-term debt and capital lease obligations	(147,570)	(328,840)

Net Cash Flow Provided by Financing Activities	1,986,187	4,158,490

Net increase in cash	2,315,539	2,514,815

Cash at beginning of period	1,173,018	176,820

Cash at end of period	$3,488,557	$2,691,635

Supplemental disclosure of cash flow information:
Cash paid for interest	$289,739	$154,799
Cash paid for income taxes	$21,260	$—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$90,965	$54,083
Common stock issued for interest expense	$104,983	$—
Common stock issued for conversion of debt	$85,000	$25,000
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
June 30, 2009
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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 that was filed with the SEC on December 15, 2008. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., and Liberator Health and Wellness, Inc., its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.
Note 2 — Summary of Significant Accounting Policies
The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging
Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1. The adoption of FSP 107-1 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for the quarter ending June 30, 2009 for the Company and did not have a material effect on the Company’s consolidated financial statements. The Company performed an evaluation of subsequent events through August 12, 2009, the date which the financial statements were issued, and determined no subsequent events had occurred which would require changes to its accounting or disclosures.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the year ending September 30, 2009. This will not have an impact on the consolidated results of the Company.
Note 3 — Property and Equipment
Property and equipment consist of the following:

	Estimated	June 30,	September 30,
	Life	2009	2008
Leased equipment	5 years	$582,226	$491,261
Transportation equipment	3 years	94,510	94,510
Warehouse equipment	5 years	41,951	7,053
Office furniture	5 years	142,211	79,056
Computer equipment	3 years	60,911	38,478
Telephone equipment	5 years	33,456	31,281
Rental equipment	7 years	18,329	18,329
Web Site	3 years	5,500	5,500
Server Software	3 years	111,606	93,386
Training guides	3 years	3,125	3,125
Leasehold improvements	5 years	884,018	647,659
Signage	3 years	12,986	12,986
Fixed assets under construction		—	7,850

Total property and equipment		1,990,829	1,530,474
Less: accumulated depreciation		(928,717)	(714,641)

Property and equipment, net		$1,062,112	$815,833

Depreciation expense was $214,075 and $137,700 for the nine months ended June 30, 2009 and 2008, respectively.
Note 4 — Deposits
Deposits consist of the following:

	June 30,	September 30,
	2009	2008
Deposits on leased equipment	$9,279	$11,024
Building rent deposits	66,369	60,597
Utility deposits	7,412	6,198
Deposits on software development	20,465	13,515
Deposits for building expansion	1,165	—
Deposits for professional fees	10,000	—
Deposit on catalog printing	—	8,755

Total deposits	$114,690	$100,089

Note 5 — Convertible Notes Payable
April 2008 Convertible Notes
On April 11, 2008, the Company closed a private placement consisting of convertible notes and warrants for gross proceeds of $804,000. The notes are convertible into shares of our common stock at an initial conversion price of $0.50 per share, subject to adjustment, and mature one year after issuance. The notes are senior unsecured obligations of our Company and accrue interest at an annual rate of twelve percent (12%) per annum, payable at maturity. The warrants have a term of five years and are exercisable from the date of their issuance until their expiration at a price of $1.00 per share. Through June 30, 2009, $110,000 principal amount of notes was converted into 220,000 shares of the Company’s common stock.
During the three months ended March 31, 2009, the maturity dates for convertible notes totaling $313,000 that became due within the three months ended March 31, 2009 were extended for one year from the original date of maturity. In addition, convertible notes totaling $36,500 were redeemed for cash during the three months ended March 31, 2009.
During the three months ended June 30, 2009, the maturity dates for convertible notes totaling $288,500 that became due within the three months ended June 30, 2009 were extended for one year from the original date of maturity. In addition, convertible notes totaling $56,000 were redeemed for cash during the three months ended June 30, 2009.
Interest expense on the April 2008 notes was $64,546 and $26,499 for the nine months ended June 30, 2009 and 2008, respectively.
May 2008 Convertible Note
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

Interest expense on the May 2008 note was $94,802 and $11,219 for the nine months ended June 30, 2009 and 2008, respectively.
October 2008 Convertible Note
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
Interest expense on the October 2008 note was $55,993 and $0 for the nine months ended June 30, 2009 and 2008, respectively.
In May 2009, the Company entered into Waiver Agreements with the note holder of the May 2008 and October 2008 convertible notes discussed above. As part of the Waiver Agreements, the note holder has agreed to accept 171,945 shares of the Company’s common stock in lieu of the Company’s obligation to pay cash in the amount of $85,873 for interest payments that were due April 15, 2009 and May 15, 2009 under the original terms of the notes. As a result of this transaction, the Company incurred an additional $19,011 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the notes are in all other respects unchanged.
Short-term Convertible notes payable consist of the following at June 30, 2009:

	April’08 Notes	May’08 Note	Totals
Notes Payable, face amount	$601,500	$3,500,000	$4,101,500

Discounts on Notes:
Valuation of Warrants	(126,140)	(609,595)	(735,735)
Intrinsic Value of Conversion Rights	—	(303,345)	(303,345)
Accumulated Amortization	126,140	506,370	632,510

Total Discounts	—	(406,570)	(406,570)

Accrued Interest	21,878	17,548	39,426

Convertible Notes Payable, net	$623,378	$3,110,978	$3,734,356

Short-term Convertible notes payable consist of the following at September 30, 2008:

April’08 Notes
Notes Payable, face amount	$779,000

Discounts on Notes:
Valuation of Warrants	(126,140)
Accumulated Amortization	69,307

Total Discounts	(56,833)

Accrued Interest	49,996

Convertible Notes Payable, net	$772,163

Long-term Convertible notes payable consist of the following at June 30, 2009:

Oct’08 Note
Notes Payable, face amount	$2,500,000

Discounts on Notes:
Valuation of Warrants	(86,264)
Intrinsic Value of Conversion Rights	(86,265)
Accumulated Amortization	60,756

Total Discounts	(111,773)

Accrued Interest	18,699

Convertible Notes Payable, net	$2,406,926

Long-term Convertible notes payable consist of the following at September 30, 2008:

May’08 Note
Notes Payable, face amount	$3,500,000

Discounts on Notes:
Valuation of Warrants	(609,595)
Intrinsic Value of Conversion Rights	(303,345)
Accumulated Amortization	164,019

Total Discounts	(748,921)

Accrued Interest	37,625

Convertible Notes Payable, net	$2,788,704

Note 6 — Capital Lease Obligations
Capital lease obligations include eleven capitalized leases with interest rates ranging from 8.4% to 28.4%. The combined monthly payments of principal and interest are $8,656. The amount of equipment and furniture capitalized under the capital leases was $289,422. Accumulated depreciation recorded for the equipment and furniture under the outstanding capital leases as of June 30, 2009 is $110,556. The payment terms of the capital leases expire between February 2009 and May 2012.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2009:

Amount
Year ending September 30:
2009	$25,969
2010	100,474
2011	62,445
2012	13,307

Total minimum lease payments	202,195
Less: Interest on capitalized lease obligations	(33,330)

Present value of capitalized lease obligations	168,865
Less: Current portion	(78,093)

Capitalized lease obligations, net of current portion	$90,772

Interest expense on capitalized leases was $21,935 and $20,280 for the nine months ended June 30, 2009 and 2008, respectively.

Note 7 — Stockholders’ Equity
Warrants
In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 5, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of June 30, 2009, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	35.19%
A summary of warrants issued, exercised and expired during the nine months ended June 30, 2009, is as follows:

Amount
Balance at September 30, 2008	9,234,759
Issued	1,433,334
Exercised	—
Expired	(200,000)

Balance at June 30, 2009	10,468,093

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
On October 30, 2008, the Board of Directors of the Company approved a grant of 480,000 stock options under the 2007 Stock Plan to employees with an exercise price of $0.60 per share. The options vest 25% on October 1, 2009, 25% on April 1, 2010, 25% on October 1, 2010, and 25% on April 1, 2011.
A summary of the employee stock option activity for the nine months ended June 30, 2009 is as follows:

		Weighted
		Avg.
		Exercise
2007 Plan Employee Stock Options:	Shares	Price
Options outstanding at September 30, 2008	490,000	$0.77
Granted	480,000	0.60
Exercised	—	—
Expired or forfeited	(10,000)	0.75

Options outstanding at June 30, 2009	960,000	$0.68

Options exercisable at June 30, 2009	480,000	$0.77

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
The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended June 30, 2009:

Risk-free interest rate:	1.82%
Expected term:	3 years
Expected dividend yield:	0.00
Expected volatility:	36.05%
For the nine months ended June 30, 2009 and 2008, respectively, the Company recorded $57,951 and $22,581 of stock-based compensation expense which has been classified as operating expenses, sub-classification of payroll, taxes and benefits. As of June 30, 2009, there is $59,166 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Plan, which is expected to be recognized over the next 1.75 years.
2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (the “ESPP”) became effective June 10, 2009, the effective date of the registration statement filed on Form S-8 with the SEC. The ESPP provides a means by which employees of the Company are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the ESPP is 500,000 shares of the Company’s common stock, subject to changes authorized by the Board of Directors of the Company. Shares are offered through consecutive offering periods with durations of approximately six (6) months, commencing on the first trading day on or after June 1st and November 30th of each year and terminating on the last trading day before the commencement of the next offering period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The ESPP allows employees to designate up to 15% of their cash compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the exercise date, which is the last trading day of the offering period. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s common stock are not eligible to participate in the ESPP.
The first offering period of the ESPP commenced on June 10, 2009 and will end on November 30, 2009. As of June 30, 2009 no shares of the Company’s common stock have been purchased through the ESPP.
Note 8 — Diluted Earnings (Loss) per Common Share
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculations:

	For the three months ended June 30,
	2009			2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount
Basic earnings (loss) per share	$793,889	32,132,943	$0.02	$(217,835)	32,050,366	$(0.01)
Effect of dilutive securities:
Stock options	—	3,922,533		—	—
Convertible debt	18,692	1,278,712		—	—

Diluted earnings (loss) per share	$812,581	37,334,188	$0.02	$(217,835)	32,050,366	$(0.01)

	For the nine months ended June 30,
	2009			2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount
Basic earnings (loss) per share	$1,134,558	32,067,847	$0.04	$(1,442,006)	31,683,081	$(0.05)
Effect of dilutive securities:
Stock options	—	3,922,528		—	—

Diluted earnings (loss) per share	$1,134,558	35,990,375	$0.03	$(1,442,006)	31,683,081	$(0.05)

The following tables summarize the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share because the impact would have been anti-dilutive and/or the conversion price of the securities was greater than the average market price of our common stock for the periods:

	For the Three Months Ended
	June 30,
	2009	2008
Stock options	960,000	4,151,009
Warrants	10,468,093	3,949,009
Convertible Debt	7,708,334	—

Totals	19,136,427	8,100,018

	For the Nine Months Ended
	June 30,
	2009	2008
Stock options	960,000	4,151,009
Warrants	10,468,093	3,949,009
Convertible Debt	8,911,334	—

Totals	20,339,427	8,100,018
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
The Company had a net income tax provision for the nine months ended June 30, 2009 of $14,440. Although the Company had net operating losses carryforwards which completely offset its regular taxable income, the Company incurred alternative minimum tax on its net alternative minimum taxable income. For the nine months ended June 30, 2009, the Company had $ 6.0 million in net operating losses carryforwards which expire in 2028 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. As a result, the Company was unable to recognize an income tax benefit for the quarter ended June 30, 2009.
Note 10 — Commitments
The Company leases property under operating leases that expire at various times through July 31, 2012. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of June 30, 2009, are as follows:

Amount
Fiscal year ending September 30:
2009	$84,006
2010	344,253
2011	361,470
2012	313,662

$1,103,391

Rent expense for the nine months ended June 30, 2009 and 2008 was $364,793 and $292,289, respectively.

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
Results of Operations
Revenues:
The Company’s revenues for the three months ended June 30, 2009 were up $4,506,015, or 184%, to $6,950,415 compared to $2,444,400 for the three months ended June 30, 2008 due to a substantial advertising campaign to obtain new mail-order customers. For the nine months ended June 30, 2009, revenues were up $12,820,330, or 242%, to $18,119,489 compared to $5,299,159 for the nine months ended June 30, 2008 as a result of the advertising campaign.
Gross Profit:
The Company’s gross profit was up $2,889,829, or 186%, for the three months ended June 30, 2009 to $4,444,546 from $1,554,717 for the three months ended June 30, 2008, and up $8,319,935, or 247%, for the nine months ended June 30, 2009 to $11,694,209 from $3,374,274 for the nine months ended June 30, 2008 as a result of our increased revenues.
Operating Expenses:
The Company’s operating expenses for the three months ended June 30, 2009 were $3,372,069, or 49% of revenue, compared to $1,606,869, or 66%, of revenue for the three months ended June 30, 2008. The Company’s operating expenses for the nine months ended June 30, 2009 were $9,749,571, or 54% of revenue, compared to $4,537,208, or 86%, of revenue for the nine months ended June 30, 2008. Incremental expenses were less as compared to incremental revenues. The increases in operating expenses are primarily attributed to increased spending levels for employees, advertising, professional fees, rent, and allowance for bad debts to support the increase in revenues.

Interest Expense:
The Company’s interest expense for the three months ended June 30, 2009 was $267,232 compared to $167,049 for the three months ended June 30, 2008. The Company’s interest expense for the nine months ended June 30, 2009 was $812,407 compared to $280,438 for the nine months ended June 30, 2008. The increase in interest expense is primarily a result of the two convertible debt offerings during the second and third quarters of fiscal year 2008 and a third convertible debt offering in October 2008.
Net Income:
The Company’s net income for the three months ended June 30, 2009, increased $1,011,724 to $793,889 compared to a net loss of ($217,835) for the three months ended June 30, 2008. The Company’s net income for the nine months ended June 30, 2009, increased $2,576,564 to $1,134,558 compared to a net loss of ($1,442,006) for the nine months ended June 30, 2008. The increases in net income are due to substantially higher sales volumes at substantially lower incremental operating expenses.
Liquidity and Capital Resources
Historically, the Company’s principal use of cash has been to fund ongoing operations, which was financed primarily through the sales and placements of equity and debt securities. However, during the nine months ended June 30, 2009, we generated $698,742 of positive cash flow as a result of our operating activities compared to a use of $1,506,116 of cash during the nine months ended June 30, 2008.
We had $3,488,557 in cash as of June 30, 2009, an increase of $2,315,539 from September 30, 2008. This increase in cash at June 30, 2009, was due to the Company’s closing on the $2,500,000 convertible debt obligation in October 2008 plus cash generated in operating activities, partially offset by the purchase of property and equipment of $369,390 during the nine months ended June 30, 2009.
Financing Activities
Cash provided by financing activities was $1,986,187 for the nine months ended June 30, 2009, primarily as a result of convertible debt issued during October 2008, compared to $4,158,490 for the nine months ended June 30, 2008, primarily as a result of the issuance of convertible debt and the sale of common stock.
Outlook
The primary focus during the last two years has been on increasing sales and building an infrastructure capable of handling the rapid growth we have planned for. Sales increased by $3,157,262, or 147%, for the nine months ended June 30, 2008 over the period ended June 30, 2007 and also increased by $12,820,330 or 242% for the nine months ended June 30, 2009 over the period ended June 30, 2008. The Company has been profitable for the last four consecutive quarters and will continue to focus on profitability in addition to sales growth.
The Company has continued to build an infrastructure that it believes is capable of handling a substantially higher sales volume at low incremental costs, so that while the Company’s operating expenses and cash used in its operating activities are anticipated to increase for the next twelve months at substantially reduced levels as a percentage of revenues, the Company expects that its revenues will increase significantly during that period through the implementation of its advertising and marketing programs. Management believes that the outlook for the demand for the Company’s products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that the Company provides. The Company does not anticipate any major changes in Medicare reimbursement during the next three months of fiscal year 2009, nor in any other reimbursement programs available from other third-party payors. However, the current reimbursement environment is volatile, and the Company may be impacted by healthcare reform programs currently being discussed by the Federal Government. We applied for and were approved as a participating provider for Medicare Part B. A participating provider is required to accept assignment for all Medicare allowable charges.

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
Our current assets of $9,925,236 exceed our current liabilities of $8,084,997 by $1,840,239.
Our plan for the next twelve months includes the following:

–	Maintain or increase our current rate of advertising;

–	Increase our customer base;

–	Continue to service our current customer base and increase the retention rate;

–	Increase our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both.

•	Retained an investment banking firm to assist us in obtaining additional capital.

•	Identified products and related target customers through extensive market research.

•	Established efficient and cost effective methods to reach qualified customers.

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members.

•	We completed the expansion and build out of our 25,000 square foot leased facility and the build out of an additional 5,800 square foot facility next door to our current facility. We also leased an additional 3,500 square foot facility adjacent to one of our current facilities for future use.

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales.

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions.

•	Tested our advertising methods and established methods of testing additional advertising methods to meet changing market conditions.
LMS will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.
Contractual Commitments
As of June 30, 2009, the Company had known contractual obligations of $9,571,735, comprised of current and long-term debt obligations, rent payable on its principal office facility, and shareholder debt.

Off-Balance Sheet Arrangements
As of June 30, 2009, we had no off-balance sheet arrangements.
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
Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to the following:
•	Historically, we have incurred significant net losses every year since the inception of LMS. Fiscal year 2009 is the first year we expect to incur positive net income. No assurances can be given, however, that this will be the case.

•	The Company has aggressive marketing plans that require the Company to spend substantial sums. The Company may need additional capital to continue its business plan.

•	Our future operating results remain difficult to predict.

•	Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans.

•	Our ability to operate at a profit is highly dependent on recurring orders from customers, as to which there is no assurance.

•	We may not be able to market our diabetes products or otherwise to operate our diabetes supply business segment at a profit because of marketing costs, competition, or other reasons not now foreseen.

•	We could be liable for harm caused by products that we sell.

•	Competition from other sellers of products sold by us is intense and expected to increase.

•	If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products.

•	We may make acquisitions that will strain our financial and operational resources.

•	Since its inception, Medicare has frequently changed, increased or reduced, or even eliminated, compensation for various medical supplies and devices. The current administration has promised sweeping healthcare reform, which ultimately may affect current medical supplies and device compensation structures. Although there is the prospect of new Federal healthcare programs offering to cover the estimated 40 million uninsured with insurance coverage for medical supplies and devices, any potential financial gains this may create for the Company could be offset by simultaneous cuts to reimbursement programs.
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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of June 30, 2009, the end of the period covered by this Report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Change in Internal Controls
Except as set forth in the following paragraph, during the nine months ended June 30, 2009 there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.
In January 2009, the Company hired additional accounting resources to support the growth of our business. During April 2009, the Company strengthened the quarterly closing process that was used to prepare the financial results for the interim periods ended March 31, 2009 and June 30, 2009. Specifically, the Company modified existing quarterly cut-off procedures and added procedures to detect duplicate postings of sales invoices to coincide with the increased revenues and costs associated with the growth of our business.

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
Our shares repurchased for the three months ended June 30, 2009 were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs(2)	Plans or Programs(2)
April 1—30, 2009(1)	4,900	$0.37
May 1—31, 2009(1)	12,500	$0.55
June 1—30, 2009(1)	5,000	$0.50

Total	22,400	$0.50	85,600	$459,422

(1)	In December 2008, we opened a separate money market account with an investment bank pursuant to which we transferred $50,000 into the account, of which $11,249 was used to purchase 22,400 shares during the three months ended June 30, 2009.

(2)	As of June 30, 2009, 85,600 cumulative shares have been purchased under our stock repurchase program for $40,578, and an approximate dollar value of shares in the amount of $459,422 may be purchased under the program through December 2009.
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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	August 12, 2009
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	August 12, 2009