Form 10-K
period 2009-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2009-12-17
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2979 SE Gran Park Way, Stuart, Florida 34997
(Address of principal executive offices)
(772) 287-2414
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on March 31, 2009, was approximately $5,804,391.
The number of shares outstanding of the issuer’s Common Stock as of December 16, 2009, was 33,212,666.

LIBERATOR MEDICAL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS
Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set out under “Risk Factors,” below, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.
The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
PART I
Item 1. Business
Background of the Company
Throughout this Report we use the terms “we,” “our Company,” and “us” to refer to Liberator Medical Holdings, Inc., and its wholly-owned consolidated subsidiaries, Liberator Medical Supply, Inc. (which is sometimes called “Liberator Medical”), Liberator Health and Education Services, Inc., formerly known as Liberator Services Corporation, and Liberator Health and Wellness, Inc.
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
On June 22, 2007, we completed the acquisition of Liberator Medical, a durable medical equipment company located in Stuart, Florida. The acquisition was consummated pursuant to a merger agreement entered into on June 18, 2007, whereby we agreed to merge our newly-created, wholly-owned subsidiary, Cardiff Merger, Inc., a Florida corporation, with and into Liberator Medical, with Liberator Medical being the surviving entity as our wholly-owned subsidiary. As a condition of the merger, we issued approximately 25,447,956 shares of our common stock to the stockholders of Liberator Medical. We also agreed to issue to the then current holders of Liberator Medical options and warrants exercisable to purchase shares of the Company’s common stock on terms and conditions equivalent to the existing terms and conditions of the respective Liberator Medical options and warrants. Also, we appointed Liberator Medical’s President and Chief Executive Officer, Mark A. Libratore, to our board of directors and appointed him our President and Chief Executive Officer. For additional information concerning the combination of our Company with Liberator Medical, see the Company’s Current Report on Form 8-K filed on June 29, 2007, with the Securities and Exchange Commission.

Background of Liberator Medical Supply, Inc.
Liberator Medical was incorporated in the State of Florida in July 1999. It is a provider of direct-to-consumer durable medical supplies, primarily to seniors. The majority of Liberator Medical’s revenue is derived from four product lines, diabetes, urological, ostomy, and mastectomy. Liberator Medical provides a simple and reliable way for its patients to obtain supplies. Its employees communicate directly with its patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis and bills Medicare and third-party insurers on behalf of its patients. Liberator Medical markets its products directly to consumers, primarily through targeted media, direct-response television advertising and direct-response print advertising to patients throughout the United States. Its patient service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. Liberator Medical’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.
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
We are a quasi-medical distributor providing home health care services. According to HME News, the home health care market is a highly fragmented industry of over 100,000 companies, with about 50 companies having annual sales in excess of $10 million.
According to the U.S. Department of Health and Human Services, Medicare and Medicaid have combined annual payments of $775 billion.
The Company targets Medicare-eligible seniors with chronic illness. First Research estimates the number of Americans over 65 will double from 34 million to 62 million between 2000 and 2025. The research firm Rand estimates the number of Americans with two or more chronic conditions will increase from 60 to 81 million between the years 2000 and 2020. Current out-of-pocket spending for Americans age 65 and over with two chronic conditions is approximately $750 per year. The number of Medicare beneficiaries is expected to nearly double to 77 million by 2030 from 40 million in 2000, according to the Centers for Medicare and Medicaid Services. According to the 2009 BCC Research report, the urological market size is approximately $4.4 billion and expected to increase to $13.2 billion in 2014. Below is an analysis of the Company’s addressable market for targeted disease segments as well as a description of each opportunity.

Target Market	Diagnosed	Undiagnosed	Current Market Size
Urological	N/A	N/A	$4.4 billion*
Diabetes	18 million	6 million	$116 billion **
Mastectomy	3.2 million	N/A	$1.1 billion ***
Ostomy	600,000	N/A	$1.2 billion ***

Total	>21.8 million	>6 million	$122.7 billion

*	BCC Research, 2009

**	Center for Disease Control 2007

***	Center for Disease Control 2005

Mail Order Medical Supplies
The Company’s primary business is mail order medical supplies currently consisting of four primary product lines; urological, diabetes, mastectomy, and ostomy. We attract new patients to our mail order business through three sources. We communicate directly with potential patients through targeted television, Internet, and print advertising. We have been able to commit substantial amounts of cash to advertising since the closing of convertible debt offerings in May 2008 and October 2008. We plan to continue our growth in our mail order business through an ongoing program of direct-response television advertising. Our advertising campaign has resulted in a significant increase in patient enrollment and has been the primary driver behind the growth in sales. Sales from our mail order segment represented 99%, 94% and 80% of total net revenues for the fiscal years ended September 30, 2009, 2008 and 2007.
Retail Sales
Sales for the retail store for fiscal year 2009 have decreased to less than 1% of our total sales with no earnings contribution. The cost of operating a retail outlet along with the high cost of maintaining a large inventory did not justify keeping the store open. Effective September 30, 2009, we closed the retail store.
Sales and Marketing
The Company focuses on making the buying process easy and convenient. Customers can purchase by phone, mail, or over the Internet. This produces an annuity-like income with a high return on advertising dollars.
Our growth will depend upon the success of our advertising campaigns. Management believes that it has perfected a method of capturing initial and recurring sales through use of local, regional and national ad placement. Advertisements and placement drive customer leads. Sales reps handle inbound calls to establish initial contact, qualify the consumer, identify the need and close the sale.
Aggressive contact management efforts, outbound mailings and outbound phone calls by sales reps on active leads and established customers results in re-orders, cross selling opportunities and higher conversion rates than traditional mail order businesses.
With an average customer life of four years, we believe our strategy should provide predictable, recurring income. Management is constantly evaluating and testing new products for direct marketing to various targeted customers. As these new and innovative products come to market, we anticipate being positioned to bring them to the public quickly with the right marketing, intake, processing, and third-party billing mechanisms.
Suppliers
The Company distributes products from over 200 manufacturers, including all of the largest U.S. suppliers. In addition, the Company has been able to negotiate significant discounts, indicating manufacturer confidence in our ability to obtain higher volumes.
Competitive Analysis
Diabetes
In diabetes products, Liberty Medical, a subsidiary of Medco (MHS NYSE), a company started by Mark Libratore, is the industry leader. Liberty is well known for its TV ads featuring actor Wilford Brimely. In addition to its organic growth, Liberty has been purchasing many small and medium size competitors in primarily asset-only purchases. CCS Medical Holdings, Inc. may be the second largest competitor.
Mastectomy
Competition in this area is limited mostly to small specialty shops. Most small boutiques require the customer to walk in and discuss this sensitive matter with a stranger. For many, this may be inconvenient or an unacceptable option. Instead, our telemarketing approach provides the level of privacy many customers need and want. In addition, many small boutiques have chosen to exit the Medicare market due to increased regulation and bonding requirements, which provides us with additional opportunities to gain customers.

Ostomy
Currently there are three major national companies in ostomy; Edgepark, Liberty and United Ostomy. Although there are many small companies as well, we have shown significant growth, primarily due to the Company accepting Medicare in instances where other companies have refused assignment. We also provide personal service, which we believe promotes customer loyalty.
Urological
Over the last two years, the Company has entered into the urological field and has demonstrated significant growth in sales of urological catheters, condom catheters, indwelling catheters, urine collection devices and various related accessories. As the population continues to age, this category is expected to grow considerably. Competition consists primarily of specialty drug stores, 180 Medical, Inc., Byrams Healthcare, Edgepark, United Ostomy, and many small independent dealers and stores.
Litigation
We are not presently subject to any material pending legal proceedings and, to the best of our knowledge, no such action against the Company is contemplated or threatened.
Technology Systems
Because customer service and billing Medicare are a major focus of its business, the Company has completed and installed one of the industry’s most popular, fully HIPPA compliant, and user-friendly billing systems. In addition to electronic-billing to all four Medicare Regional Part B regional centers, it also generates billing to over 5,000 insurance companies, nationwide. Medicare reimbursement and code requirements are kept current and posting of accounts receivable is done automatically from information downloaded from Medicare. Liberator Medical has written customized software integrated with the Enterprise version of Goldmine to handle contact management, generate customized forms and mailings, and facilitate rapid intake of new customers following a carefully conceived intake protocol which captures and preserves essential customer data.
For communications, we utilize a pair of Mitel 3300’s in a cluster, which are capable of handling hundreds of phones and are easily operated in a Web-based user interface. This system has the capacity to interface with our contact management systems, provide pop-up screens, and provide various other vital information that management uses.
Our systems operate on multiple HP Proliant servers with redundant power supplies and up to 4 TB of storage capacity. We use various Microsoft operating systems (Windows 2003, Windows 2008 and Win XP Professional) and various third-party licensed Microsoft Windows-friendly applications including Fastrack for customer ordering and electronic order submissions, Goldmine for pre-customer sales lead and customer CRM, Medforce Scan for digital document imaging, SQL Server 2005 and 2008 for database management and Process Shipper (unified shipping program) for shipment processing and tracking.
We subcontract the hosting and maintenance of the www.liberatormedical.com web site. Credit card information is processed using industry-standard secure 128-bit SSL (secure-sockets-layer) web sessions and credit card information is never stored in the associated Liberator SQL backend database to reduce liability risks.
Intellectual Property
As of the date of this Report, we have one registered trademark/servicemark, “Liberator,” and our stylized logo.
Employees
As of September 30, 2009, we had 139 employees. None of our employees are members of any union or covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

Item 1A. Risk Factors
Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:
Risks Relating to Our Business
•	Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including, without limitation, those described below.
•	Although we had net income of $2,222,000 in fiscal year 2009, we have incurred significant net losses in every other year since our inception, including net losses of $1,309,000 for fiscal year 2008, $1,968,000 for the nine months ended September 30, 2007, $2,295,000 for fiscal year 2006, and $1,097,000 for fiscal year 2005. As of September 30, 2009, we had an accumulated deficit of $8,272,000.
•	The Company has aggressive marketing plans that require the Company to spend substantial sums. The Company may need additional capital to continue our business plan. In addition, the Company may not accurately predict the amount of capital it requires to operate its existing and future business, which requirement may exceed the Company’s estimates. The failure by the Company to secure any additional financing which it may require may adversely affect its ability to grow.
•	We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement or directs Medicare consumers to other companies through the process of competitive bidding, governmental contracts or any kind of nationwide managed care or governmental program.
•	Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration. These agencies conduct audits and periodic investigations of most companies billing Medicare. Negative findings or results of audits are subject to appeals and judicial review and are often overturned at various levels. There is always the possibility that the Company could be the subject of any audit or investigation as it performs a substantial amount of Medicare billing each year. The Company is regularly audited by all four regional Medicare carriers and has on some occasions had to reimburse claims previously paid. This type of reimbursement is common to all Medicare participants. Medicare audits or investigations could possibly lead to recoupment of monies paid to the Company, fines, off-sets on future payments and even loss of Medicare billing privileges. Since its inception, the Company has had no fines or penalties but the Company has been audited by all four regional Medicare carriers and from time-to-time been asked to repay amounts on claims previously paid for various reasons such as billing errors, lack of medical records in physician offices, insufficient patient diagnoses, returns, patient’s having similar equipment, patient not seen by physician recently enough, and lack of adequate medical necessity. Although the Company has set aside reserves for these repayments, demands for repayment could exceed Company reserves and the Company could be unable to pay them, which would adversely affect the Company.
•	We believe that we are able to control our level of expansion as well as the costs associated with the rapid growth which the Company presently plans. However, we cannot be sure that our existing staffing levels will be sufficient if we expand as rapidly as we currently believe. Further, (i) any expansion will create significant demands on our administrative, operational and financial personnel and other resources; (ii) additional expansion in existing or new markets could strain these resources and increase our need for capital; and (iii) our personnel, systems, procedures, controls and existing space may not be adequate to support substantial expansion.

•	Our ability to operate at a profit is highly dependent on recurring orders from customers, as to which there is no assurance. We generally incur losses and negative cash flow with respect to the first order from a new customer for chronic care products and respiratory products, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these product lines depends, in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.
•	We could be liable for harm caused by products that we sell. The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. While management believes that our insurance provides adequate coverage, no assurance can be made that adequate coverage will exist for these claims.
•	We could lose customers and revenues to new or existing competitors who have greater financial or operating resources.
•	Competition from other sellers of products sold by us is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known names and substantial resources. These companies may develop products and services that are more effective or less expensive than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products.
•	Many of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.
•	Our future results may vary significantly depending on a number of factors, including:
– changes in reimbursement guidelines and amounts;

– changes in regulations affecting the healthcare industry;

– changes in the mix or cost of our products;

– the timing of customer orders;

– the timing and cost of our advertising campaigns; and

– the timing of the introduction or acceptance of new products and services offered by us or our competitors.
•	We regularly review potential acquisitions of businesses and products. Acquisitions, if we embark on any type of acquisition, involve a number of risks that might adversely affect our financial and operational resources, including:
– diversion of the attention of senior management from important business matters;

– amortization of substantial intangible assets;

– difficulty in retaining key personnel of an acquired business;

– failure to assimilate operations of an acquired business;

– failure to retain the customers of an acquired business;

– possible operating losses and expenses of an acquired business;

– exposure to legal claims for activities of an acquired business prior to acquisition; and

– incurrence of debt and related interest expense.
•	The success of the Company will largely be dependent on Mark Libratore, the Company’s founder and our President and Chief Executive Officer, who is responsible for the day-to-day management of the business. Loss of Mr. Libratore’s services, either through retirement, incapacity or death, may have a material adverse effect on the Company. The Company has $4,000,000 of key man insurance on Mr. Libratore’s life, with the Company as the beneficiary of $3,000,000 and his wife, Cynthia Libratore, the beneficiary of $1,000,000.

•	Our indebtedness aggregated approximately $11.0 million as of September 30, 2009. As a result, we are subject to the risks associated with significant indebtedness, including:
–	we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;

–	it may be more difficult and expensive to obtain additional funds through financings, if available at all;

–	we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

–	if we default under any of our outstanding notes and/or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.
•	As of November 30, 2009, Mark Libratore, our President and Chief Executive Officer, held approximately 47.5% of our outstanding common stock, excluding options to purchase up to 4,111,009 shares of our common stock. As a result, Mr. Libratore has the ability to exercise substantial control over all corporate actions requiring shareholder approval, including the following actions:
–	the election of directors;

–	the adoption of stock option plans;

–	the amendment of charter documents; or

–	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.
Risks Relating to Ownership of Our Common Stock
•	Even though we expect our common stock to continue to be quoted on the OTC Bulletin Board, we cannot predict the changes in the trading market for our common stock, including changes in liquidity. Because only a small percentage of our outstanding shares are freely traded in the public market, the price of our shares could be volatile and liquidation of an investor’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.
•	We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.
•	Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.

•	Our bylaws contain provisions which could make it more difficult for a third party to acquire us without the consent of our board of directors. Our bylaws impose restrictions on the persons who may call special shareholder meetings. Furthermore, the Nevada Revised Statutes contain an affiliated transaction provision that prohibits a publicly-held Nevada corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an “interested stockholder” unless, among others, (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder or (ii) the transaction is approved by the holders of a majority of the corporation’s voting shares other than those owned by the interested shareholder. An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation’s outstanding voting shares. This provision may have the effect of delaying or preventing a change of control of our company even if this change of control would benefit our shareholders.
•	Public trading of our common stock on the OTCBB is subject to certain provisions, commonly referred to as the penny stock rules, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These require a broker dealer to:
–	make a special suitability determination for purchasers of penny stocks;

–	receive the purchaser’s written consent to the transaction prior to the purchase; and

–	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.
Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2009, Liberator Medical rents 38,000 square feet of space at its headquarters in Stuart, Florida, at a monthly base rental of $31,300. Our lease expires on July 31, 2012. Of that space, approximately 21,000 square feet house our call center and administrative offices and approximately 17,000 square feet is used for our warehouse and shipping functions.
Liberator Medical also rents an additional 7,000 square feet of space in Stuart, of which 4,000 square feet is used for its retail sales facility and the balance for storage. The lease for this facility expired in January 2009. We have been renting on a month-to-month basis since February 2009. We plan to vacate these premises in December 2009.
Liberator Medical has made arrangements for several of the nation’s largest medical distributors to drop ship thousands of different kinds of products anywhere in the US for modest handling charges, which reduces the space necessary for storage.
In October 2009, we signed a lease for an additional 24,000 square feet in Stuart, FL due to our growth. This new facility will house our call center and certain administrative functions. We expect to be occupying the new facility by the end of January 2010.
We believe that our existing facilities, including the new October 2009 lease, are suitable as office, shipping and warehouse space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.
Item 3. Legal Proceedings
From time to time, the Company and/or its subsidiaries are a party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Stockholders held on September 4, 2009, the following proposals were adopted by the vote specified below:

	For	Against	Abstain

Election of Director — Mark Libratore	21,479,273	-0-	25,250

Approval of 2009 Employee Stock Purchase Plan	19,578,448	106,252	412,656

Approval of Amendment to the Employee 2007 Stock Plan	19,578,348	106,300	52,708

Ratification of Berenfeld, Spritzer, Shechter & Sheer, LLP	21,434,273	30,100	40,150

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is quoted on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “LBMH.OB.” Our common stock was traded on the OTC Pink Sheets under the symbol LBMH.PK (previously CDFO) from February 14, 2008, until March 6, 2009. On February 14, 2008, we were not eligible for trading on the OTCBB because we had not timely filed three periodic reports over a two-year period and our common stock began to trade on the Pink Sheets. Our common stock traded on the OTCBB, under the symbol “LBMH.OB” from September 4, 2007 until February 13, 2008. The Company has been unable to obtain any historical information with respect to trading in its common stock or market makers prior to July 12, 2007. The numbers below reflect our high and low bid information for the period which began July 12, 2007, and ended September 30, 2009.

	Stock Price
	High	Low
Quarter Ended:
September 30, 2007	$2.75	$1.10
December 31, 2007	$1.80	$.75
March 31, 2008	$1.35	$.41
June 30, 2008	$1.00	$.55
September 30, 2008	$1.05	$.48
December 31, 2008	$.80	$.37
March 31, 2009	$.64	$.31
June 30, 2009	$.70	$.33
September 30, 2009	$1.49	$.49
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
As of November 30, 2009, the Company had approximately 1,354 shareholders of record of the Company’s common stock. However, a significant number of shares of the Company’s common stock are held in “street name” by brokers on behalf of shareholders and are therefore held by many beneficial owners.
As of September 30, 2009, there were 32,462,311 shares of the Company’s common stock issued and 32,376,311 shares outstanding. Of those shares, 22,468,110 shares were “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended.
On November 15, 2007, the SEC adopted changes to Rule 144 which took effect on February 15, 2008. Rule 144, as amended, provides that a person who is not affiliated with us holding restricted securities for six months may sell such shares without restriction. A person who is affiliated with us and who has held restricted securities for six months will be able to sell such shares in brokerage transactions, subject to limitations, including limitations on sales based on the number of our shares outstanding, our trading volume, and certain other conditions. Such sales could have a depressive effect on the price of our common stock in the open market.

The Company has not declared any cash dividends on its Common Stock in the last thirty years and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.
The Company’s shares are subject to Section 15(g) of the Securities Exchange Act of 1934 and Rule 15g-9, commonly referred to as the “penny stock” rule.
The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the OTCBB; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer’s net tangible assets. The Company’s shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.
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
Stock Repurchase Program
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
Our shares repurchased for the three months ended September 30, 2009 were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs(2)	Plans or Programs(2)
July 1—31, 2009(1)	—	$—
August 1—31, 2009(1)	—	$—
September 1—30, 2009(1)	—	$—

Total	—	$—	85,600	$459,422

(1)	In December 2008, we opened a separate money market account with an investment bank pursuant to which we transferred $50,000 into the account, of which $0 was used to purchase 0 shares during the three months ended September 30, 2009.

(2)	As of September 30, 2009, 85,600 cumulative shares have been purchased under our stock repurchase program for $40,578, and an approximate dollar value of shares in the amount of $459,422 may be purchased under the program through December 2009.
Item 6. Selected Financial Data
Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors, including, but not limited to, those described in the subsection titled “Risk Factors,” located in Part I, Item 1A, of this Form 10-K.
Company Overview
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
Results of Operations
On August 20, 2007, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the fiscal year ended September 30, 2007, is for a period of nine months compared to the fiscal years ended September 30, 2009 and 2008, which are each for a period of twelve months.
The following table summarizes the results of operations for the fiscal years ended September 30, 2009 and 2008, and the nine months ended September 30, 2007, including percentage of sales (dollars in thousands):

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Sales	$25,818	100.0	$9,550	100.0	$2,250	100.0
Cost of Sales	9,050	35.1	3,439	36.0	951	42.3

Gross Profit	16,768	64.9	6,111	64.0	1,299	57.7
Operating Expenses	13,479	52.2	6,912	72.4	3,155	140.2

Income (Loss) from Operations	3,289	12.7	(801)	(8.4)	(1,856)	(82.5)
Other Income (Expense)	(1,035)	(4.0)	(508)	(5.3)	(112)	(5.0)

Income (Loss) Before Income Taxes	2,254	8.7	(1,309)	(13.7)	(1,968)	(87.5)
Income Taxes	32	0.1	—	—	—	—

Net Income (Loss)	2,222	8.6	$(1,309)	(13.7)	$(1,968)	(87.5)

Revenues
Sales for fiscal year 2009 increased by $16,268,000, or 170.3%, to $25,818,000, compared with fiscal year 2008. The increase in sales occurred in the mail order segment of our business. The increase was due to a substantial direct-response advertising campaign to obtain new mail order customers. Our direct-response advertising costs for fiscal year 2009 increased $2,624,000, or 167.5%, to $4,191,000, compared with fiscal year 2008. The sales from our retail segment decreased slightly for fiscal year 2009 compared to fiscal year 2008. The sales from our Internet segment of our business remained substantially the same for fiscal year 2009 compared to fiscal year 2008.
Sales for fiscal year 2008 increased by $7,300,000 to $9,550,000, compared with fiscal year 2007. On an annualized basis, sales increased by 218.3% for fiscal year 2008 compared to fiscal year 2007. The increase in sales occurred in the mail order segment of our business. This increase was a result of a substantial advertising campaign to obtain new mail-order customers. Our direct-response advertising costs for fiscal year 2008 increased $1,343,000, or 449.5%, to $1,567,000, compared with fiscal year 2007. The retail and Internet segments of our business remained substantially the same for fiscal year 2008 compared to fiscal year 2007, on an annualized basis.
Gross Profit
Gross profit for fiscal year 2009 increased by $10,657,000, or 174.4%, to $16,768,000, compared with fiscal year 2008. The increase was attributed to our increased sales volume for fiscal year 2009 compared to fiscal year 2008. As a percentage of sales, gross profit improved by 0.9% to 64.9% of sales for fiscal year 2009 compared to 64.0% of sales for fiscal year 2008. The increase in profit margins is primarily the result of vendor price reductions and/or discounts due to our increased sales volumes.
Gross profit for fiscal year 2008 increased by $4,812,000 to $6,111,000, compared with fiscal year 2007. On an annualized basis, gross profit increased by 252.8% for fiscal year 2008 compared to fiscal year 2007. The increase was attributed to our increased sales volume for fiscal year 2008 compared to fiscal year 2007. As a percentage of sales, gross profit improved by 6.3% to 64.0% of sales for fiscal year 2008 compared to 57.7% of sales for fiscal year 2007. The increase in profit margins is primarily the result of vendor price reductions and/or discounts due to our increased sales volumes.
Operating Expenses
The following table provides a breakdown of our operating expenses for the fiscal years ended September 30, 2009 and 2008, and the nine months ended September 30, 2007, including percentage of sales (dollars in thousands):

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$5,406	20.9	$2,685	28.1	$1,365	60.7
Advertising	2,042	7.9	470	4.9	134	6.0
Bad debts	2,488	9.6	1,042	10.9	348	15.5
Depreciation	306	1.2	213	2.2	138	6.1
General and administration	3,237	12.5	2,502	26.2	1,170	52.0

Total Operating Expenses	$13,479	52.2	$6,912	72.4	$3,155	140.2
Payroll, taxes and benefits increased by $2,721,000, or 101.3%, to $5,406,000 for fiscal year 2009 compared to fiscal year 2008. Payroll, taxes and benefits increased by $1,320,000 to $2,685,000 for fiscal year 2008 compared to fiscal year 2007, an annualized increase of 47.5%. The increases for both years are attributed to an increase in the number of employees and wage increases during fiscal years 2009 and 2008 to support our increased sales volume. As of September 30, 2009, we had 139 active employees compared to 76 at September 30, 2008 and 52 at September 30, 2007.

Advertising expenses increased by $1,572,000, or 334.5%, to $2,042,000 for fiscal year 2009 compared to fiscal year 2008. Advertising expenses increased by $336,000 to $470,000 for fiscal year 2008 compared to fiscal year 2007, an annualized increase of 163.1%. The majority of our advertising expenses are associated with the amortization of, previously capitalized, direct-response advertising costs. The rest of our advertising expenses are for costs that do not qualify as direct-response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the fiscal years ended September 30, 2009 and 2008, and the nine months ended September 30, 2007 (dollars in thousands):

	2009	2008	2007
Advertising Expenses:
Amortization of direct-response costs	$1,866	$450	$113
Other advertising expenses	176	20	21

Total Advertising Expenses	$2,042	$470	$134
Our direct-response advertising efforts have been the driving force behind our increased sales over the last two years. Utilizing the proceeds from $3.5 million of debt financing in May 2008, we were able to increase our direct-response advertising investment from $224,000 for fiscal year 2007 to $1,567,000 during fiscal year 2008. Utilizing the proceeds from $2.5 million debt financing in October 2008 and cash generated from operations during fiscal year 2009, we increased our direct-response advertising investment to $4,191,000 for fiscal year 2009. As of September 30, 2009, we have $3,755,000 of deferred advertising costs that will be expensed over the next four fiscal years to coincide with the expected future revenues generated as a result of our direct-response advertising efforts.
Bad debt expenses increased by $1,446,000, or 138.8%, to $2,488,000 for fiscal year 2009 compared to fiscal year 2008. Bad debt expenses increased by $694,000 to $1,042,000 for fiscal year 2008 compared to fiscal year 2007, an annualized increase of 124.6%. The increases in bad debt expenses are due primarily to our increased sales levels. As a percentage of sales, bad debt expenses have decreased from 15.5% for fiscal year 2007 to 10.9% for fiscal year 2008 to 9.6% for fiscal year 2009 as a result of additional staff and training in our collection process, which involves the submission of claims to multiple layers of payers, such as Medicare, Medicaid, private insurance companies, and our patients.
Depreciation expense increased by $93,000, or 43.7%, to $306,000 for fiscal year 2009 compared to fiscal year 2008. Depreciation expense increased by $75,000 to $213,000 for fiscal year 2008 compared to fiscal year 2007, an annualized rate of 15.8%. The increases in depreciation expense are due to purchases of property, plant, and equipment of $532,000 and $301,000 during fiscal years 2009 and 2008, respectively, in order to support the growth of our business.
General and administrative expenses increased by $735,000, or 29.4%, to $3,237,000 for fiscal year 2009 compared to fiscal year 2008. General and administration expenses increased by $1,332,000 to $2,502,000 for fiscal year 2008 compared to fiscal year 2007, an annualized rate of 60.4%. The increases are due to the additional costs, such as professional fees, rent, telephone expenses, insurance, and other administrative type expenses, required to support our sales growth over the last two years. As a percentage of sales, general and administrative expenses have decreased from 52.0% for fiscal year 2007 to 26.2% for fiscal year 2008 to 12.5% for fiscal year 2009.
Income (Loss) from Operations
Income from operations for fiscal year 2009 increased by $4,090,000 to $3,289,000, compared with a loss from operations of $801,000 for fiscal year 2008. As a percentage of sales, operating income improved by 21.1% to 12.7% of sales for fiscal year 2009 compared to a negative 8.4% of sales for fiscal year 2008. The increase in operating income and margins for fiscal year 2009 is attributed to our increased sales volumes at much lower levels of incremental operating expenses, as a percentage of sales.
Loss from operations for fiscal year 2008 decreased by $1,055,000 to $801,000, compared with a loss from operations of $1,856,000 for fiscal year 2007. As a percentage of sales, the operating loss improved by 74.1% to a negative 8.4% of sales for fiscal year 2008 compared to a negative 82.5% of sales for fiscal year 2007. The reduction in operating loss and improvement in operating margins for fiscal year 2008 is attributed to our increased sales volumes at much lower levels of incremental operating expenses, as a percentage of sales.

Other Income (Expense)
The following table shows a breakdown of other income (expense) for the fiscal years ended September 30, 2009 and 2008, and the nine months ended September 30, 2007 (dollars in thousands):

	2009	2008	2007
Other Income (Expense):
Interest Expense	$(1,054)	$(520)	$(217)
Forgiveness of debt	—	—	108
Loss on sale of assets	—	—	(3)
Interest income	19	12	—

Total Other Income (Expense)	$(1,035)	$(508)	$(112)
Other income (expense) is predominantly interest expense associated with our convertible debt and shareholder loans. Interest expense increased by $534,000 to $1,054,000 for fiscal year 2009 compared to fiscal year 2008 as a result of interest expense for convertible debt issued during fiscal year 2008 and during the first quarter of fiscal year 2009. Interest expense increased by $303,000 to $520,000 for fiscal year 2008 compared to fiscal year 2007 as a result of interest expense for convertible debt issued during fiscal year 2008.
Liquidity and Capital Resources
The following table summarizes the cash flows for the fiscal years ended September 30, 2009 and 2008, and the nine months ended September 30, 2007 (dollars in thousands):

	2009	2008	2007
Cash Flows:
Net cash provided by (used in) operating activities	$1,712	$(2,870)	$(1,130)
Net cash used in investing activities	(941)	(222)	(18)
Net cash provided by financing activities	1,854	4,088	1,201

Net increase in cash	2,625	996	53
Cash at beginning of period	1,173	177	124

Cash at end of period	$3,798	$1,173	$177

Historically, the Company’s principal use of cash has been to fund ongoing operations, which were financed through both placements of equity and debt securities. During fiscal year 2009, we were able to generate $1,712,000 of positive cash flows as a result of our operations. However, we still may be required to raise cash through both sales and placements of equity and/or debt securities in order to finance future growth of our operations.
The Company had cash of $3,798,000 at September 30, 2009, compared to cash of $1,173,000 at September 30, 2008, an increase of $2,625,000. This increase in cash in 2009 is primarily due to net proceeds of $2,177,000 from a long-term convertible debt offering in October 2008 and $1,712,000 generated from our operating activities during fiscal year 2009, partially offset by cash used to purchase a $500,000 certificate of deposit as security for a new credit line, $441,000 for purchases of property and equipment, and payments of $316,000 on our debt and capital lease obligations.
The Company had cash of $1,173,000 at September 30, 2008, compared to cash of $177,000 at September 30, 2007, an increase of $996,000. This increase in cash in 2008 is primarily due to net proceeds of $3,496,000 from convertible debt offerings and $686,000 from the sale of our common stock during fiscal year 2008, partially offset by $2,870,000 used in operating activities during fiscal year 2008, $222,000 for purchases of property and equipment, and payments of $94,000 on our debt and capital lease obligations.

Operating Activities
During fiscal year 2009, cash provided by operating activities was $1,712,000, which was the result of net income of $2,222,000 plus non-cash charges of $5,878,000 less changes in operating assets and liabilities of $6,388,000. The non-cash charges consist primarily of $2,488,000 for bad debt expense, $1,866,000 for amortization of deferred advertising costs, $701,000 for non-cash interest expense related to convertible notes payable, $420,000 for equity based compensation associated with common stock issued for professional services and employee stock options, and depreciation of $306,000. The changes in operating assets and liabilities during fiscal year 2009 primarily consist of an increase of $4,191,000 for deferred advertising costs related to our direct-response advertising efforts and an increase of accounts receivable of $3,933,000 as a result of our increased sales, partially offset by an increase in accounts payable of $1,189,000 due to increased purchases and improved vendor payment terms for our higher volume items, a decrease in deferred loan costs of $446,000 related to our convertible debt offerings, and an increase in accrued expenses of $433,000 primarily related to accrued payroll as a result of our higher employee headcount and executive compensation.
During fiscal year 2008, cash used in operating activities was $2,870,000, which was the result of a net loss of $1,309,000 less non-cash charges of $2,689,000 plus changes in operating assets and liabilities of $4,250,000. The non-cash charges consist primarily of $1,042,000 for bad debt expense, $739,000 for equity based compensation associated with common stock issued for professional services and employee stock options, $450,000 for amortization of deferred advertising costs, $233,000 for non-cash interest expense related to convertible notes payable, and depreciation of $213,000. The changes in operating assets and liabilities during fiscal year 2008 primarily consist of an increase in accounts receivable of $2,963,000 as a result of our increased sales, an increase in $1,567,000 for deferred advertising costs related to our direct-response advertising efforts, and an increase in inventory levels of $487,000 as a result of increased sales volumes, partially offset by an increase in accounts payable of $501,000 due to increased purchases, an increase in accrued expenses of $157,000 primarily related to accrued payroll as a result of our higher employee headcount, and an decrease in deferred loan costs of $128,000 related to our convertible debt offerings.
During the nine months ended September 30, 2007, cash used in operating activities was $1,130,000, which was the result of a net loss of $1,968,000 less non-cash charges of $916,000 plus changes in operating assets and liabilities of $78,000. The non-cash charges consist primarily of $348,000 for bad debt expense, $264,000 for equity based compensation associated with common stock issued for professional services and employee stock options, $113,000 for amortization of deferred advertising costs, and depreciation of $138,000. The changes in operating assets and liabilities during fiscal year 2007 primarily consist of an increase of $224,000 for deferred advertising costs related to our direct-response advertising efforts and a decrease in accounts payable of $97,000, partially offset by a decrease in accounts receivable of $213,000.
Investing Activities
During fiscal year 2009, we purchased $532,000 of capital equipment, primarily as a result of our growth during the fiscal year. $441,000 of the capital equipment was paid for with cash, and $91,000 was purchased through capital leases. The property and equipment consisted of leasehold improvements, computer equipment and software, warehouse equipment, and office furniture. In addition, we purchased a $500,000 certificate of deposit as security for a $500,000 credit line discussed below in Note 8 of the consolidated financial statements. The certificate matures in September 2010 and bears interest at a rate of 1.242% per annum.
During fiscal year 2008, we purchased $301,000 of capital equipment, primarily as a result of our growth during the fiscal year. $222,000 of the capital equipment was paid for with cash, and $79,000 was purchased through capital leases. The property and equipment consisted of leasehold improvements, computer equipment and software, warehouse equipment, and office furniture.
During fiscal year 2007, we purchased $43,000 of capital equipment. $18,000 of the capital equipment was paid for with cash, and $$25,000 was purchased through capital leases. The property and equipment consisted of computer equipment, telecom equipment, and office furniture.
Financing Activities
During fiscal year 2009, cash provided by financing activities was $1,854,000, primarily the result of a $2,500,000 convertible debt offering in October 2008, less $326,000 for debt issuance costs related to the convertible note, and less $316,000 for payments of debt and capital lease obligations.

During fiscal year 2008, cash provided by financing activities was $4,088,000, primarily the result of a $3,500,000 convertible debt offering in May 2008, gross proceeds of $598,000 from short-term convertible notes issued during 2008, gross proceeds of $762,000 from the sale of our common stock, less debt issuance costs of $$577,000 related to the convertible notes, less broker commissions of $101,000 related to the common stock sales, and less $94,000 for payments of debt and capital lease obligations.
During fiscal year 2007, cash provided by financing activities was $1,201,000, primarily the result of proceeds from debt financing of $877,000, gross proceeds of $641,000 from the sale of our common stock, less broker commissions of $180,000, and less $137,000 for payments of debt and capital lease obligations.
Outlook
The Company has experienced tremendous growth over the past two years and, as a result, five consecutive profitable quarters while generating positive operating cash flows during fiscal year 2009. We believe we have built an infrastructure and business model that are capable of generating a substantially higher sales volume at reduced levels of incremental cost. In an effort to continue our growth, we plan on accelerating our advertising efforts over the next twelve months to attract new customers and expand our operations to service our new and existing customers. The outlook for demand for our products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to increase significantly over the next twelve months due to our advertising and marketing programs. The Company does not anticipate any major changes in Medicare reimbursement in 2010, nor in any other reimbursement programs available from other third-party payors. We applied for and were approved as a participating provider for Medicare. A participating provider is required to accept assignment for all Medicare allowable charges.
Due to our emphasis to accelerate our sales growth through our direct-response advertising efforts, we may be required to raise additional cash through the sale of our securities, whether on a debt or equity basis. As of September 30, 2009, we had 2.9 million of outstanding warrants at an average exercise price of $1.00 that expire during fiscal year 2010. We have already received telephone inquiries from several of the warrant holders over the last few months and expect a majority of these warrant holders to exercise these “in-the-money” warrants before expiration. There can be no assurance, of course, as to the amount or timing of the proceeds we may receive from the sale of our securities. However, we believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable, the sale of products, and the proceeds of the sale of our securities will be sufficient to meet our cash requirements during the next twelve months.
Our current assets of $11,549,000 exceed our current liabilities of $8,353,000 by $3,196,000.
Our plan for the next twelve months includes the following:
•	Accelerate our advertising and marketing efforts;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Continue to invest in the expansion of our infrastructure; and

•	Increase our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both;

•	Retained an investor relations firm to further enhance our exposure and opportunities for long-term capital requirements;

•	Identified products and related target customers through extensive market research;

•	Established efficient and cost effective methods to reach qualified customers;

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members, maximizing our revenue per employee;

•	Leased an additional 24,000 square foot facility to house our expanding workforce and support our continued growth. We are currently in the process of completing the build out of this facility to house our call center and other administrative functions. We expect to be in the new facility by the end of January 2010;

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales;

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions; and

•	Tested our advertising methods and established methods of testing additional advertising methods to meet with changing market conditions.
We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to the chronically ill patients.
Contractual Obligations
A summary of our contractual obligations for convertible debt obligations, capital lease obligations, minimum lease payments under non-cancelable operating leases, and minimum purchase commitments as of September 30, 2009 is presented in the following table (dollars in thousands):

	Payments due by period
	Totals	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014
Convertible debt obligations (1)	$6,901	$4,360	$2,541	$—	$—	$—
Capital lease obligations	176	100	63	13	—	—
Operating leases	1,566	470	492	439	94	71
Purchase commitment (2)	532	102	120	120	120	70

Total contractual obligations	$9,175	$5,032	$3,216	$572	$214	141

(1)	The convertible debt obligations that are due in fiscal year 2010 include $601,000 of convertible notes that are convertible into shares of our common stock at a conversion price of $0.50 per share and $3,500,000 of convertible notes that are convertible into shares of our common stock at a conversion price of $0.80 per share. Based on the current price of our common stock, we anticipate that the majority of this debt will be converted into shares of common stock at some point during fiscal year 2010. If for some reason the notes are not converted, we believe we have significant financial resources to meet our debt obligations.

(2)	The purchase commitment includes a long distance service agreement that requires us to purchase a minimum of $6,000 per month of long distance service through December 2009. Effective January 2010, our commitment level will increase to a minimum level of $10,000 per month, partially offset by rebates for the first five months of service. The long distance service agreement expires in April 2014.
Off-Balance Sheet Arrangements
As of September 30, 2009, we had no material off-balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.
Accounts Receivable
Our accounts receivable are generally due from Medicare, Medicaid, private insurance companies, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple layers of payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active for up to 18 to 24 months from the initial billing date. In accordance with regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all classes of payers.
The Company carries its trade accounts receivable at cost less an allowance for doubtful accounts. Management closely monitors outstanding accounts receivable and charges the allowance account for any balances that are determined to be uncollectible. On a quarterly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on its history of past write-offs and collections and current credit conditions.
We analyze our outstanding accounts receivable in 30 day aging buckets and have established reserve requirements based on the aging of the receivable. Receivables that are greater than 24 months and determined to be uncollectible are typically written off as soon as administratively possible after that determination is made. Currently, we reserve 90% of the receivable amount for any receivable greater than 120 days.
Deferred Advertising
In accordance with Accounting Standards Codification (“ASC”) Topic 340-20, Capitalized Advertising Costs, we capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, that patients have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized.
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

Stock-Based Compensation Expense
Effective September 14, 2007, the Company adopted the provisions of ASC Topic 718, Compensation — Stock Compensation,” which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by Topic 718, under which stock-based compensation is based on the grant date fair value estimated in accordance with the provisions of Topic 718. We estimate the fair values of share-based payments on the date of grant using a Black-Scholes option pricing model, which requires assumptions for the expected volatility of the share price of our common stock and a risk-free interest rate over the expected term of the stock-based award.
Since the Company’s common stock has only been trading publicly since July 2007 with relatively light volume, we do not have sufficient company specific information regarding the volatility of our share price on which to base an estimate of expected volatility. As a result, we use the historical volatilities of similar entities within our industry as the expected volatility of our share price.
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected tem of the stock-based award.
In December 2007, the SEC issued guidance allowing companies, under certain circumstances, to utilize a simplified method, based on the average of the vesting term and contractual term of the award, in determining the expected term of stock-based awards. Since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time that our equity shares have been publicly traded, we utilize the simplified method to calculate the expected term of stock-based awards.
The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
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
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Accounting Standards Codification Topic 740 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with our adoption of FIN 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our consolidated financial statements upon the adoption of FIN 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48 or FSP FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general, and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8. Financial Statements
The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of September 30, 2009 and 2008	F-2

Consolidated Statements of Operations for the years ended September 30, 2009 and 2008 and the nine months ended September 30, 2007	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended September 30, 2009 and 2008 and the nine months ended September 30, 2007	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008 and the nine months ended September 30, 2007	F-5

Notes to the Consolidated Financial Statements	F-6
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no disagreements with our independent registered accounting firms on accounting and financial disclosure.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by the Securities Exchange Act of 1934 Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009, as required by the Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was effective as of September 30, 2009.
This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
Except as set forth in the following paragraph, during the fiscal year 2009 there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.
During fiscal year 2009, the Company hired a controller with SEC reporting and U.S. GAAP knowledge, a degreed staff accountant to assist with the monthly closing and reporting processes, and an experienced payroll administrator to support the growth of our business. During fiscal year 2009, the Company strengthened the financial closing process and implemented additional control procedures to ensure appropriate cut-off and review procedures to coincide with the increased levels of sales and costs associated with the growth of our business.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
As of September 30, 2009, the Executive Officers and Directors of the Company were:

Name	Age	Position(s) with the Company
Mark Libratore	58	President, Chief Executive Officer, Director
Robert Davis	63	Chief Financial Officer
John Leger	54	Chief Operating Officer
The business experience of each of the persons listed above during the past five years is as follows:
Mark Libratore - In 1990, Mr. Libratore founded Liberty Medical Supply, Inc., which has become the nation’s largest direct-to-consumer diabetic supplier. Mr. Libratore sold this business to PolyMedica Corporation (PLMD) in August 1996 and remained President of Liberty Medical and Senior Vice President of PolyMedica until February 1999. Mr. Libratore founded Liberator Medical Supply, Inc., in 1999 and became an officer and director of the Company in 2007.
Robert Davis - Robert Davis, has a Masters degree in Accounting from the University of Houston, and holds a CPA certificate from the State of Texas. Bob has held numerous financial executive-level positions as Comptroller and Vice President of Finance for companies such as controller for a Manufacturer of Jet Engine parts, TurboCombustor Corp., Data Development Inc., and Caribbean Computer Corp., and served as CFO and Manager of Financial Planning for Liberty Medical Supply, Inc. from 1995 to 1999. He has been the Chief Financial Officer of Liberator Medical Supply, Inc., since its organization, and of the Company since 2007.
John Leger - John joined Liberator Medical Supply, Inc. in April 2006, and has been the Chief Operating Officer of the Company since 2007. John was the Senior VP of Operations at Liberty Medical Supply from December 1991 through January 2004. He was responsible for diabetic call center operations, customer services, repeat customer sales, document acquisition and management, claims processing to Medicare, mail services, shipping, receiving, and purchasing. John worked closely with Mark Libratore in building the mail order diabetes business to $100M in annualized sales, and stayed on with the company through its growth to over 650,000 active customers. Due to an agreement not to compete with Liberty during a severance agreement period, John made his expertise available as an independent consultant until he joined Closer Healthcare, Inc. as a VP of Operations in 2005. Closer is a mail order provider of diabetes testing supplies and primarily serviced customers in national clinical trials as well as the managed care sector. He spent a year with Closer prior to joining Liberator Medical.
Each director of the Company serves until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer serves until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.
As of September 30, 2009, the Company’s sole director acts as the Audit Committee. As the sole director of the Company, he has determined that the cost of having a financial expert on its Board of Directors would place an undue economic burden, given the size of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the year ended September 30, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Code of Ethics
The Company adopted a formal code of ethics on January 14, 2008. A copy of the Company’s code of ethics is posted on our website, www.liberatormedical.com, in the investor relations section.
Board Committees and Designated Directors.
As of September 30, 2009, the board of directors was composed of one individual, who acted as the Audit Committee. We did not have any other committees. Subsequently, in October 2009 and December 2009, we added two independent directors to our Board of Directors. It is intended that the board of directors will increase in number as the Company’s business continues to grow, and that in the future the Board, as members are added, will establish an Audit Committee with additional members, of which one of the members will be an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The individuals who served as our chief executive officer, our chief financial officer, and our chief operating officer during the fiscal year ended September 30, 2009, are referred to in this Form 10-K as the “Named Executive Officers.” We did not have a Compensation Committee because there is only one director, our Chief Executive Officer and President, as of September 30, 2009. Compensation for the Named Executive Officers was determined by our President as the sole Director. We plan to expand the Board in fiscal year 2010 and, if feasible, to establish a Compensation Committee comprised of independent directors.
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

Summary Compensation Table
The following table provides summary information regarding compensation earned by the Named Executive Officers during the fiscal years ended September 30, 2009 and 2008, and the nine month period ended September 30, 2007.

Name and principal			Bonus	Option	All Other
position	Year	Salary($)	($)	Awards($)	Compensation($)	Total($)
Mark A. Libratore	2009	$230,000	$88,070	$2,810	$43,090	$363,970
President and Chief	2008	$130,013	$24,713	$12,894	$40,078	$207,698
Executive Officer	2007	$95,000	$-0-	$-0-	$17,907	$112,907

Robert Davis	2009	$166,920	$56,870	$9,680	$5,650	$239,120
Chief Financial Officer	2008	$92,497	$19,951	$15,892	$2,458	$130,798
	2007	$65,769	$-0-	$-0-	$2,458	$68,227

John Leger	2009	$151,920	$55,850	$6,470	$6,040	$220,280
Chief Operating Officer	2008	$125,017	$17,332	$9,536	$2,458	$154,343
	2007	$91,346	$-0-	$-0-	$2,458	$93,804
All Other Compensation Table
The All Other Compensation in the Summary Compensation Table expenses paid on behalf of the Named Executive Officers was for health insurance, life insurance, transportation and certain other personal expenses.
Outstanding Equity Awards at 2009 Fiscal Year End
On September 14, 2007, the Company issued options to the Named Executive Officers and others under the Company’s 2007 Stock Plan. On January 2, 2008, the Company rescinded all outstanding options effective as of their date of issuance because they did not conform to the 2007 Stock Plan. Accordingly, there were no outstanding equity awards at 2007 fiscal year end. On January 2, 2008, the Company issued new options under, and in conformity with, the Company’s 2007 Stock Plan to the Named Executive Officers and others in the same amounts, and under the same terms, as the rescinded options. On February 16, 2008, the Company rescinded all outstanding options effective as of their date of issuance. Also on February 16, 2008, the Company issued new options under, and in conformity with, the Company’s Stock Plan to certain employees, not including the Named Executive Officers, in the same amounts, and under the same terms, as the rescinded options. On April 14, 2008, the Company issued new options under and in conformity with, the Company’s Stock Plan to the Named Executive Officers and one other employee, in the same amounts, and under the same terms, as the rescinded options. On October 30, 2008, the company issued new options under the 2007 Stock Plan to two of the Named Executive Officers and other employees. On August 18, 2009, the Company issued additional options under the 2007 Stock Plan to the Named Executive Officers and other employees. The Company’s outstanding equity awards to the Named Executive Officers at September 30, 2009, are set forth in the following table:
OUTSTANDING EQUITY AWARDS AT YEAR END

	Number of	Number of
	Securities	Securities				Market
	Underlying	Underlying			Number of	Value of
	Unexercised	Unexercised	Option	Option	Shares	Shares
	Options (#)	Options (#)	Exercise	Expiration	That Have	That Have
	Exercisable	Unexercisable	Price ($)	Date	Not Vested (#)	Not Vested ($)
Mark Libratore	100,000	—	$0.825	April 14, 2013	—	$—
	—	90,000	$1.10	August 18, 2014	90,000	$130,500

Robert Davis	100,000	—	$0.75	April 14, 2013	—	$—
	—	100,000	$0.60	October 30, 2013	100,000	$145,000
	—	100,000	$1.00	August 18, 2014	100,000	$145,000

John Leger	60,000	—	$0.75	April 14, 2013	—	$—
	—	60,000	$0.60	October 30, 2013	60,000	$87,000
	—	80,000	$1.00	August 18, 2014	80,000	$116,000

Potential Payments Upon Termination
Employment and Consulting Agreements
We have employment agreements with the Named Executive Officers and one additional employee. These employment agreements provide for potential payments upon termination.
Director Compensation
As of September 30, 2009, the Company had one director, Mark A. Libratore, who does not receive any compensation as a director.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
2007 Stock Plan
Our 2007 Stock Plan (the “2007 Plan”) was adopted by our board of directors and was approved by our stockholders at our annual stockholder meeting on September 10, 2008. Stock options, stock appreciation rights, or SARs, stock awards and cash awards may be granted under the 2007 Plan. Each is referred to as an award in the 2007 Plan. Options granted under the 2007 plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986, as amended, or “non-statutory stock options.” The number of shares of common stock to be reserved and available for awards under the 2007 Stock Plan (subject to certain adjustments as provided therein) is 1,000,000.
On September 4, 2009, our stockholders approved an amendment to the 2007 Stock Plan that increases the number of shares reserved and available for awards to 2,000,000.
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
The following table presents details of Liberator’s equity compensation plan as of September 30, 2009:

		Weighted-
	Stock Options	Average Exercise	Shares Available
	Outstanding	Price per Share	To Grant
2007 Employee Stock Incentive Plan	1,580,000	$0.81	420,000
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding ownership of shares of our common stock, as of November 30, 2009:
•	by each person known by us to be the beneficial owner of 5% or more of our common stock;

•	by each of our directors and executive officers; and

•	by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 32,930,885 shares outstanding on November 30, 2009 plus 8,712,084 shares deemed outstanding pursuant to Rule 13d-3, for a total of 41,642,969 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Liberator Medical Holdings, Inc., 2979 SE Gran Park Way, Stuart, Florida 34997.

Name and Address	Number of Shares		Percent
5% Beneficial Owners:
Shaihesh C. Zaveri (1)	2,085,342	(2)	5.01%
and Mayuri S. Zaveri 6559 N. Country Club Rd. Mattoon, IL 61938

Millennium Partners, L.P.(3)	3,260,158	(4)	7.83%
c/o Millennium Management LLC 666 Fifth Avenue, 8th Floor New York, NY 10103

Directors and Executive Officers:
Mark A. Libratore	19,663,867	(5)	47.22%
President and Chief Executive Officer and Director 2979 SE Gran Park Way Stuart, FL 34997

Robert Davis, Chief Financial Officer	301,000	(6)	*
2979 SE Gran Park Way Stuart, FL 34997

John Leger, Vice President, Operations	175,000	(7)	*
2979 SE Gran Park Way Stuart, FL 34997

All directors and executive officers as a group (3 persons)	20,139,867	(8)	48.36%

*	Less than one percent (1%).

(1)	Information with respect to the reporting person is derived from a Schedule 13G/A filed with the SEC on behalf of the reporting person on February 13, 2008.

(2)	Includes 375,000 of our common stock issuable upon exercise of a warrant at an exercise price of $1.00 per share.

(3)	Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the managing partner of Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), and the manager of Millenco LLC, a Delaware limited liability company (“Millenco”), and consequently may be deemed to have voting control and investment discretion over securities owned by Millennium Partners or Millenco. Israel A. Englander is the managing member of Millennium Management and as a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millennium Partners or Millenco. The foregoing information is derived from the reporting person and a Schedule 13D filed with the SEC on behalf of the reporting person on June 2, 2008.

(4)	Represents an aggregate of (i) 730,000 shares of our common stock held by Millenco, (ii) 4,375,000 shares of our common stock issuable upon conversion of an outstanding senior convertible note held by Millennium Partners in the original principal amount of $3,500,000, at an initial conversion price of $0.80 per share, subject to adjustment, which matures on May 22, 2010, (iii) 3,333,334 shares of our common stock issuable upon conversion of an outstanding senior convertible note held by Millennium Partners in the original principal amount of $2,500,000, at an initial conversion price of $0.75 per share, subject to adjustment, which matures on October 17, 2010, (iv) 4,375,000 shares of our common stock issuable upon exercise of a warrant held by Millennium Partners at an initial exercise price of $1.00 per share, subject to adjustment, which has a term of five years, and (v) 1,166,667 shares of our common stock issuable upon exercise of a warrant held by Millennium Partners at an initial exercise price of $1.25 per share, subject to adjustment, which has a term of three years; provided, however, that the number of shares of our common stock into which such senior convertible notes and warrants is limited pursuant to the terms of the senior convertible notes and the warrants to that number of shares of our common stock which would result in Millennium Partners (together with its affiliates) having aggregate beneficial ownership of not more than 9.99% of our total issued and outstanding common stock. Thus, as of November 30, 2009, Millennium Partners may be deemed to beneficially own 3,260,158 shares of our common stock, which represents approximately 9.99% of the outstanding shares of the issued and outstanding shares of our common stock as of such date and 7.83% of the outstanding beneficially owned shares as defined by Rule 13d-3 under the Securities Exchange Act of 1934.

(5)	Includes 4,021,009 shares underlying options exercisable by Mr. Libratore within 60 days of November 30, 2009. Does not include 90,000 shares underlying options that are not exercisable within 60 days of November 30, 2009.

(6)	Includes 125,000 shares underlying options exercisable, and 6,000 shares underlying warrants exercisable by Mr. Davis within 60 days of November 30, 2009. Does not include 175,000 shares underlying options that are not exercisable within 60 days of November 30, 2009.

(7)	Includes 75,000 shares underlying options exercisable by Mr. Leger within 60 days of November 30, 2009. Does not include 125,000 shares underlying options that are not exercisable within 60 days of November 30, 2009.

(8)	See Footnote Nos. (5) through (7)
Item 13. Certain Relationships and Related Transactions, and Director Independence
Mark Libratore, the President and Chief Executive Officer of both the Company and Liberator Medical, has loans outstanding to Liberator Medical in the amount of $1,515,000 at September 30, 2009. These notes bear interest at an annual rate of eight percent (8%) or eleven percent (11%) and, pursuant to the Company’s acquisition of Liberator Medical, have been assumed by the Company. The Company’s obligations to Mr. Libratore are payable on demand and are not collateralized. However, the notes are subordinated to the senior, unsecured, convertible notes payables discussed below in Note 6. In July 2009, the senior note holders authorized repayment of $250,000 of the outstanding stockholder loan. As of September 30, 2009, $150,000 of the authorized $250,000 had been paid to Mr. Libratore. Subsequently, in October 2009, a $100,000 payment was made to Mr. Libratore to against the outstanding stockholder loan.

Item 14. Principal Accounting Fees and Services
The following table sets forth fees billed or estimated to be billed to the Company by the Company’s independent auditors for the years ended September 30, 2009 and 2008 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Fiscal Year ended
	September 30,
	2009	2008
Audit fees	$105,675	$110,800
Audit related fees	1,225	3,000
Tax fees	21,525	28,075
All other fees	—	264

Total fees	$128,425	$142,139

The engagement of Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants, as the Company’s independent registered public accounting firm for the Fiscal year ended September 30, 2009, was ratified and approved by the Board of Directors of the Company on September 4, 2009.
Item 15. Exhibits and Financial Statement Schedules
The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number	Description
21.1	Subsidiaries (1)
31.1	Section 302 Certificate of Chief Executive Officer (1)
31.2	Section 302 Certificate of Chief Financial Officer (1)
32.1	Section 906 Certificate of Chief Executive Officer (1)
32.2	Section 906 Certificate of Chief Financial Officer (1)

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.
Dated: December 17, 2009	By:	/s/ Mark A. Libratore
Mark A. Libratore, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

Signatures	Titles	Date

/s/ Mark A. Libratore Mark A. Libratore	President, Chief Executive Officer and Director	December 17, 2009

/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	December 17, 2009

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of September 30, 2009 and 2008	F-2
Consolidated Statements of Operations for the years ended September 30, 2009 and 2008 and the nine months ended September 30, 2007	F-3
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended September 30, 2009 and 2008 and the nine months ended September 30, 2007	F-4
Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008 and the nine months ended September 30, 2007	F-5
Notes to the Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Liberator Medical Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Liberator Medical Holdings, Inc. and Subsidiaries (the Company), as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended September 30, 2009 and 2008 and the nine month period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberator Medical Holdings, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2009 and the nine month period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
Berenfeld Spritzer Shechter & Sheer LLP
Certified Public Accountants
Fort Lauderdale, Florida
December 17, 2009

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2009 and 2008
(In thousands, except share and per share amounts)

	2009	2008
Assets
Current Assets
Cash	$3,798	$1,173
Restricted cash	500	—
Accounts receivable, net of allowance for doubtful accounts of $2,327 and $1,056, respectively	3,850	2,405
Prepaid expenses	59	321
Inventory, net of allowance for obsolete inventory of $110 and $50, respectively	902	786
Deferred advertising, current portion	2,016	770
Debt issuance costs, current portion	347	316
Other	77	2

Total Current Assets	11,549	5,773

Property and Equipment
Property and Equipment, net of accumulated depreciation of $1,021 and $715, respectively	1,041	816

Other Assets
Deferred advertising, net of current portion	1,739	660
Debt issuance costs, net of current portion	7	177
Deposits	123	100

Total Other Assets	1,869	937

Total Assets	$14,459	$7,526

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,089	$900
Accrued liabilities	716	290
Stockholder loan	1,515	1,665
Convertible notes payable, net of unamortized discount of $292 and $57, respectively	3,893	772
Capital lease obligations, current portion	80	51
Deferred rent liability, current portion	60	48

Total Current Liabilities	8,353	3,726

Long-Term Liabilities
Convertible notes payable, net of unamortized discount of $90 and $749, respectively	2,447	2,789
Capital lease obligations, net of current portion	70	82
Deferred rent liability, net of current portion	165	214

Total Long-Term Liabilities	2,682	3,085

Total Liabilities	11,035	6,811

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 32,462,311 and 32,050,366 shares issued at September 30, 2009 and 2008, respectively	32	32
Additional paid-in capital	11,705	11,177
Accumulated deficit	(8,272)	(10,494)

	3,465	715
Less: Treasury stock, at cost (85,600 shares)	(41)	—

Total Stockholders’ Equity	3,424	715

Total Liabilities and Stockholders’ Equity	$14,459	$7,526

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended September 30, 2009 and 2008 and for the nine months ended September 30, 2007
(In thousands, except per share amounts)

	2009	2008	2007
Sales	$25,818	$9,550	$2,250

Cost of Sales	9,050	3,439	951

Gross Profit	16,768	6,111	1,299

Operating Expenses
Payroll, taxes and benefits	5,406	2,685	1,365
Advertising	2,042	470	134
Bad debts	2,488	1,042	348
Depreciation	306	213	138
General and administrative	3,237	2,502	1,170

Total Operating Expenses	13,479	6,912	3,155

Income (Loss) from Operations	3,289	(801)	(1,856)

Other Income (Expense)
Forgiveness of debt	—	—	108
Loss on sale of assets	—	—	(3)
Interest Expense	(1,054)	(520)	(217)
Interest Income	19	12	—

Total Other Income (Expense)	(1,035)	(508)	(112)

Income (Loss) before Income Taxes	2,254	(1,309)	(1,968)

Provision for Income Taxes	32	—	—

Net Income (Loss)	$2,222	$(1,309)	$(1,968)

Basic earnings (loss) per share:
Weighted average shares outstanding	32,128	31,768	27,265
Earnings (loss) per share	$0.07	$(0.04)	$(0.07)

Diluted earnings (loss) per share:
Weighted average shares outstanding	43,620	31,768	27,265
Earnings (loss) per share	$0.06	$(0.04)	$(0.07)
See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended September 30, 2009 and 2008 and for the nine months ended September 30, 2007
(In thousands, except share amounts)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity (Deficit)
Balance at December 31, 2006	21,724,084	$22	$4,989	$(6,980)	$—	$(1,969)
Sale of common stock, prior to merger	1,234,375	1	451			452
Common stock issued upon conversion of debt	2,489,497	2	1,885			1,887
Stockholders’ equity of Cardiff Communications, Inc. at merger	2,963,179	3	155	(246)		(88)
Prior years retained earnings for Liberator Health and Education Services, Inc.				9		9
Debt conversion at offering	75,000	—	43			43
Common stock issued for cash, net of costs	720,629	1	565			566
Common issued for services	1,257,250	1	1,005			1,006
Net loss				(1,968)		(1,968)

Balance at September 30, 2007	30,464,014	$30	$9,093	$(9,185)	$—	$(62)

Common stock issued for cash, net of costs	1,236,352	1	660			661
Common stock issued upon conversion of debt	50,000	—	25			25
Options issued to employees			40			40
Warrants issued with convertible debt			792			792
Intrinsic value of conversion rights issued with convertible debt			303			303
Warrants issued for services			24			24
Common stock issued for services	300,000	1	240			241
Net loss				(1,309)		(1,309)

Balance at September 30, 2008	32,050,366	$32	$11,177	$(10,494)	$—	$715

Options issued to employees			105			105
Warrants issued with convertible debt			106			106
Intrinsic value of conversion rights issued with convertible debt			86			86
Common stock issued for interest on convertible debt	171,945	—	105			105
Common stock issued upon conversion of debt	170,000	—	85			85
Common stock issued for services	60,000	—	31			31
Common stock issued for exercise of warrants	10,000	—	10			10
Purchase common treasury stock	(85,600)				(41)	(41)
Net income				2,222		2,222

Balance at September 30, 2009	32,376,711	$32	$11,705	$(8,272)	$(41)	$3,424

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended September 30, 2009 and 2008 and for the nine months ended September 30, 2007
(In thousands)

	2009	2008	2007
Cash flow from operating activities
Net Income (Loss)	$2,222	$(1,309)	$(1,968)

Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities:
Depreciation and amortization	2,172	663	251
Equity based compensation	420	739	264
Bad debt expense	2,488	1,042	348
Non-cash interest related to convertible notes payable	701	233	—
Amortization of non-cash debt issuance costs	37	12	—
Inventory reserve	60	—	50
Loss on disposal of assets	—	—	3
Changes in operating assets and liabilities:
Accounts receivable	(3,933)	(2,963)	213
Prepaid expenses and other current assets	(119)	23	(64)
Inventory	(176)	(487)	9
Accounts payable	1,189	501	(97)
Accrued expenses	433	157	75
Deferred rent	(37)	(42)	10
Deferred advertising	(4,191)	(1,567)	(224)
Debt issuance costs	446	128	—

Net Cash Flows Provided by (Used in) Operating Activities	1,712	(2,870)	(1,130)

Cash flows from investing activities
Purchase of property and equipment	(441)	(222)	(18)
Purchase of certificates of deposit	(500)	—	—

Net Cash Flows Used in Investing Activities	(941)	(222)	(18)

Cash flows from financing activities
Proceeds from sale of stock	—	762	641
Broker commissions	—	(101)	(180)
Proceeds from the exercise of warrants	10	—	—
Proceeds from convertible notes payable and long-term debt	2,500	4,098	877
Debt issuance costs	(326)	(577)	—
Proceeds from employee stock purchase plan	27	—	—
Purchase of treasury stock	(41)	—	—
Payments of long-term debt and capital lease obligations	(316)	(94)	(137)

Net Cash Flows Provided by Financing Activities	1,854	4,088	1,201

Net increase in cash	2,625	996	53

Cash at beginning of period	1,173	177	124

Cash at end of period	$3,798	$1,173	$177

Supplemental disclosure of cash flow information:
Cash paid for interest	$319	$215	$194
Cash paid for income taxes	21	—	—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$91	$79	$25
Common stock issued for interest expense	105	—	—
Common stock issued for conversion of debt	85	—	1,930
See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2009
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
On July 15, 2008, the Company changed the name of LSC to Liberator Health and Education Services, Inc. (“LHE”).
On April 13, 2009, the Company formed Liberator Health and Wellness, Inc., a wholly-owned subsidiary of Liberator Medical Holdings, Inc. The new organization will focus primarily on opportunities to expand our sales of medical supplies over the Internet.
Note 2 — Summary of Significant Accounting Policies
The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. A summary of the more significant policies is set forth below:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education Services, Inc., and Liberator Health and Wellness, Inc., its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Cash Equivalents
For purposes of reporting cash flows, cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.
Restricted Cash
The Company purchased a $500,000 certificate of deposit in September 2009, which is pledged as security for the credit line facility described below in Note 8. This certificate matures in September 2010 and bears interest at a rate of 1.242% per annum.
Accounts Receivable
The Company carries its trade accounts receivable at cost less an allowance for doubtful accounts. Management closely monitors outstanding accounts receivable and charges the allowance account for any balances that are determined to be uncollectible. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions. As of September 30, 2009 and 2008, the allowance for doubtful accounts was $2,327,000 and $1,056,000, respectively.
The bad debts written off against the allowance for doubtful accounts for the years ended September 30, 2009 and 2008, and the nine months ended September 30, 2007 was $1,216,000, $290,000, and $344,000, respectively.
Inventories
Inventories are comprised of finished goods and are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Allowances for obsolete inventory are recorded for inventory considered to be in excess or obsolete.
Deferred Advertising Costs
In accordance with Accounting Standards Codification (“ASC”) Topic 340-20, Capitalized Advertising Costs, we capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, that patients have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized. As of September 30, 2009 and 2008, respectively, $3,755,000 and $1,430,000 of advertising costs were recorded as deferred advertising on the consolidated balance sheets. For the years ended September 30, 2009 and 2008, and the nine months ended September 30 2007, $1,866,000, $449,000 and $113,000, respectively, of deferred advertising costs were amortized and charged to expense.
Debt Issuance Costs
Costs associated with obtaining and closing loans such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and expensed over the term of the loan. Debt issuance costs of $345,000 and $633,000 were deferred during the years ended September 30, 2009 and 2008, respectively. Debt issuance costs amortized for the years ended September 30, 2009 and 2008 were $484,000 and $140,000, respectively. There were no deferred debt issuance costs during the nine month period ended September 30, 2007.
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
Shipping and Handling Costs
Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the years ended September 30, 2009 and 2008 and the nine month period ended September 30, 2007 amounted to $912,000, $315,000, and $87,000, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.
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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Accounting Standards Codification Topic 740 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with our adoption of FIN 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our consolidated financial statements upon the adoption of FIN 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48 or FSP FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general, and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.
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
Leases
In accordance with ASC Topic 840, Leases, the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.
Recent Accounting Pronouncements
In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.
ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. The Company does not currently hold derivative instruments and was not impacted by the adoption of this pronouncement.
The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009 with no material impact on its consolidated financial statements.
In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no material impact on its consolidated financial statements.
The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no material impact on its consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.
NOTE 3 — Property and Equipment
A summary of property and equipment at September 30, 2009 and 2008 is as follows (in thousands):

	Estimated	September 30,	September 30,
	Life	2009	2008
Leased equipment	5 years	$582	$491
Transportation equipment	3 years	95	95
Warehouse equipment	5 years	56	7
Office furniture	5 years	150	79
Computer equipment	3 years	87	39
Telephone equipment	5 years	33	31
Rental equipment	7 years	18	18
Web Site	3 years	6	6
Server Software	3 years	130	93
Training guides	3 years	3	3
Leasehold improvements	5 years	889	648
Signage	3 years	13	13
Fixed assets under construction		—	8

Total property and equipment		2,062	1,531
Less: accumulated depreciation		(1,021)	(715)

Property and equipment, net		$1,041	$816

The amounts charged to operations for depreciation and amortization for the years ended September 30, 2009 and 2008 and the nine month period ended September 30, 2007 were $306,000, $213,000, and $138,000, respectively.
NOTE 4 — Deposits
Deposits at September 30, 2009 and 2008 consist of the following (in thousands):

	September 30,	September 30,
	2009	2008
Deposits on leased equipment	$9	$11
Building rent deposits	67	61
Utility deposits	9	6
Deposits on software development	25	13
Deposits for building expansion	3	—
Deposits for professional fees	10	—
Deposit on catalog printing	—	9

Total deposits	$123	$100

NOTE 5 — Stockholder Loan
The stockholder loan at September 30, 2009 and 2008 in the amounts of $1,515,000 and $1,665,000, respectively, consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable are non-collateralized and due on demand. However, the notes are subordinated to the senior, unsecured, convertible notes payables discussed below in Note 6. In July 2009, the senior note holders authorized repayment of $250,000 of the outstanding stockholder loan. As of September 30, 2009, $150,000 of the authorized $250,000 had been paid to Mr. Libratore. Interest expense related to the stockholder loan for the years ended September 30, 2009 and 2008 and the nine months ended September 30, 2007 were $150,000, $153,000, and $115,000, respectively.
NOTE 6 — Convertible Notes Payable
April 2008 Convertible Notes
On April 11, 2008, the Company closed a private placement consisting of convertible notes and warrants for $804,000, of which $598,000 was cash proceeds and $206,000 was prior year debt exchanged for the convertible notes. The notes are convertible into shares of our common stock at an initial conversion price of $0.50 per share, subject to adjustment, and mature one year after issuance. The notes are senior unsecured obligations of our Company and accrue interest at an annual rate of twelve percent (12%) per annum, payable at maturity. The warrants have a term of five years and are exercisable from the date of their issuance until their expiration at a price of $1.00 per share. In addition, we issued a warrant to the placement agent exercisable for up to 51,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.
As of September 30, 2009, $110,000 of the notes has been converted into 220,000 shares of the Company’s common stock and $93,000 of the notes has been redeemed for cash. The maturity dates for the remaining $601,000 of notes were extended for one year from the original date of maturity. The maturity dates and amounts for the outstanding notes as of September 30, 2009 are as follows (in thousands):

Amount Due
February 2010	$263
March 2010	50
April 2010	288

Total April 2008 Convertible Notes Due	$601

Interest expense related to the April 2008 convertible notes was $83,000 and $50,000 for the years ended September 30, 2009 and 2008, respectively.
May 2008 Convertible Note
On May 22, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $3,500,000. The note is convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matures on May 22, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The warrants have a term of 5 years and are exercisable for up to 4,375,000 shares of our common stock at an exercise price of $1.00 per share, subject to adjustment. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. In addition, we issued a warrant to the placement agent exercisable for up to 350,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.
Interest expense related to the May 2008 convertible notes was $105,000 and $38,000 for the years ended September 30, 2009 and 2008, respectively.
October 2008 Convertible Note
On October 17, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $2,500,000. The note is convertible into shares of our common stock at an initial conversion price of $0.75 per share, subject to adjustment, and matures on October 17, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each October 15 and April 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The warrants have a term of 3 years and are exercisable for up to 1,166,667 shares of our common stock at an exercise price $1.25 per share, subject to adjustment. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. In addition, we issued a warrant to the placement agent exercisable for up to 266,667 shares of our common stock on terms substantially similar to the warrants issued in connection with the note described above.
Interest expense related to the October 2008 convertible note was $72,000 for the year ended September 30, 2009.
In May 2009, the Company entered into Waiver Agreements with the note holder of the May 2008 and October 2008 convertible notes discussed above. As part of the Waiver Agreements, the note holder agreed to accept 171,945 shares of the Company’s common stock, with a fair market value of $105,000, in lieu of the Company’s obligation to pay cash in the amount of $86,000 for interest payments that were due April 15, 2009 and May 15, 2009 under the original terms of the notes. As a result of this transaction, the Company incurred an additional $19,000 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the notes are in all other respects unchanged.

Short-term convertible notes payable consist of the following as of September 30, 2009 (in thousands):

	April’08 Notes	May’08 Note	Totals
Notes Payable, face amount	$601	$3,500	$4,101

Discounts on Notes:
Valuation of Warrants	(126)	(610)	(736)
Intrinsic Value of Conversion Rights	—	(303)	(303)
Accumulated Amortization	126	621	747

Total Discounts	—	(292)	(292)

Accrued Interest	40	44	84

Convertible Notes Payable, net	$641	$3,252	$3,893

Short-term Convertible notes payable consist of the following at September 30, 2008 (in thousands):

April’08 Notes
Notes Payable, face amount	$779

Discounts on Notes:
Valuation of Warrants	(126)
Accumulated Amortization	69

Total Discounts	(57)

Accrued Interest	50

Convertible Notes Payable, net	$772

Long-term Convertible notes payable consist of the following at September 30, 2009 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500

Discounts on Notes:
Valuation of Warrants	(86)
Intrinsic Value of Conversion Rights	(86)
Accumulated Amortization	82

Total Discounts	(90)

Accrued Interest	37

Convertible Notes Payable, net	$2,447

Long-term Convertible notes payable consist of the following at September 30, 2008 (in thousands):

May’08 Note
Notes Payable, face amount	$3,500

Discounts on Notes:
Valuation of Warrants	(610)
Intrinsic Value of Conversion Rights	(303)
Accumulated Amortization	164

Total Discounts	(749)

Accrued Interest	38

Convertible Notes Payable, net	$2,789

NOTE 7 — Capital Lease Obligations
Capital lease obligations include eleven capitalized leases with interest rates ranging from 8.4% to 28.4%. The combined monthly payments of principal and interest are $9,000. The amount of equipment and furniture capitalized under the capital leases was $289,000. Accumulated depreciation recorded for the equipment and furniture under capital leases as of September 30, 2009 is $132,000. The payment terms of the capital leases expire between August 2010 and May 2012.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2009 (in thousands):

Amount
Year ending September 30:
2010	$100
2011	63
2012	13

Total minimum lease payments	176
Less: Interest on capitalized lease obligations	(26)

Present value of capitalized lease obligations	150
Less: Current portion	(80)

Capitalized lease obligations, net of current portion	$70

Interest expense on capitalized leases was $28,000 and $27,000 for years ended September 30, 2009 and 2008, respectively, and $21,000 for the nine months ended September 30, 2007.
NOTE 8 — Credit Line Facility
On September 4, 2009, the Company entered into a one-year Business Loan Agreement, Promissory Note and Assignment of Deposit (collectively, the “Credit Line Facility”) with a lender. Pursuant to the Credit Line Facility, the lender has agreed to advance the Company a maximum of Five Hundred Thousand Dollars ($500,000) secured by the Company’s $500,000 certificate of deposit held by the lender. Interest is payable on any advance under the Credit Line Facility at a rate of 1.000 percentage point under the corporate loan base rate index published by the Wall Street Journal, with a minimum interest rate of 4.750% per annum.
As of September 30, 2009, the Company had no outstanding balance under the Credit Line Facility.
NOTE 9 — Stockholders’ Equity
Warrants
The Company issued warrants to the stockholders of LMS to purchase 2,818,092 shares of the Company’s common stock in conjunction with the merger discussed above in Note 1. The weighted-average exercise price for these warrants is $0.98 per share. As of September 30, 2009, 200,000 of these warrants have expired and 10,000 of these warrants have been exercised. The expiration dates of the remaining warrants are as follows:

Shares	Expiration Date
7,188	April 2010
31,250	May 2010
2,194,654	June 2010
337,500	July 2010
12,500	August 2010
25,000	November 2010
From July 2007 to January 2008, in connection with sales of the Company’s common stock, the Company issued warrants to purchase an additional 686,667 shares of the Company’s common stock at a weighted-average exercise price of $1.40 per share. As of September 30, 2009, none of these warrants have been exercised. These warrants will expire as follows:

Shares	Expiration Date
25,000	July 2010
234,375	August 2010
75,625	September 2010
169,167	October 2010
145,000	November 2010
31,250	December 2010
6,250	January 2011
In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants are still outstanding as of September 30, 2009 and expire in November 2012. The fair value of these warrants of $24,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	4.11%
Expected term:	5 years
Expected dividend yield:	0.00
Expected volatility:	27.97%
In connection with the April 2008 Convertible Notes discussed above in Note 6, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of September 30, 2009, none of these warrants have been exercised. These warrants will expire as follows:

Shares	Expiration Date
263,000	February 2013
100,000	March 2013
517,000	April 2013
The fair value of these warrants of $126,000 and $7,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00
Expected volatility:	27.97%
In connection with the convertible note payable issued in May 2008 and discussed above in Note 6, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. These warrants are still outstanding as of September 30, 2009 and expire in May 2013. The fair value of these warrants of $610,000 and $49,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	3.24%
Expected term:	5 years
Expected dividend yield:	0.00
Expected volatility:	27.97%
In connection with the convertible notes payable issued in October 2008 and discussed above in Note 6, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of September 30, 2009, and expire in October 2011. The fair value of these warrants of $86,000 and $20,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	35.19%

A summary of warrants issued, exercised and expired during the year ended September 30, 2009, is as follows:

# of Shares
Balance at September 30, 2008	9,234,759
Issued	1,433,334
Exercised	(10,000)
Expired	(200,000)

Balance at September 30, 2009	10,458,093

Options
Prior to the merger discussed above in Note 1, LMS was primarily funded from operating revenues and from loans made by the Company’s founder, principal shareholder and President, Mark Libratore, in the amount of $3,254,000. Of that amount, Mr. Libratore converted $1,589,000 into paid-in capital of LMS. In connection with Mr. Libratore’s conversion of $1,589,000 of debt to equity and under the terms of the Private Placement and Merger Agreement, Mr. Libratore received and exercised 620,000 options in March 2007 and beginning on June 1, 2007, 356,455 options monthly until a total number of 4,541,009 options are received. The exercise price of the options is $0.0001. As of September 30, 2009, a total of 3,921,009 were outstanding. All previous agreements between the Company and Mr. Libratore relating to the conversion of debt to equity were rescinded. There can be no assurance that the terms of such loans, including the terms of conversion of loans into Common Stock and the options granted by Mr. Libratore on conversion, are those that could have been obtained in a transaction among unrelated parties. The Company has agreed to honor the agreement and issue options in the same amount and manner as LMS had agreed to.
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
On July 13, 2009, the Board of Directors of the Company approved an amendment to the 2007 Stock Plan to increase the number shares authorized under the plan from 1,000,000 to 2,000,000 shares. The amendment was approved at the Company’s annual shareholders meeting on September 4, 2009.
On August 18, 2009, the Board of Directors of the Company approved a grant of 530,000 stock options to employees with an exercise price of $1.00 per share and 90,000 stock options to an employee with an exercise price of $1.10 per share. The options vest 25% on January 1, 2010, 25% on July 1, 2010, 25% on January 1, 2011, and 25% on July 1, 2011.
A summary of the employee stock options outstanding under the plan as of September 30, 2009, and activity for the year then ended is as follows:

		Weighted
		Avg.	Aggregate
		Exercise	Intrinsic
2007 Plan Employee Stock Options:	Shares	Price	Value
Options outstanding, beginning of year	490,000	$0.77
Granted	1,100,000	0.83
Exercised	—	—
Expired or forfeited	(10,000)	0.75

Options outstanding, end of year	1,580,000	$0.81	$611,500

Options exercisable, end of year	480,000	$0.77	$208,500

On September 14, 2007 the Company adopted the provisions of ASC Topic 718, Compensation — Stock Compensation,” which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by Topic 718, under which stock-based compensation for the years ended September 30, 2009 and 2008 is based on grant date fair value estimated in accordance with the provisions of Topic 718 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Topic 718.
The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended September 30, 2009 and 2008:

	2009	2008
Risk-free interest rate:	1.68%	2.77%
Expected term:	3 years	3 years
Expected dividend yield:	0%	0%
Expected volatility:	57.32%	27.97%
For the years ended September 30, 2009 and 2008 and the nine months ended September 30, 2007, respectively, the Company recorded $86,000, $40,000, and $0 of stock-based compensation expense which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits. As of September 30, 2009, there is $334,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.75 years.
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

The first offering period of the ESPP commenced on June 10, 2009 and will end on November 30, 2009. As of September 30, 2009 no shares of the Company’s common stock have been purchased through the ESPP. As of September 30, 2009, the Company has received $27,000 through payroll deductions under the ESPP.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. As of September 30, 2009, the Company has recognized $19,000 of compensation expense related to the first offering period.
Sale of Common Stock
On July 12, 2007, the Board of Directors of the Company authorized a private offering at a price of $0.80 per share of 2,500,000 restricted shares of common stock, $0.001 par value, of the Company and 1,250,000 warrants for the purchase of restricted shares of common stock, $0.001 par value, of the Company. The subscriber will receive, in payment of the subscription price of the shares, the number of shares subscribed and one warrant for each two (2) shares subscribed. The warrants are exercisable from the date of their issuance for a period ended three (3) years thereafter at a price of $1.60 per share. As of September 30, 2009, the Company had sold 1,785,981 shares of common stock. Proceeds for year ended September 30, 2008 was $787,000 and for the nine month period ended September 30, 2007 was $641,000.
NOTE 10 — Basic and Diluted Earnings (Loss) per Common Share
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years indicated (in thousands, except per share amounts):

	2009	2008	2007

Numerator:

Net income (loss) — basic	$2,222	$(1,309)	$(1,968)
Effect of dilutive securities:
Convertible debt	196	—	—
Net income (loss) — diluted	$2,418	$(1,309)	$(1,968)

Denominator:

Weighted average shares outstanding — basic	32,128	31,768	27,265
Effect of dilutive securities:
Stock options	3,939	—	—
Convertible debt	7,553	—	—

Weighted average shares outstanding — diluted	43,620	31,768	27,265

Earnings per share — basic	$0.07	$(0.04)	$(0.07)
Earnings per share — diluted	$0.06	$(0.04)	$(0.07)
The following tables summarize the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share because the impact would have been anti-dilutive and/or the conversion price of the securities was greater than the average market price of our common stock for the fiscal years indicated (in thousands):

	2009	2008	2007
Stock options	1,580	4,411	3,921
Warrants	10,458	9,235	3,084
Convertible Debt	1,203	5,933	—

Totals	13,241	19,579	7,005

NOTE 11 — Income Taxes
The Company had a net income tax provision for the fiscal year ended September 30, 2009 of approximately $32,000. Although the Company had net operating losses carryforwards which completely offset its regular taxable income, the Company incurred alternative minimum tax on its net alternative minimum taxable income. For the year ended September 30, 2009, the Company had $4.9 million of federal net operating losses carryforwards and $4.7 million of Florida net operating losses which expire in 2028 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. As a result, the Company was unable to recognize an income tax benefit for the fiscal year ended September 30, 2009.
Actual income tax expense (benefit) differs from the amount calculated using the Federal statutory tax rate of 35% for the fiscal year ended September 30, 2009 as follows (dollars in thousands):

	Amount	Rates
Computed “expected” federal income tax (benefit)	$789	35.0%
State tax (benefit), net of federal provision (benefit)	108	4.8%
True-up of prior year differences	121	5.3%
Change in valuation allowance	(1,060)	(47.0%)
Nondeductible expenses	74	3.3%

Total income tax expense (benefit)	$32	1.4%

Significant components of the Company’s deferred tax assets (liabilities) are as follows (dollars in thousands):

September 30,
2009
Deferred tax assets — current:
Allowance for bad debts	$898
Inventory reserve	42
Deferred expenses	7
Accrued expenses	55

Deferred tax assets — current	1,002
Less: Valuation allowance	(1,002)

Net deferred tax assets — current	—

Deferred tax assets — non-current:
Net operating loss carryforwards	1,874
Amortization of value of warrants	320
Minimum tax credit carryforward	32

Deferred tax assets — non-current	2,226
Less: Valuation allowance	(771)

Net deferred tax assets — non-current	1,455

Deferred tax liability — non-current:
Deferred advertising	1,449
Property, plant and equipment	6

Deferred tax liability — non-current	1,455

Net deferred tax liability — non-current	—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance of deferred tax assets as of September 30, 2009 was $1.8 million. The decrease in the valuation allowance was approximately $1.1 million for the year ended September 30, 2009, primarily due to the utilization of prior year carryforward losses.
NOTE 12 — Related Party Transactions
In addition to the stockholder loan discussed above in Note 5, three stockholders loaned LMS $45,000 during 2007, which was repaid by LMS during 2007.
NOTE 13 — Commitments
The Company leases property and telephone equipment under operating leases that expire at various times through June 2014. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2009 are as follows (in thousands):

Amount
Year ending September 30:
2010	$470
2011	492
2012	439
2013	94
2014	71

$1,566

Rent expense for the years ended September 30, 2009 and 2008 and nine month period ended September 30, 2007 was $496,000, $403,000, and $292,000, respectively.
NOTE 14 — 401(K) Plan
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
NOTE 15 — Concentration of Credit Risk
From time to time, the Company has cash and/or certificate of deposits in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances or certificates of deposit. Cash and certificates of deposit exceeding federally insured limits amounted to $2,796,000 as of September 30, 2009.
NOTE 16 — Subsequent Events
The Company has evaluated subsequent events through the time it filed its annual report on Form 10-K on December 17, 2009.

On October 13, 2009, the Company entered into a three year operating lease for an additional 24,000 square feet of office space. In addition, the Company entered into a five year operating lease for telephone equipment for the new location. As a result of the new operating leases, the future minimal rental commitments under non-cancelable operating leases with terms in excess of one year increase as follows (in thousands):

Amount
Year ending September 30:
2010	$77
2011	155
2012	155
2013	52
2014	52
2015	9

$500

On October 29, 2009, Joseph D. Farish, Jr. was appointed to the Board of Directors of the Company. As compensation for his services as a director, Mr. Farish will receive an annual fee of $10,000, payable quarterly, and an option, vesting over two years, to purchase 50,000 shares of common stock at $2.35 per share.
On November 2, 2009, the Company entered into a revised Credit Line Facility with the same lender discussed above in Note 8. Under the revised loan agreement, the lender has agreed to advance the Company a maximum of One Million Dollars ($1,000,000) secured by the Company’s existing $500,000 certificate of deposit held by the lender plus an additional $550,000 certificate of deposit to be held by the lender. The revised Credit Line Facility expires on September 8, 2010. All other terms of the September 4, 2009 Credit Line Facility remain unchanged.
On December 3, 2009, Robert Cuillo was appointed to the Board of Directors of the Company. As compensation for his services as a director, Mr. Cuillo will receive an annual fee of $10,000, payable quarterly, and an option, vesting over two years, to purchase 50,000 shares of common stock at $2.18 per share.