Form 10-Q
period 2009-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2010-02-11
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Yes ☐     No ☑
APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 10, 2010

Common Stock, $.001	33,933,666

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,	September 30,
	2009	2009
	(unaudited)
Assets
Current Assets
Cash	$2,881	$3,798
Restricted cash	1,053	500
Accounts receivable, net of allowances of $2,717 and $2,327, respectively	4,664	3,850
Inventory, net of allowance for obsolete inventory of $110 and $110, respectively	933	902
Deferred advertising, current portion	2,678	2,016
Debt issuance costs, current portion	242	347
Other	246	136

Total Current Assets	12,697	11,549

Property and Equipment
Property and Equipment, net of accumulated depreciation of $1,116 and $1,021, respectively	1,726	1,041

Other Assets
Deferred advertising, net of current portion	2,305	1,739
Debt issuance costs, net of current portion	—	7
Deposits	258	123

Total Other Assets	2,563	1,869

Total Assets	$16,986	$14,459

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,834	$2,089
Accrued liabilities	560	716
Credit line facility	750	—
Stockholder loan	1,315	1,515
Convertible notes payable, net of unamortized discount of $247 and $292, respectively	6,286	3,893
Capital lease obligations, current portion	77	80
Deferred rent liability, current portion	38	60

Total Current Liabilities	11,860	8,353

Long-Term Liabilities
Convertible notes payable, net of unamortized discount of $0 and $90, respectively	—	2,447
Capital lease obligations, net of current portion	53	70
Deferred rent liability, net of current portion	185	165
Deferred tax liability	503	—

Total Long-Term Liabilities	741	2,682

Total Liabilities	12,601	11,035

Stockholders’ Equity
Common stock, $.001 par value, 200,000 shares authorized; 33,298 and 32,462 shares issued, respectively; 33,209 and 32,377 shares outstanding at December 31, 2009 and September 30, 2009, respectively	33	32
Additional paid-in capital	11,820	11,705
Accumulated deficit	(7,418)	(8,272)

	4,435	3,465
Less: Treasury stock, at cost; 89 and 85 shares at December 31, 2009 and September 30, 2009, respectively	(50)	(41)

Total Stockholders’ Equity	4,385	3,424

Total Liabilities and Stockholders’ Equity	$16,986	$14,459

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2009 and 2008
(Unaudited)
(in thousands, except per share amounts)

	2009	2008
Sales	$9,158	$5,342

Cost of Sales	3,248	1,841

Gross Profit	5,910	3,501

Operating Expenses
Payroll, taxes and benefits	2,169	1,065
Advertising	806	298
Bad debts	655	679
Depreciation	95	66
General and administrative	1,025	882

Total Operating Expenses	4,750	2,990

Income from Operations	1,160	511

Other Income (Expense)
Interest expense	(243)	(273)
Interest income	3	8

Total Other Income (Expense)	(240)	(265)

Income before Income Taxes	920	246

Provision for Income Taxes	66	—

Net Income	$854	$246

Basic earnings per share:
Weighted average shares outstanding	32,848	32,049
Earnings per share	$0.03	$0.01

Diluted earnings per share:
Weighted average shares outstanding	51,350	35,970
Earnings per share	$0.02	$0.01
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended December 31, 2009
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity (Deficit)
Balance at September 30, 2009	32,377	$32	$11,705	$(8,272)	$(41)	$3,424

Options issued to employees			125			125
Common stock issued for interest on convertible debt	19	—	45			45
Common stock issued upon conversion of debt	300	—	150			150
Common stock issued for exercise of warrants	355	1	162			163
Common stock issued for employee stock purchase plan	162	—	73			73
Purchase common treasury stock	(4)				(9)	(9)
Deferred income taxes related to convertible notes payable			(440)			(440)
Net income				854		854

Balance at December 31, 2009	33,209	$33	$11,820	$(7,418)	$(50)	$4,385

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2009 and 2008
(Unaudited)
(in thousands)

	2009	2008
Cash flow from operating activities:
Net Income	$854	$246

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	905	357
Equity based compensation	133	136
Provision for doubtful accounts and sales returns	763	679
Non-cash interest related to convertible notes payable	180	162
Deferred income taxes	63	—
Amortization of non-cash debt issuance costs	9	10
Changes in operating assets and liabilities:
Accounts receivable	(1,576)	(1,190)
Deferred advertising	(2,037)	(680)
Inventory	(31)	(275)
Other assets	(150)	80
Accounts payable	744	928
Accrued expenses	(179)	6
Deferred rent	(2)	(12)

Net Cash Flow Provided by (Used in) Operating Activities	(324)	447

Cash flow from investing activities:
Purchase of property and equipment	(780)	(29)
Purchase of certificates of deposit	(553)	—

Net Cash Flow Used in Investing Activities	(1,333)	(29)

Cash flow from financing activities:
Proceeds from issuance of convertible notes	—	2,500
Costs associated with issuance of convertible notes	—	(310)
Proceeds from the exercise of warrants	163	—
Proceeds from employee stock purchase plan	56	—
Proceeds from credit line facility	750	—
Purchase of treasury stock	(9)	(3)
Payments of debt and capital lease obligations	(220)	(16)

Net Cash Flow Provided by Financing Activities	740	2,171

Net increase (decrease) in cash	(917)	2,589

Cash at beginning of period	3,798	1,173

Cash at end of period	$2,881	$3,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$105	$93
Cash paid for income taxes	$12	$—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$17
Common stock issued for interest expense	$45	$—
Common stock issued for conversion of debt	$150	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
December 31, 2009
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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 that was filed with the SEC on December 17, 2009. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.
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
Note 2 — Summary of Significant Accounting Policies
The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
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
ASC Topic 815-10 Derivatives and Hedging was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. The Company does not currently hold derivative instruments and was not impacted by the adoption of this pronouncement.
The Company adopted ASC Topic 825-10 Financial Instruments, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009 with no material impact on its consolidated financial statements.
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at December 31, 2009 and September 30, 2009 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as it bears variable interest rate which reflects the current market yield level for comparable loans.
In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures. The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no material impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events through the time it filed its interim report on Form 10-Q on February 11, 2010.
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
Note 3 — Property and Equipment
A summary of property and equipment at December 31, 2009 and September 30, 2009 is as follows (in thousands):

	Estimated	December 31,	September 30,
	Life	2009	2009
Leased equipment	5 years	$582	$582
Transportation equipment	3 years	95	95
Warehouse equipment	5 years	64	56
Office furniture	5 years	339	150
Computer equipment	3 years	150	87
Telephone equipment	5 years	33	33
Rental equipment	7 years	18	18
Web Site	3 years	6	6
Server Software	3 years	158	130
Training guides	3 years	3	3
Leasehold improvements	5 years	901	889
Signage	3 years	13	13
Fixed assets under construction		480	—

Total property and equipment		2,842	2,062
Less: accumulated depreciation		(1,116)	(1,021)

Property and equipment, net		$1,726	$1,041

The amounts charged to operations for depreciation for the three months ended December 31, 2009 and 2008 were $95,000 and $66,000, respectively.
Note 4 — Deposits
Deposits at December 31, 2009 and September 30, 2009 consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
Deposits on leased equipment	$14	$9
Building rent deposits	64	67
Utility deposits	9	9
Deposits on software development	25	25
Deposits for building expansion	66	3
Deposits for professional fees	80	10

Total deposits	$258	$123

Note 5 — Stockholder Loan
The stockholder loan at December 31, 2009 and September 30, 2009 in the amounts of $1,315,000 and $1,515,000, respectively, consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable are non-collateralized and due on demand. However, the notes are subordinated to the senior, unsecured, convertible notes payable discussed below in Note 7. During the three months ended December 31, 2009, $200,000 was paid to Mr. Libratore. As of December 31, 2009, an additional $150,000 has been authorized by the senior note holders, but not paid to Mr. Libratore. Interest expense related to the stockholder loan for the three months ended December 31, 2009 and 2008 were $31,000, and $38,000, respectively.
Note 6 — Credit Line Facility
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
On November 2, 2009, the Company entered into a revised Credit Line Facility with the same lender discussed above. Under the revised loan agreement, the lender has agreed to advance the Company a maximum of One Million Dollars ($1,000,000) secured by the Company’s existing $500,000 certificate of deposit held by the lender plus an additional $550,000 certificate of deposit to be held by the lender. The revised Credit Line Facility expires on September 8, 2010. All other terms of the September 4, 2009 Credit Line Facility remain unchanged.
As of December 31, 2009, the Company had an outstanding balance of $750,000 under the Credit Line Facility.
Note 7 — Convertible Notes Payable
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
As of December 31, 2009, $260,000 of the notes has been converted into 520,000 shares of the Company’s common stock and $93,000 of the notes has been redeemed for cash. During fiscal year 2009, the maturity dates for the remaining $451,000 of notes were extended for one year from the original date of maturity. The maturity dates and amounts for the outstanding notes as of December 31, 2009 are as follows (in thousands):

Amount Due
February 2010	$263
March 2010	50
April 2010	138

Total April 2008 Convertible Notes Due	$451

Interest expense related to the April 2008 convertible notes was $16,000 and $23,000 for the three months ended December 31, 2009 and 2008, respectively.
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
Interest expense related to the May 2008 convertible note was $26,000 and $26,000 for the three months ended December 31, 2009 and 2008, respectively.
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
Interest expense related to the October 2008 convertible note was $26,000 and $15,000 for the three months ended December 31, 2009 and 2008, respectively.
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
In October 2009, the Company entered into a Waiver Agreement with the note holder of the October 2008 convertible note discussed above. As part of the Waiver Agreement, the note holder agreed to accept 18,101 shares of the Company’s common stock, with a fair market value of $45,000, in lieu of the Company’s obligation to pay cash in the amount of $38,000 for an interest payments that was due October 15, 2009 under the original terms of the note. As a result of this transaction, the Company incurred an additional $7,000 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the note are in all other respects unchanged.

Short-term convertible notes payable consist of the following as of December 31, 2009 (in thousands):

			Oct’08
	April’08 Notes	May’08 Note	Note	Totals

Notes Payable, face amount	$452	$3,500	$2,500	$6,452

Discounts on Notes:
Valuation of Warrants	(126)	(610)	(86)	(822)
Intrinsic Value of Conversion Rights	—	(303)	(86)	(389)
Accumulated Amortization	126	735	103	964

Total Discounts	—	(178)	(69)	(247)
Accrued Interest	45	17	19	81

Convertible Notes Payable, net	$497	$3,339	$2,450	$6,286

Short-term convertible notes payable consist of the following as of September 30, 2009 (in thousands):

	April’08 Notes	May’08 Note	Totals
Notes Payable, face amount	$601	$3,500	$4,101

Discounts on Notes:
Valuation of Warrants	(126)	(610)	(736)
Intrinsic Value of Conversion Rights	—	(303)	(303)
Accumulated Amortization	126	621	747

Total Discounts	—	(292)	(292)
Accrued Interest	40	44	84

Convertible Notes Payable, net	$641	$3,252	$3,893

Long-term Convertible notes payable consist of the following at September 30, 2009 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500

Discounts on Notes:
Valuation of Warrants	(86)
Intrinsic Value of Conversion Rights	(86)
Accumulated Amortization	82

Total Discounts	(90)
Accrued Interest	37

Convertible Notes Payable, net	$2,447

Note 8 — Capital Lease Obligations
Capital lease obligations include eleven capitalized leases with interest rates ranging from 8.4% to 28.4%. The combined monthly payments of principal and interest are $9,000. The amount of equipment and furniture capitalized under the capital leases was $289,000. Accumulated depreciation recorded for the equipment and furniture under capital leases as of December 31, 2009 is $152,000. The payment terms of the capital leases expire between August 2010 and May 2012.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009 (in thousands):

Amount
Year ending September 30:
2010	$75
2011	62
2012	13

Total minimum lease payments	150
Less: Interest on capitalized lease obligations	(20)

Present value of capitalized lease obligations	130
Less: Current portion	(77)

Capitalized lease obligations, net of current portion	$53

Interest expense on capitalized leases was $6,000 and $7,000 for three months ended December 31, 2009 and 2008, respectively.

Note 9 — Stockholders’ Equity
Warrants
The Company issued warrants to the stockholders of LMS to purchase 2,818,092 shares of the Company’s common stock in conjunction with the merger in 2007. As of December 31, 2009, 200,000 of these warrants have expired and 133,750 of these warrants have been exercised. The weighted-average exercise price for the remaining 2,484,342 warrants as of December 31, 2009 is $0.98 per share. The expiration dates of the outstanding warrants are as follows:

Shares	Expiration Date
7,188	April 2010
31,250	May 2010
2,070,904	June 2010
337,500	July 2010
12,500	August 2010
25,000	November 2010
From July 2007 to January 2008, in connection with sales of the Company’s common stock, the Company issued warrants to purchase an additional 686,667 shares of the Company’s common stock at a weighted-average exercise price of $1.40 per share. The weighted-average exercise price for the remaining 667,917 warrants as of December 31, 2009 is $1.41 per share. The expiration dates of the outstanding warrants are as follows:

Shares	Expiration Date
6,250	July 2010
234,375	August 2010
75,625	September 2010
169,167	October 2010
145,000	November 2010
31,250	December 2010
6,250	January 2011
In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants are still outstanding as of December 31, 2009 and expire in November 2012. The fair value of these warrants of $24,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:		4.11%
Expected term:	5	years
Expected dividend yield:		0.00%
Expected volatility:		27.97%
In connection with the April 2008 Convertible Notes discussed above in Note 7, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of December 31, 2009, 20,000 of these warrants have been exercised. These remaining 860,000 warrants will expire as follows:

Shares	Expiration Date
263,000	February 2013
100,000	March 2013
497,000	April 2013
The fair value of these warrants of $126,000 and $7,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with the convertible note payable issued in May 2008 and discussed above in Note 7, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. In October 2009, the placement agent exercised 350,000 warrants via a cashless exercise, in which the Company issued 192,873 shares of the Company’s common stock. The 4,375,000 warrants held by the note holder are still outstanding as of December 31, 2009 and expire in May 2013.
The fair value of these warrants of $610,000 and $49,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:		3.24%
Expected term:	5	years
Expected dividend yield:		0.00%
Expected volatility:		27.97%
In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 7, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of December 31, 2009, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:		1.90%
Expected term:	3	years
Expected dividend yield:		0.00%
Expected volatility:		35.19%
A summary of warrants issued, exercised and expired during the three months ended December 31, 2009, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at September 30, 2009	10,458,093	$1.07
Issued	—	—
Exercised	(512,500)	1.00
Expired	—	—

Balance at December 31, 2009	9,945,593	$1.07

Options
In connection with conversion of $1,589,000 of debt to equity and under the terms of the Private Placement and Merger Agreement, Mr. Libratore, the Company’s founder, principal shareholder and President, received and exercised 620,000 options in March 2007 and beginning on June 1, 2007, 356,455 options monthly until a total number of 4,541,009 options are received. The exercise price of the options is $0.0001. As of December 31, 2009, a total of 3,921,009 options were outstanding.
Employee & Director Stock Options
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
On October 29, 2009, Joseph D. Farish, Jr. was appointed to the Board of Directors of the Company. As part of the compensation for his services as a director, Mr. Farish was granted an option, vesting over two years, to purchase 50,000 shares of common stock at $2.35 per share.
On December 3, 2009, Robert Cuillo was appointed to the Board of Directors of the Company. As part of the compensation for his services as a director, Mr. Cuillo was granted an option, vesting over two years, to purchase 50,000 shares of common stock at $2.18 per share.
The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended December 31, 2009 and 2008:

	2009		2008
Risk-free interest rate:	1.38%		1.82%
Expected term:	3	years	3	years
Expected dividend yield:	0.00%		0.00%
Expected volatility:	66.35%		36.05%
For the three months ended December 31, 2009 and 2008 the Company recorded $55,000 and $44,000, respectively, of stock-based compensation expense which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits. As of December 31, 2009, there is $381,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.9 years.
A summary of the stock options outstanding under the 2007 Stock Plan as of December 31, 2009, and activity for the three months then ended is as follows:

		Weighted
		Avg.	Aggregate
		Exercise	Intrinsic
2007 Stock Plan:	Shares	Price	Value
Options outstanding at September 30, 2009	1,580,000	$0.81
Granted	100,000	2.27
Exercised	—	—
Expired or forfeited	—	—

Options outstanding at December 31, 2009	1,680,000	$0.90	$2,144,100

Options exercisable at December 31, 2009	600,000	$0.73	$862,500

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
The first offering period of the ESPP commenced on June 10, 2009 and ended on November 30, 2009. The second offering period commenced on December 1, 2009 and will end on May 31, 2009. As of December 31, 2009 161,781 shares of the Company’s common stock have been purchased through the ESPP. For the three months ended December 31, 2009, the Company received $56,000 through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the three months ended December 31, 2009, the Company recognized $70,000 of compensation expense related to the ESPP.
Note 10 — Diluted Earnings per Common Share
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three months ended December 30, 2009 and 2008 (in thousands, except per share amounts):

	For the Quarters Ended
	December 31,
	2009	2008
Numerator:

Net income — basic	$854	$377
Effect of dilutive securities:
Convertible debt	69	—

Net income — diluted	$923	$377

Denominator:

Weighted average shares outstanding — basic	32,848	32,049
Effect of dilutive securities:
Stock options	9,750	3,921
Convertible debt	8,752	—

Weighted average shares outstanding — diluted	51,350	35,970

Earnings per share — basic	$0.03	$0.01
Earnings per share — diluted	$0.02	$0.01
The following tables summarize the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive and/or the conversion price of the securities was greater than the average market price of our common stock for the three months ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Stock options	100	975
Warrants	—	10,668
Convertible Debt	—	8,650

Totals	100	20,293

Note 11 — Income Taxes
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
The Company had a net income tax provision for the quarter ended December 31, 2009 of approximately $66,000. Although the Company had net operating loss carryforwards which completely offset it regular taxable income, the

Company incurred alternative minimum tax on its net alternative minimum taxable income of $3,000. In addition, the Company incurred deferred tax expense of $63,000. For the quarter ended December 31, 2009, the Company’s net deferred tax liabilities exceeded its net deferred tax assets and the Company incurred the corresponding deferred tax expense.
Note 12 — Commitments
The Company leases property and telephone equipment under operating leases that expire at various times through June 2014. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2009 are as follows (in thousands):

Amount
Year ending September 30:
2010	$432
2011	661
2012	608
2013	161
2014	121

$1,983

Rent expense for the three months ended December 31, 2009 and 2008 was $164,000 and $120,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company, included in our Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Results of Operations
The following table summarizes the results of operations for the three months ended December 31, 2009 and 2008, including percentage of sales (dollars in thousands):

	2009		2008
	Amount	%	Amount	%
Sales	$9,158	100.0	$5,342	100.0
Cost of Sales	3,248	35.5	1,841	34.5

Gross Profit	5,910	64.5	3,501	65.5
Operating Expenses	4,750	51.9	2,990	56.0

Income from Operations	1,160	12.7	511	9.6
Other Income (Expense)	(240)	(2.6)	(265)	(5.0)

Income Before Income Taxes	920	10.0	246	4.6
Income Taxes	66	0.7	—	—

Net Income	$854	9.3	$246	4.6

Revenues:
Sales for the three months ended December 31, 2009 increased by $3,816,000, or 71.4%, to $9,158,000, compared with sales of $5,342,000 for the three months ended December 31, 2008. The increase was due to a substantial direct-response advertising campaign to obtain new mail order customers. Our direct-response advertising costs for the three months ended December 31, 2009 were $2,037,000 compared to $713,000 for the three months ended December 31, 2008.
Gross Profit:
Gross profit for the three months ended December 31, 2009 increased by $2,409,000, or 68.8%, to $5,910,000, compared with gross profit of $3,501,000 for the three months ended December 31, 2008. The increase was attributed to our increased sales volume for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. As a percentage of sales, gross profit decreased by 1.0% to 64.5% of sales for the three months ended December 31, 2009, compared to 65.5% of sales for the three months ended December 31, 2008. The 1.0% decrease in profit margins is primarily the result of product mix.
Operating Expenses:
The following table provides a breakdown of our operating expenses for the three months ended December 31, 2009 and 2008, including percentage of sales (dollars in thousands):

	2009		2008
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$2,169	23.7	$1,065	20.0
Advertising	806	8.8	298	5.6
Bad debts	655	7.2	679	12.7
Depreciation	95	1.0	66	1.2
General and administration	1,025	11.2	882	16.5

Total Operating Expenses	$4,750	51.9	$2,990	56.0

Operating expenses for the three months ended December 31, 2009 were $4,750,000, or 51.9% of revenue, compared with $2,990,000, or 56.0% of revenue for the three months ended December 31, 2008. The increase in operating expenses is primarily attributed to increased spending levels for additional employees, advertising costs, rent and other administration costs to support our sales growth.
Income from Operations:
Income from operations for the three months ended December 31, 2009 increased $649,000 to $1,160,000, compared with $511,000 for the three months ended December 31, 2008. As a percentage of sales, operating income improved by 3.1% to 12.7% of sales for the three months ended December 31, 2009 compared to 9.6% of sales for the three months ended December 31, 2008. The increase in operating income and margins for the three months ended December 31, 2009 is attributed to our increased sales volumes at lower levels of incremental operating expenses, as a percentage of sales.
Other Income (Expense):
Other income (expense) is predominantly interest expense associated with our convertible debt, shareholder loans, and credit line facility. Interest expense decreased by $30,000 to $243,000 for the three months ended December 31, 2009 compared with $273,000 for the three months ended December 31, 2008. The decrease is primarily attributed to a reduction in non-cash interest expense associated with the amortization of discounts on our outstanding convertible notes payable.
Liquidity and Capital Resources
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended December 31, 2009 and 2008 (dollars in thousands):

	For the Quarters Ended
	December 31,
	2009	2008
Cash Flows:
Net cash provided by (used in) operating activities	$(324)	$447
Net cash used in investing activities	(1,333)	(29)
Net cash provided by financing activities	740	2,171

Net increase (decrease) in cash	(917)	2,589
Cash at beginning of period	3,798	1,173

Cash at end of period	$2,881	$3,762

The Company had cash of $2,881,000 at December 31, 2009, compared to cash of $3,798,000 at September 30, 2009, a decrease of $917,000. The decrease in cash for the three months ended December 31, 2009 is primarily due to our accelerated direct-response advertising campaign and the build out of our new 24,000 square foot facility during the quarter, partially offset by borrowings from our credit line facility.

In order to maintain our accelerated sales growth through our direct-response advertising efforts, we may be required to raise additional cash through the sale of our securities, whether on a debt or equity basis. As of December 31, 2009, we had 2.8 million of outstanding warrants at an average exercise price of $1.00 that expire during fiscal year 2010. We have already received telephone inquiries from several of the warrant holders over the last few months and expect a majority of these warrant holders to exercise these “in-the-money” warrants before expiration. There can be no assurance, of course, as to the amount or timing of the proceeds we may receive from the sale of our securities. However, we believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet our cash requirements during the next twelve months, but at reduced levels of sales growth if we are unable to raise additional capital.
Operating Activities
Net cash used in operating activities decreased to $324,000 during the three months ended December 31, 2009 as compared to net cash provided by operating activities of $447,000 during the three months ended December 31, 2008. The decrease is primarily a result of our increased direct-response advertising spend, partially offset by an increase in net income.
Investing Activities
During the three months ended December 31, 2009, we purchased $780,000 of property and equipment primarily related to the build out of our new 24,000 square foot facility, which we moved into in January 2010. In addition, we purchased a $550,000 certificate of deposit as additional security for a $1,000,000 credit line facility discussed above in Note 6 of the unaudited condensed consolidated financial statements. The certificate matures in September 2010 and bears interest at a rate of 1.242%.
Financing Activities
During the three months ended December 31, 2009, cash provided by financing activities was $740,000, which included borrowings of $750,000 from our credit line facility used to finance the build out of our new facility discussed above, $163,000 of proceeds from the exercise of warrants, and $56,000 of proceeds from our employee stock purchase plan, partially offset by payments of $220,000 to pay down a portion of our outstanding debt and capital lease obligations.
During the three months ended December 31, 2008, cash provided by financing activities was $2,171,000, which was the result of a $2,500,000 convertible debt offering in October 2008, partially offset by $310,000 of debt issuance costs associated with the debt offering.
Outlook
The Company has experienced tremendous growth over the past two and a half years. We have built an infrastructure and business model that is capable of generating a substantially higher sales volume at reduced levels of incremental cost. In an effort to continue our growth, we have accelerated our advertising efforts to attract new customers and expanded our operations to service our new and existing customers. The outlook for demand for our products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to continue to increase over the next nine months due to our advertising and marketing programs. The Company does not anticipate any major changes in Medicare reimbursement in 2010, nor in any other reimbursement programs available from other third-party payors.
Our current assets of $12,697,000 exceed our current liabilities of $11,860,000 by $837,000.
Our plan for the next twelve months includes the following:
•	Continue our advertising and marketing efforts;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Continue to invest in the expansion of our infrastructure; and

•	Increase our accounts receivable collection efforts.

In order to implement our current business model, we have completed the following:
•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both;

•	Retained an investor relations firm to further enhance our exposure and opportunities for long-term capital requirements;

•	Identified products and related target customers through extensive market research;

•	Established efficient and cost effective methods to reach qualified customers;

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members, maximizing our revenue per employee;

•	Completed the build out of an additional 24,000 square foot facility to house our expanding workforce and support our continued growth;

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales;

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions; and

•	Tested our advertising methods and established methods of testing additional advertising methods to meet with changing market conditions.
We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to the chronically ill patients
Contractual Obligations
A summary of our contractual obligations for convertible debt obligations, capital lease obligations, minimum lease payments under non-cancelable operating leases, and minimum purchase commitments as of December 31, 2009 is presented in the following table (dollars in thousands):

	Payments due by period
	Totals	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014
Convertible debt obligations (1)	$6,642	$4,101	$2,541	$—	$—	$—
Operating leases	1,983	432	661	608	161	121
Capital lease obligations	150	75	62	13	—	—
Purchase commitment (2)	514	84	120	120	120	70

Total contractual obligations	$9,289	$4,692	$3,384	$741	$281	191

(1)	The convertible debt obligations that are due in fiscal year 2010 include $452,000 of convertible notes that are convertible into shares of our common stock at a conversion price of $0.50 per share and $3,500,000 of convertible notes that are convertible into shares of our common stock at a conversion price of $0.80 per share. Based on the current price of our common stock, we anticipate that the majority of this debt will be converted into shares of common stock at some point during fiscal year 2010. If for some reason the notes are not converted, we believe we have sufficient financial resources to meet our debt obligations.

(2)	The purchase commitment consists of a long distance service agreement that requires us to purchase a minimum of $10,000 per month, partially offset by rebates for the first five months of calendar year 2010, of long distance service through April 2014.
Off-Balance Sheet Arrangements
As of December 31, 2009, we had no off-balance sheet arrangements.
Critical Accounting Policies
See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consoloidated financial statements and our current annual report on Form 10-K for the year ended September 30, 2009, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.
Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Change in Internal Controls
During the three months ended December 31, 2009 there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under a stock repurchase program approved by our Board of Directors in December 2008, we are authorized to repurchase up to $500,000 of our Common Stock through December 2009. The authorization enables the Company to purchase shares through open market transactions at management’s discretion. We intend to retain any common shares which we repurchase as treasury shares or use them in connection with our employee stock option program. Our shares repurchased for the three months ended December 31, 2009 were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs(2)	Plans or Programs(2)
October 1—31, 2009(1)	—	$—
November 1—30, 2009(1)	4,000	$2.26
December 1—31, 2009(1)	—	$—

Total	4,000	$2.26	89,600	$0

(1)	In December 2008, we opened a separate money market account with an investment bank pursuant to which we transferred $50,000 into the account, of which $9,055 was used to purchase 4,000 shares during the three months ended December 31, 2009.

(2)	As of December 31, 2009, 89,600 cumulative shares have been purchased under our stock repurchase program for $49,634. The stock repurchase program ended on December 31, 2009 and no additional shares have been authorized to be repurchased.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Other Information
     None.
Item 5. Exhibits
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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	February 11, 2010

/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	February 11, 2010