Form 10-Q
period 2010-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2010-05-11
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐     No ☑
APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2010
Common Stock, $.001	39,198,333

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	September 30,
	2010	2009
	(unaudited)
Assets
Current Assets
Cash	$7,961	$3,798
Restricted cash	1,056	500
Accounts receivable, net of allowances of $3,232 and $2,327, respectively	5,744	3,850
Inventory, net of allowance for obsolete inventory of $110 and $110, respectively	1,552	902
Deferred advertising, current portion	3,499	2,016
Deferred taxes, current portion	555	—
Other current assets	429	483

Total Current Assets	20,796	11,549

Property and Equipment
Property and Equipment, net of accumulated depreciation of $1,207 and $1,021, respectively	1,982	1,041

Other Assets
Deferred advertising, net of current portion	3,000	1,739
Deferred taxes, net of current portion	545	—
Deposits and other	201	130

Total Other Assets	3,746	1,869

Total Assets	$26,524	$14,459

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,569	$2,089
Accrued liabilities	907	716
Credit line facility	750	—
Stockholder loan	1,315	1,515
Convertible notes payable, net of unamortized discount of $111 and $292, respectively	6,037	3,893
Capital lease obligations, current portion	73	80
Deferred rent liability, current portion	46	60

Total Current Liabilities	12,697	8,353

Long-Term Liabilities
Convertible notes payable, net of unamortized discount of $0 and $90, respectively	—	2,447
Capital lease obligations, net of current portion	37	70
Deferred rent liability, net of current portion	176	165
Deferred tax liability	1,495	—

Total Long-Term Liabilities	1,708	2,682

Total Liabilities	14,405	11,035

Stockholders’ Equity
Common stock, $.001 par value, 200,000 shares authorized; 39,118 and 32,462 shares issued, respectively; 39,029 and 32,377 shares outstanding at March 31, 2010 and September 30, 2009, respectively	39	32
Additional paid-in capital	19,291	11,705
Accumulated deficit	(7,161)	(8,272)

	12,169	3,465

Less: Treasury stock, at cost; 89 and 85 shares at March 31, 2010 and September 30, 2009, respectively	(50)	(41)

Total Stockholders’ Equity	12,119	3,424

Total Liabilities and Stockholders’ Equity	$26,524	$14,459

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2010 and 2009
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Sales	$9,650	$5,827	$18,808	$11,169

Cost of Sales	3,386	2,078	6,633	3,919

Gross Profit	6,264	3,749	12,175	7,250

Operating Expenses
Payroll, taxes and benefits	2,618	1,274	4,787	2,339
Advertising	1,114	459	1,920	757
Bad debts	928	809	1,583	1,488
Depreciation	174	67	270	134
General and administrative	1,070	778	2,094	1,660

Total Operating Expenses	5,904	3,387	10,654	6,378

Income from Operations	360	362	1,521	872

Other Income (Expense)
Interest Expense	(229)	(273)	(472)	(545)
Loss on disposal of assets	(2)	—	(2)	—
Interest Income	5	6	8	14

Total Other Income (Expense)	(226)	(267)	(466)	(531)

Income before Income Taxes	134	95	1,055	341

Provision for (benefit from) Income Taxes	(122)	—	(56)	—

Net Income	$256	$95	$1,111	$341

Basic earnings per share:
Weighted average shares outstanding	34,921	32,021	33,873	32,035
Earnings per share	$0.01	$0.00	$0.03	$0.01

Diluted earnings per share:
Weighted average shares outstanding	47,843	35,941	51,158	35,955
Earnings per share	$0.01	$0.00	$0.02	$0.01
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended March 31, 2010
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity (Deficit)
Balance at September 30, 2009	32,377	$32	$11,705	$(8,272)	$(41)	$3,424

Options issued to employees			208			208
Common stock issued for interest on convertible debt	19	—	45			45
Common stock issued upon conversion of debt	1,086	1	542			543
Common stock issued for exercise of warrants	723	1	529			530
Common stock issued for employee stock purchase plan	162	—	73			73
Common stock issued for cash, net of issuance costs	4,666	5	6,613			6,618
Purchase common treasury stock	(4)				(9)	(9)
Deferred income taxes related to convertible notes payable			(424)			(424)
Net income				1,111		1,111

Balance at March 31, 2010	39,029	$39	$19,291	$(7,161)	$(50)	$12,119

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2010 and 2009
(Unaudited)
(in thousands)

	2010	2009
Cash flow from operating activities:
Net Income	$1,111	$341

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,156	838
Equity based compensation	223	272
Provision for doubtful accounts and sales returns	1,728	1,488
Non-cash interest related to convertible notes payable	316	322
Deferred income taxes	(27)	—
Amortization of non-cash debt issuance costs	17	20
Loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(3,621)	(2,483)
Deferred advertising	(4,630)	(1,918)
Inventory	(650)	(181)
Other assets	(50)	174
Accounts payable	1,479	929
Accrued expenses	128	140
Deferred rent	(3)	(24)

Net Cash Flow (Used in) Operating Activities	(1,821)	(82)

Cash flow from investing activities:
Purchase of property and equipment	(1,217)	(224)
Proceeds from the sale of assets	5	—
Purchase of certificates of deposit	(556)	—

Net Cash Flow Used in Investing Activities	(1,768)	(224)

Cash flow from financing activities:
Proceeds from the sale of common stock	7,000	—
Costs associated with the sale of common stock	(382)	—
Proceeds from issuance of convertible notes	—	2,500
Costs associated with issuance of convertible notes	—	(326)
Proceeds from the exercise of warrants	530	—
Proceeds from employee stock purchase plan	104	—
Proceeds from credit line facility	750	—
Purchase of treasury stock	(9)	(29)
Payments of debt and capital lease obligations	(241)	(67)

Net Cash Flow Provided by Financing Activities	7,752	2,078

Net increase in cash	4,163	1,772

Cash at beginning of period	3,798	1,173

Cash at end of period	$7,961	$2,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$179
Cash paid for income taxes	$20	$—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$48
Common stock issued for interest expense	$45	$—
Common stock issued for conversion of debt	$543	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
March 31, 2010
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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, that was filed with the SEC on December 17, 2009. The results of operations for the three and six months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Standards
ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” (“ASU 2009-17”)
ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
ASU No. 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”)
ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2010-09, “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”)
ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events — Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.
ASU No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets.” (“ASU 2009-16”)
ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
Recent Accounting Standards
ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”)
ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.
ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”)
ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.
ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” (“ASU 2010-11”)
ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.
ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” (“ASU 2010-13”)
ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 — Property and Equipment
A summary of property and equipment at March 31, 2010 and September 30, 2009 is as follows (in thousands):

	Estimated	March 31,	September 30,
	Life	2010	2009
Leased equipment	5 years	$582	$582
Transportation equipment	3 years	72	95
Warehouse equipment	5 years	64	56
Office furniture	5 years	450	150
Computer equipment	3 years	204	87
Telephone equipment	5 years	77	33
Rental equipment	7 years	18	18
Web Site	3 years	6	6
Software	3 years	222	130
Training guides	3 years	3	3
Leasehold improvements	5 years	1,470	889
Signage	3 years	21	13
Fixed assets under construction		—	—

Total property and equipment		3,189	2,062
Less: accumulated depreciation		(1,207)	(1,021)

Property and equipment, net		$1,982	$1,041

The amounts charged to operations for depreciation for the six months ended March 31, 2010 and 2009 were $270,000 and $134,000, respectively.
Note 4 — Stockholder Loan
The stockholder loans at March 31, 2010, and September 30, 2009, in the amounts of $1,315,000 and $1,515,000, respectively, consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable are non-collateralized and due on demand. However, the notes are subordinated to the senior, unsecured, convertible notes payable discussed below in Note 6. During the six months ended March 31, 2010, $200,000 of principal was repaid to Mr. Libratore. As of March 31, 2010, an additional $150,000 has been authorized by the senior note holders, but not paid to Mr. Libratore. Interest expense related to the stockholder loan for the six months ended March 31, 2010 and 2009 were $60,000, and $77,000, respectively.
Note 5 — Credit Line Facility
On September 4, 2009, the Company entered into a one-year Business Loan Agreement, Promissory Note and Assignment of Deposit (collectively, the “Credit Line Facility”) with a lender. Pursuant to the Credit Line Facility, the lender agreed to advance the Company a maximum of Five Hundred Thousand Dollars ($500,000) secured by the Company’s $500,000 certificate of deposit held by the lender. Interest is payable on any advance under the Credit Line Facility at a rate of 1.000 percentage point under the corporate loan base rate index published by the Wall Street Journal, with a minimum interest rate of 4.750% per annum.

On November 2, 2009, the Company entered into a revised Credit Line Facility with the same lender discussed above. Under the revised loan agreement, the lender agreed to advance the Company a maximum of One Million Dollars ($1,000,000) secured by the Company’s existing $500,000 certificate of deposit held by the lender plus an additional $550,000 certificate of deposit to be held by the lender. The revised Credit Line Facility expires on September 8, 2010. All other terms of the September 4, 2009 Credit Line Facility remain unchanged.
As of March 31, 2010, the Company had an outstanding balance of $750,000 under the Credit Line Facility. Interest expense related to the credit line for the six months ended March 31, 2010, was $11,000.
Note 6 — Convertible Notes Payable
April 2008 Convertible Notes
On April 11, 2008, the Company closed a private placement consisting of convertible notes and warrants for $804,000, of which $598,000 were cash proceeds and $206,000 were prior year debt exchanged for the convertible notes. The notes are convertible into shares of our common stock at an initial conversion price of $0.50 per share, subject to adjustment, and mature one year after issuance. The notes are senior unsecured obligations of our Company and accrue interest at an annual rate of twelve percent (12%) per annum, payable at maturity. The warrants have a term of five years and are exercisable from the date of their issuance until their expiration at a price of $1.00 per share. In addition, we issued a warrant to the placement agent exercisable for up to 51,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.
As of March 31, 2010, $653,000 of the notes has been converted into 1,306,000 shares of the Company’s common stock and $93,000 of the notes has been redeemed for cash. During fiscal year 2009, the maturity dates for the remaining $58,000 of notes were extended for one year from the original date of maturity. The maturity dates and amounts for the outstanding notes as of March 31, 2010, are as follows (in thousands):

Amount Due
April 2010	58

Total April 2008 Convertible Notes Due	$58

Interest expense related to the April 2008 convertible notes was $22,000 and $46,000 for the six months ended March 31, 2010 and 2009, respectively.
May 2008 Convertible Note
On May 22, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $3,500,000. The note is convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matures on May 22, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The warrants have a term of 5 years and are exercisable for up to 4,375,000 shares of our common stock at an exercise price of $1.00 per share, subject to adjustment. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. In addition, we issued a warrant to the placement agent exercisable for up to 350,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.
Interest expense related to the May 2008 convertible note was $52,000 and $52,000 for the six months ended March 31, 2010 and 2009, respectively.

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
Interest expense related to the October 2008 convertible note was $45,000 and $34,000 for the six months ended March 31, 2010 and 2009, respectively.
In October 2009, the Company entered into a Waiver Agreement with the holder of the October 2008 convertible note discussed above. As part of the Waiver Agreement, the note holder agreed to accept 18,101 shares of the Company’s common stock, with a fair market value of $45,000, in lieu of the Company’s obligation to pay cash in the amount of $38,000 for an interest payments that was due October 15, 2009, under the original terms of the note. As a result of this transaction, the Company incurred an additional $7,000 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the note are in all other respects unchanged.
Short-term convertible notes payable consist of the following as of March 31, 2010 (in thousands):

	April’08 Notes	May’08 Note	Oct’08 Note	Totals
Notes Payable, face amount	$58	$3,500	$2,500	$6,058
Discounts on Notes:
Valuation of Warrants	(126)	(610)	(86)	(822)
Intrinsic Value of Conversion Rights	—	(303)	(86)	(389)
Accumulated Amortization	126	849	125	1,100

Total Discounts	—	(64)	(47)	(111)
Accrued Interest	10	43	37	90

Convertible Notes Payable, net	$68	$3,479	$2,490	$6,037

Short-term convertible notes payable consist of the following as of September 30, 2009 (in thousands):

	April’08 Notes	May’08 Note	Totals
Notes Payable, face amount	$601	$3,500	$4,101

Discounts on Notes:
Valuation of Warrants	(126)	(610)	(736)
Intrinsic Value of Conversion Rights	—	(303)	(303)
Accumulated Amortization	126	621	747

Total Discounts	—	(292)	(292)
Accrued Interest	40	44	84

Convertible Notes Payable, net	$641	$3,252	$3,893

Long-term Convertible notes payable consist of the following at September 30, 2009 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500

Discounts on Notes:
Valuation of Warrants	(86)
Intrinsic Value of Conversion Rights	(86)
Accumulated Amortization	82

Total Discounts	(90)
Accrued Interest	37

Convertible Notes Payable, net	$2,447

Note 7 — Capital Lease Obligations
Capital lease obligations include eleven capitalized leases with interest rates ranging from 8.4% to 28.4%. The combined monthly payments of principal and interest are $9,000. The amount of equipment and furniture capitalized under the capital leases was $289,000. Accumulated depreciation recorded for the equipment and furniture under capital leases as of March 31, 2010 is $173,000. The payment terms of the capital leases expire between August 2010 and May 2012.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2010 (in thousands):

Amount
Year ending September 30:
2010	$50
2011	62
2012	13

Total minimum lease payments	125
Less: Interest on capitalized lease obligations	(15)

Present value of capitalized lease obligations	110
Less: Current portion	(73)

Capitalized lease obligations, net of current portion	$37

Interest expense on capitalized leases was $12,000 and $14,000 for six months ended March 31, 2010 and 2009, respectively.
Note 8 — Stockholders’ Equity
Sale of Common Stock
On March 9, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued and sold to a single institutional investor (the “Investor”) an aggregate of 4,666,667 shares of the Company’s common stock, par value $.001 per share, in a private placement at a price of $1.50 per share, resulting in aggregate gross proceeds to the Company of $7.0 million. Pursuant to the terms of the Purchase Agreement, the Company has provided the Investor certain demand registration rights covering the resale of all of the shares issued in the private placement, as well as piggy-back registration rights in certain circumstances. The securities were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Regulation D and Section 4(2). The securities were issued directly by the Company and did not involve a public offering or general solicitation. The Investor in the private placement is an “Accredited Investor,” as that term is defined in Rule 501 of Regulation D.
At closing of the Purchase Agreement, Mark A. Libratore, the Company’s President, Chairman and Chief Executive Officer, entered into a Stockholders Agreement with the Investor. Pursuant to the Stockholders Agreement, Mr. Libratore agreed to vote his shares of common stock of the Company in favor of the election of a director to be designated by the Investor.
On February 5, 2010, the Company entered into an Investment Banking Agreement (the “Investment Banking Agreement”) with Littlebanc Advisors LLC, securities through Wilmington Capital Securities, LLC (the “Placement Agent”), pursuant to which the Company engaged the Placement Agent to act as its agent. As compensation for the Placement Agent’s services, the Placement Agent received an aggregate of $350,000 in commissions and a five-year warrant to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share.

Warrants
The Company issued warrants to the stockholders of Liberator Medical Supply, Inc. to purchase 2,818,092 shares of the Company’s common stock in conjunction with the reverse merger in 2007. As of March 31, 2010, 200,000 of these warrants have expired and 426,250 of these warrants have been exercised. The weighted-average exercise price for the remaining 2,191,842 warrants as of March 31, 2010, is $0.98 per share. The expiration dates of the outstanding warrants are as follows:

Shares	Expiration Date
7,188	April 2010
31,250	May 2010
1,778,404	June 2010
337,500	July 2010
12,500	August 2010
25,000	November 2010
From July 2007 to January 2008, in connection with sales of the Company’s common stock, the Company issued warrants to purchase an additional 686,667 shares of the Company’s common stock at a weighted-average exercise price of $1.40 per share. As of March 31, 2010, 93,750 of these warrants have been exercised. The weighted-average exercise price for the remaining 592,917 warrants as of March 31, 2010, is $1.46 per share. The expiration dates of the outstanding warrants are as follows:

Shares	Expiration Date
6,250	July 2010
159,375	August 2010
75,625	September 2010
169,167	October 2010
145,000	November 2010
31,250	December 2010
6,250	January 2011
In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants are still outstanding as of March 31, 2010 and expire in November 2012. The fair value of these warrants of $24,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	4.11%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the April 2008 Convertible Notes discussed above in Note 6, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of March 31, 2010, 20,000 of these warrants have been exercised. The remaining 860,000 warrants will expire as follows:

Shares	Expiration Date
263,000	February 2013
100,000	March 2013
497,000	April 2013
The fair value of these warrants of $126,000 and $7,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the convertible note payable issued in May 2008 and discussed above in Note 6, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. In October 2009, the placement agent exercised 350,000 warrants via a cashless exercise, in which the Company issued 192,873 shares of the Company’s common stock. The 4,375,000 warrants held by the note holder are still outstanding as of March 31, 2010, and expire in May 2013.

The fair value of these warrants of $610,000 and $49,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	3.24%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 6, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of March 31, 2010, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	35.19%
In connection with the sale of common stock on March 9, 2010, for gross proceeds of $7 million and discussed above, the Company issued warrants to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share to the placement agent. These warrants are still outstanding as of March 31, 2010, and expire in October 2015. The fair value of these warrants of $228,961 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	2.34%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	63.66%
A summary of warrants issued, exercised and expired during the six months ended March 31, 2010, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at September 30, 2009	10,458,093	$1.07
Issued	233,333	2.50
Exercised	(880,000)	1.00
Expired	—	—

Balance at December 31, 2009	9,811,426	$1.11

Options
In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of March 31, 2010, a total of 3,921,009 options were outstanding.
Employee and Director Stock Options
On September 14, 2007, the Board of Directors adopted the Company’s 2007 Stock Plan with an aggregate of 1,000,000 shares of the Company’s unissued common stock. The Plan was approved by the shareholders at the Company’s annual meeting in September 2008. The 1,000,000 shares authorized under the 2007 Stock Plan are reserved for issuance to officers, directors, employees, prospective employees and consultants as incentive stock options, non-qualified stock options, restricted stock awards, other equity awards and performance based stock incentives. The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors or the committee overseeing the 2007 Stock Plan.
On July 13, 2009, the Board of Directors of the Company approved an amendment to the 2007 Stock Plan to increase the number of shares authorized under the plan from 1,000,000 to 2,000,000 shares. The amendment was approved at the Company’s annual shareholders meeting on September 4, 2009.

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
On February 26, 2010, Jeannette Corbett was appointed to the Board of Directors of the Company. As part of the compensation for her services as a director, Ms. Corbett was granted an option, vesting over two years, to purchase 50,000 shares of common stock at $1.90 per share.
The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended March 31, 2010 and 2009:

	2010	2009
Risk-free interest rate:	1.37%	1.82%
Expected term:	3 years	3 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	67.67%	36.05%
For the six months ended March 31, 2010 and 2009, the Company recorded $119,000 and $49,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits. As of March 31, 2010, there is $363,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.9 years.
A summary of the stock options outstanding under the 2007 Stock Plan as of March 31, 2010, and activity for the six months then ended is as follows:

		Weighted
		Avg.	Aggregate
		Exercise	Intrinsic
2007 Stock Plan:	Shares	Price	Value
Options outstanding at September 30, 2009	1,580,000	$0.81
Granted	150,000	2.14
Exercised	—	—
Expired or forfeited	—	—

Options outstanding at March 31, 2010	1,730,000	$0.93	$2,144,100

Options exercisable at March 31, 2010	755,000	$0.79	$1,064,250

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
The first offering period of the ESPP commenced on June 10, 2009, and ended on November 30, 2009. The second offering period commenced on December 1, 2009, and will end on May 31, 2010. As of March 31, 2010, 161,781 shares of the Company’s common stock have been purchased through the ESPP, using $73,000 of proceeds received from employee payroll deductions. For the six months ended March 31, 2010, the Company received $104,000 through payroll deductions under the ESPP.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the six months ended March 31, 2010, the Company recognized $89,000 of compensation expense related to the ESPP.
Note 9 — Diluted Earnings per Common Share
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three months ended December 30, 2009 and 2008 (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net income — basic	$256	$95	$1,111	$341
Effect of dilutive securities:
Convertible debt	19	—	97	—

Net income — diluted	$275	$95	$1,208	$341

Denominator:
Weighted average shares outstanding — basic	34,921	32,021	33,873	32,035
Effect of dilutive securities:
Stock options and warrants	9,589	3,920	9,577	3,920
Convertible debt	3,333	—	7,708	—

Weighted average shares outstanding — diluted	47,843	35,941	51,158	35,955

Earnings per share — basic	$0.01	$0.00	$0.03	$0.01
Earnings per share — diluted	$0.01	$0.00	$0.02	$0.01
The following tables summarize the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three or six months ended March 31, 2010 and 2009 (in thousands):

	For the three months ended		For the six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Stock options	150	975	150	975
Warrants	233	10,468	233	10,468
Convertible debt	4,492	9,193	117	9,193

Net income — diluted	4,875	20,636	500	20,636

Note 10 — Income Taxes
The Company had a total net income tax benefit for the six months ended March 31, 2010, of approximately $56,000. The Company incurred federal alternative minimum tax on its net alternative minimum taxable income of $4,000. Although the Company had net operating losses carryforwards which completely offset its regular taxable income, it was subject to the alternative minimum tax. The Company also recorded a current federal income tax benefit of $32,000 to adjust for the prior year income tax return and a state income tax expense of $100. In addition, the Company incurred a deferred tax benefit of $28,000. For the quarter ended March 31, 2010, the Company’s net deferred tax assets exceeded its net deferred tax liabilities and the Company recognized the corresponding deferred tax benefit.
As of March 31, 2010, the Company had net operating losses of approximately $4.6 million for federal income tax purposes and $4.3 million for Florida income tax purposes that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2028. Of the total federal and Florida net operating losses, $46,000 are subject to limitations under the provisions of Internal Revenue Code section 382 due to a prior year ownership change.
At March 31, 2010, management determined a valuation allowance against the net deferred tax assets of $18,000. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.
Note 11 — Commitments
The Company leases property and telephone equipment under operating leases that expire at various times through June 2014. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2010, are as follows (in thousands):

Amount
Year ending September 30:
2010	$289
2011	661
2012	608
2013	271
2014	204

$2,033

Rent expense for the six months ended March 31, 2010 and 2009 was $309,000 and $237,000, respectively.
Note 12 — Subsequent Event
On May 11, 2010, a convertible note payable in the amount of $3,500,000, discussed above in Note 6 and due on May 22, 2010, was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share. As a result of the note conversion, the Company’s current liabilities were reduced by $3,500,000 and stockholders’ equity was increased by $3,500,000. In addition, the note conversion increased the number of outstanding shares of common stock by 4,375,000 shares.

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
Overview
Liberator Medical Supply, Inc. (“LMS”), a wholly-owned subsidiary of the Company, is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits focused on providing medical supplies in a retail environment and via the Internet in the United States. LMS distributes a full range of medical products which address the healthcare needs of our customers.
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
Executive Summary
The second quarter of our fiscal year is typically a challenging quarter for us each year due to the annual renewal of our customers’ insurance coverage, primarily Medicare Part B coverage, and calendar year deductibles that must be met by the majority of our customers at the beginning of each calendar year. In spite of these challenges, we were able to grow our sales by 66%, to $9.65 million, during the second quarter of 2010 compared with the second quarter of 2009, primarily as a result of new customers generated from our direct response advertising efforts. Consistent with last year’s seasonality, our quarterly customer retention rates during the second quarter dropped 7% lower than the other three quarters of the year.
Even though we have been able to significantly grow our sales over the last three fiscal years during the downturn of the U.S. economy, we have experienced increased costs associated with our direct response advertising efforts over the first six months of fiscal year 2010 compared with the first six months of fiscal year 2009. Based on information we are receiving from our media buying agents, we believe that due to the economic conditions, the larger “branded” type companies have turned to direct response television advertising to market their products and reduce their advertising costs. As a result, demand for television time slots within the direct response advertising market has increased dramatically over the last six months to a year, causing a decrease in available inventory. Our media buying agents believe that this trend has peaked and advertising opportunities will improve over the next several quarters. In April 2010, we experienced an increase in available time slots and a reduction in our advertising costs associated with these time slots. We will continue to invest in direct response television advertising campaigns for our products in order to grow our business while continuing to closely monitor the success rates of these television campaigns.
During the first and second quarters of fiscal year 2010, we increased our spending significantly in alternative media and plan to continue those efforts. We are highly optimistic by the results we are seeing within the alternative media channels and confident that significant gains can be made and that we can lower customer acquisition costs through these new channels.
In January 2010, we completed the build out of an additional 24,000 square foot facility to house our expanding workforce and provide the infrastructure necessary to support future growth of our business. The continuous growth of our recurring business requires regular increases in staff. We have chosen to invest in recruiting, hiring, and training additional staff ahead of our advertising schedule, which helps us achieve compliance on many fronts and maintain the quality of our customer service. During the first six months of fiscal year 2010, we added eighty-one employees. Of these additional employees, we added several key management positions to focus on new product opportunities, increased sales within our existing product lines, additional distribution channels within the insurance industry, and improved productivity within our operations, lead management, and accounting groups.

Our biggest asset and resource is our employees. In an effort to recognize their considerable contributions to our growth and reduce attrition, effective December 2009 we modified our employee benefits plan to cover 100% of the employees’ portion of their health insurance plan. This provides every one of our employees an opportunity to obtain health insurance at no cost to them. As a result of this change, we experienced an increase in health insurance costs during the second quarter due to increased enrollment and the higher portion of the premiums paid for by us. Although this change temporarily reduced earnings, we expect the increased health insurance costs to be offset by improved employee turnover rates, improved customer service, reduced training costs, and improved efficiency. This decision to improve employee benefits is consistent with our mission to attract and retain talented, highly skilled employees with entrepreneurial spirit.
In March 2010, we completed the sale of 4,666,667 shares of our common stock to a single institutional investor for gross proceeds of $7.0 million. As a result of the proceeds from this private placement and the investments we have made in our infrastructure and employees, we believe we are well positioned to grow our business in the future.
Results of Operations
The following table summarizes the results of operations for the three and six months ended March 31, 2010 and 2009, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$9,650	100.0	$5,827	100.0	$18,808	100.0	$11,169	100.0
Cost of Sales	3,386	35.1	2,078	35.7	6,633	35.3	3,919	35.1

Gross Profit	6,264	64.9	3,749	64.3	12,175	64.7	7,250	64.9
Operating Expenses	5,904	61.2	3,387	58.1	10,654	56.6	6,378	57.1

Income from Operations	360	3.7	362	6.2	1,521	8.1	872	7.8
Other Income (Expense)	(226)	(2.3)	(267)	(4.6)	(466)	(2.5)	(531)	(4.8)

Income before Income Taxes	134	1.4	95	1.6	1,055	5.6	341	3.1
Benefits from Income Taxes	(122)	(1.3)	—	0.0	(56)	(0.3)	—	0.0

Net Income	$256	2.7	$95	1.6	$1,111	5.9	$341	3.1

Revenues:
Sales for the three months ended March 31, 2010, increased by $3,823,000, or 65.6%, to $9,650,000, compared with sales of $5,827,000 for the three months ended March 31, 2009. The increase was due to a substantial direct response advertising campaign to obtain new mail order customers. Sales for the six months ended March 31, 2010, increased by $7,639,000, or 68.4%, to $18,808,000, compared with sales of $11,169,000 for the six months ended March 31, 2009, as a result of the direct response advertising campaign.
Gross Profit:
Gross profit for the three months ended March 31, 2010, increased by $2,515,000, or 67.1%, to $6,264,000, compared with gross profit of $3,749,000 for the three months ended March 31, 2009. Gross profit for the six months ended March 31, 2010, increased by $4,925,000, or 67.9%, to $12,175,000, compared to $7,250,000 for the six months ended March 31, 2009. The increase was attributed to our increased sales volume for the three and six months ended March 31, 2010, compared to the three and six months ended March 31, 2009.

Operating Expenses:
The following table provides a breakdown of our operating expenses for the three and six months ended March 31, 2010 and 2009, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$2,618	27.1	$1,274	21.9	$4,787	25.5	$2,339	20.9
Advertising	1,114	11.6	459	7.9	1,920	10.2	757	6.8
Bad debts	928	9.6	809	13.9	1,583	8.4	1,488	13.3
Depreciation	174	1.8	67	1.1	270	1.4	134	1.2
General and administration	1,070	11.1	778	13.3	2,094	11.1	1,660	14.9

Total Operating Expenses	$5,904	61.2	$3,387	58.1	$10,654	56.6	$6,378	57.1

Operating expenses for the three months ended March 31, 2010, were $5,904,000, or 61.2% of sales, compared with $3,387,000, or 58.1% of sales for the three months ended March 31, 2009. Operating expenses for the six months ended March 31, 2010, were $10,654,000, or 56.6% of sales, compared with $6,378,000, or 57.1% of sales, for the six months ended March 31, 2009. The increases in operating expenses are primarily attributed to increased spending levels for additional employees, advertising costs, rent, depreciation and other administration costs to support our current and future sales growth.
Other Income (Expense):
Other income (expense) is predominantly interest expense associated with our convertible debt, shareholder loans, and credit line facility. Interest expense decreased by $44,000 to $229,000 for the three months ended March 31, 2010, compared with $273,000 for the three months ended March 31, 2009. For the six months ended March 31, 2010, interest expense decreased by $73,000 to $472,000, compared with $545,000 for the six months ended March 31, 2009. The decreases are primarily attributed to a reduction in non-cash interest expense associated with the amortization of discounts on our outstanding convertible notes payable.
Liquidity and Capital Resources
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended March 31, 2010 and 2009 (dollars in thousands):

	For the six months ended
	March 31,
	2010	2009
Cash Flows:
Net cash used in operating activities	$(1,821)	$(82)
Net cash used in investing activities	(1,768)	(224)
Net cash provided by financing activities	7,752	2,078

Net increase in cash	4,163	1,772
Cash at beginning of period	3,798	1,173

Cash at end of period	$7,961	$2,945

The Company had cash of $7,961,000 at March 31, 2010, compared to cash of $3,798,000 at September 30, 2009, an increase of $4,163,000. The increase in cash for the six months ended March 31, 2010, is primarily attributed to the sale of common stock to a single institutional investor in March 2010 for gross proceeds of $7 million, borrowings from our credit line facility, and proceeds from the exercise of warrants, partially offset by our direct response advertising costs, the build out of our new 24,000 square foot facility during the quarter, and an increase in the level of outstanding accounts receivable.
As of March 31, 2010, our current assets of $20,796,000 exceeded our current liabilities of $12,697,000 by $8,099,000.
The current liabilities as of March 31, 2010, consist of outstanding convertible notes payable totaling $6,037,000. These convertible notes are convertible into shares of our common stock at conversion prices that are less than the current market price of our common stock. During April and May 2010, $3,558,000 of the outstanding notes convertible as of March 31, 2010, were converted into shares of our common stock. In addition, as of March 31, 2010, we had outstanding warrants to purchase 2.4 million shares of our common stock at an average exercise price of $1.00 that expire during fiscal year 2010. We have received telephone inquiries from several of the warrant holders over the last few months and expect a majority of these warrant holders to exercise these “in-the-money” warrants before expiration.
There can be no assurance, of course, as to the amount or timing of the conversions of the remaining notes payable and/or the proceeds from the exercise of the outstanding warrants. However, we believe that our existing cash and cash equivalents, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.

Operating Activities
Net cash used in operating activities increased to $1,821,000 during the six months ended March 31, 2010, compared to net cash used in operating activities of $82,000 during the six months ended March 31, 2009. The increase is primarily the result of increased levels of direct response advertising costs, accounts receivable and inventory, partially offset by increases in net income, non-cash related expenses, and accounts payable.
Investing Activities
During the six months ended March 31, 2010, we purchased $1,217,000 of property and equipment primarily related to the build out of our new 24,000 square foot facility, which we moved into in January 2010. In addition, we purchased a $550,000 certificate of deposit as additional security for a $1,000,000 credit line facility, see Note 6 of our unaudited condensed consolidated financial statements. The certificate matures in September 2010 and bears interest at a rate of 1.242% per year.
Financing Activities
During the six months ended March 31, 2010, cash provided by financing activities was $7,752,000, which included net proceeds of $6,618,000 from the sale of common stock to a single institutional investor, borrowings of $750,000 from our credit line facility, $530,000 of proceeds from the exercise of warrants, and $104,000 of proceeds from our employee stock purchase plan, partially offset by payments of $241,000 to pay down a portion of our outstanding debt and capital lease obligations.
During the six months ended March 31, 2009, cash provided by financing activities was $2,078,000, which was the result of a $2,500,000 convertible debt offering in October 2008, partially offset by $326,000 of debt issuance costs associated with the debt offering.
Outlook
The Company has experienced substantial growth over the past three years. We have built an infrastructure and implemented a business model that are capable of generating a substantially higher sales volume at reduced levels of incremental costs. In an effort to continue our growth, we have continued to invest in direct response advertising efforts to attract new customers, and we have expanded our infrastructure and work force to service our new and existing customers. The outlook for demand for our products is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to continue to increase due to our advertising and marketing programs and the retention of our existing customer base. The Company does not anticipate any major changes in Medicare reimbursement in 2010, nor in any other reimbursement programs available from other third-party payors.
Our plan for the next twelve months includes the following:
•	Continue our advertising and marketing efforts;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Continue to invest in the expansion of our infrastructure and workforce; and

•	Increase our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Completed the private placement of shares of our common stock to a single institutional investor for gross proceeds of $7.0 million;

•	Identified products and related target customers through extensive market research;

•	Expanded our advertising and marketing efforts on the Internet to reach qualified customers in an efficient and cost-effective manner;

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members, maximizing our revenue per employee;

•	Completed the build out of an additional 24,000 square foot facility to house our expanding workforce and support our continued growth;

•	Appointed three independent members to our Board of Directors;

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales;

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions; and

•	Tested our advertising methods and established methods of testing additional advertising methods to meet changing market conditions.
We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients
Contractual Obligations
A summary of our contractual obligations for convertible debt obligations, capital lease obligations, minimum lease payments under non-cancelable operating leases, and minimum purchase commitments as of March 31, 2010, is presented in the following table (dollars in thousands):

	Payments due by period
	Totals	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014
Convertible debt obligations (1)	$6,204	$3,663	$2,541	$—	$—	$—
Operating leases	2,033	289	661	608	271	204
Capital lease obligations	125	50	62	13	—	—
Purchase commitment (2)	488	58	120	120	120	70

Total contractual obligations	$8,850	$4,060	$3,384	$741	$391	274

(1)	The convertible debt obligations that are due in fiscal year 2010 include $58,000 of convertible notes that are convertible into shares of our common stock at a conversion price of $0.50 per share and $3,500,000 of convertible notes that are convertible into shares of our common stock at a conversion price of $0.80 per share. These convertible notes were converted into shares of our common stock during April and May 2010.

(2)	The purchase commitment consists of a long distance service agreement that requires us to purchase a minimum of $10,000 per month, partially offset by rebates for the first five months of calendar year 2010, of long distance service through April 2014.
Off-Balance Sheet Arrangements
As of March 31, 2010, we had no off-balance sheet arrangements.
Critical Accounting Policies
See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended September 30, 2009, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.
Effect of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this Report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Change in Internal Controls
During the six months ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
Item 1A. Risk Factors
The Company’s business, results of operations and financial condition are subject to various risks. Please refer to the “Risks Factors” section in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for a discussion of risks to which our business, results of operations and financial condition are subject. There have been no material changes to the risk factors disclosed in our Annual Report for the fiscal year ended September 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 9, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued and sold to a single institutional investor (the “Investor”) an aggregate of 4,666,667 shares of the Company’s common stock, par value $.001 per share, in a private placement at a price of $1.50 per share, resulting in aggregate gross proceeds to the Company of $7.0 million. Pursuant to the terms of the Purchase Agreement, the Company has provided the Investor certain demand registration rights covering the resale of all of the shares issued in the private placement, as well as piggy-back registration rights in certain circumstances. The securities were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Regulation D and Section 4(2). The securities were issued directly by the Company and did not involve a public offering or general solicitation. The Investor in the private placement is an “Accredited Investor,” as that term is defined in Rule 501 of Regulation D.
Item 3. Defaults Upon Senior Securities
None.
Item 4. <Removed and Reserved>
Item 5. Other Information
Conversion of May 22, 2008, Convertible Notes
On May 22, 2008, the Company closed a private placement consisting of convertible notes and warrants for gross proceeds of $3,500,000 to a single institutional investor pursuant to a securities purchase agreement dated as of May 22, 2008. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.80 per share, subject to adjustment, and mature on May 22, 2010. The warrants have a term of 5 years and are exercisable for up to 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment.
On May 11, 2010, the Company received a notice of conversion from the holder for the entire $3,500,000 principal amount of the notes, together with a notice of increase delivered pursuant to the note provision limiting the holder’s conversion right to that number of common shares which, together with any other common shares beneficially owned by the holder, would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion (the “Maximum Percentage”). Concurrently with the receipt of the holder’s notice of conversion and increase in the Maximum Percentage, the Company agreed to waive the note provision that any increase or decrease in the Maximum Percentage is effective commencing on the 61st day after the notice is delivered to the Company, so that the holder’s increase in the Maximum Percentage was effective immediately upon its receipt by the Company. The 4,375,000 common shares issued upon conversion of the notes were issued on reliance from the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. See Footnote 12 to Item 1, “Financial Statements.”
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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	May 11, 2010
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	May 11, 2010