Form 10-K/A
period 2009-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2010-07-29
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of the issuer’s Common Stock as of December 11, 2009, was 33,212,666.
DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS
Index to Exhibits

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 Certificate of Chief Executive Officer (1)

31.2	Section 302 Certificate of Chief Financial Officer (1)

32.1	Section 906 Certificate of Chief Executive Officer (1)

32.2	Section 906 Certificate of Chief Financial Officer (1)

(1)	Filed herewith.

EXPLANATORY NOTE
Liberator Medical Holdings, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A for the fiscal year ended September 30, 2009, to include as Exhibit 23.1 the consent of Berenfeld Spritzer Shechter & Sheer, LLP, to the incorporation by reference in the Company’s Registration Statements on Form S-1/A (No. 333-152652) and Form S-8 (No. 333-159883) of that firm’s report dated December 17, 2009, relating to the financial statements which appear in Form 10-K filed on December 17, 2009, for the fiscal year ended September 30, 2009.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Chief Executive Officer and Exhibits 31.2 and 32.2 by its Chief Financial Officer.
Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of December 17, 2009, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to December 17, 2009. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereunder.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.
Dated: July 28, 2010	By:	/s/ Mark A. Libratore
Mark A. Libratore, President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

/s/ Mark A. Libratore	President, Chief Executive Officer and Director	July 28, 2010

/s/ Robert J. Davis	Chief Financial Officer	July 28, 2010