Form 10-Q
period 2010-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2010-08-16
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☐     No ☑
APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2010
Common Stock, $.001	44,568,208

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	September 30,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$6,889	$3,798
Restricted cash	1,060	500
Accounts receivable, net of allowances of $3,622 and $2,327, respectively	6,511	3,850
Inventory, net of allowance for obsolete inventory of $227 and $110, respectively	2,037	902
Deferred advertising, current portion	4,595	2,016
Deferred taxes, current portion	413	—
Other current assets	662	483

Total Current Assets	22,167	11,549
Property and equipment, net of accumulated depreciation of $1,384 and $1,021, respectively	1,912	1,041
Deferred advertising, net of current portion	3,927	1,739
Intangible assets, net of accumulated amortization of $3 and $0, respectively	204	—
Other noncurrent assets	226	130

Total Assets	$28,436	$14,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,606	$2,089
Accrued liabilities	798	716
Stockholder loan	865	1,515
Convertible notes payable, net of unamortized discount of $26 and $292, respectively	2,493	3,893
Other current liabilities	136	140

Total Current Liabilities	9,898	8,353
Convertible notes payable, net of unamortized discount of $0 and $90, respectively	—	2,447
Deferred tax liability	457	—
Other noncurrent liabilities	176	235

Total Liabilities	10,531	11,035

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized; 44,637 and 32,462 shares issued, respectively; 44,547 and 32,377 shares outstanding at June 30, 2010, and September 30, 2009, respectively	45	32
Additional paid-in capital	24,274	11,705
Accumulated deficit	(6,364)	(8,272)

	17,955	3,465
Less: Treasury stock, at cost; 89 and 85 shares at June 30, 2010, and September 30, 2009, respectively	(50)	(41)

Total Stockholders’ Equity	17,905	3,424

Total Liabilities and Stockholders’ Equity	$28,436	$14,459

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2010 and 2009
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	$10,619	$6,950	$29,428	$18,119

Cost of Sales	3,677	2,506	10,312	6,425

Gross Profit	6,942	4,444	19,116	11,694

Operating Expenses
Payroll, taxes and benefits	2,569	1,518	7,357	3,857
Advertising	1,336	616	3,255	1,373
Bad debts	1,020	373	2,603	1,861
Depreciation and amortization	179	80	449	214
General and administrative	896	785	2,991	2,445

Total Operating Expenses	6,000	3,372	16,655	9,750

Income from Operations	942	1,072	2,461	1,944

Other Income (Expense)
Interest Expense	(150)	(267)	(621)	(812)
Loss on disposal of assets	—	—	(2)	—
Interest Income	8	3	16	17

Total Other Income (Expense)	(142)	(264)	(607)	(795)

Income before Income Taxes	800	808	1,854	1,149

Provision for (benefit from) Income Taxes	2	14	(54)	14

Net Income	$798	$794	$1,908	$1,135

Basic earnings per share:
Weighted average shares outstanding	41,569	32,133	36,438	32,068
Earnings per share	$0.02	$0.02	$0.05	$0.04

Diluted earnings per share:
Weighted average shares outstanding	54,783	37,334	51,764	35,990
Earnings per share	$0.02	$0.02	$0.04	$0.03
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended June 30, 2010
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity (Deficit)
Balance at September 30, 2009	32,377	$32	$11,705	$(8,272)	$(41)	$3,424

Options issued to employees			280			280
Common stock issued for interest on convertible debt	19	—	45			45
Common stock issued upon conversion of debt	5,578	6	4,096			4,102
Common stock issued for exercise of warrants	1,749	2	1,554			1,556
Common stock issued for employee stock purchase plan	162	—	73			73
Common stock issued for cash, net of issuance costs	4,666	5	6,588			6,593
Purchase common treasury stock	(4)				(9)	(9)
Deferred income taxes related to convertible notes payable			(67)			(67)
Net income				1,908		1,908

Balance at June 30, 2010	44,547	$45	$24,274	$(6,364)	$(50)	$17,905

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2010 and 2009
(Unaudited)
(in thousands)

	2010	2009
Cash flow from operating activities:
Net Income	$1,908	$1,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,670	1,458
Equity based compensation	303	365
Provision for doubtful accounts and sales returns	2,759	1,861
Non-cash interest related to convertible notes payable	402	565
Deferred income taxes	(21)	—
Amortization of non-cash debt issuance costs	23	29
Loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(5,420)	(2,950)
Deferred advertising	(7,988)	(2,907)
Inventory	(1,135)	(449)
Other assets	(320)	294
Accounts payable	3,516	1,220
Accrued expenses	(51)	112
Deferred rent	(3)	(34)

Net Cash Flow (Used in) Provided by Operating Activities	(2,355)	699

Cash flow from investing activities:
Purchase of property and equipment	(1,324)	(369)
Proceeds from the sale of assets	5	—
Purchase of patented technology	(207)	—
Purchase of certificates of deposit	(559)	—

Net Cash Flow Used in Investing Activities	(2,085)	(369)

Cash flow from financing activities:
Proceeds from the sale of common stock	7,000	—
Costs associated with the sale of common stock	(407)	—
Proceeds from issuance of convertible notes	—	2,500
Costs associated with issuance of convertible notes	—	(326)
Proceeds from the exercise of warrants	1,556	—
Proceeds from employee stock purchase plan	102	—
Purchase of treasury stock	(9)	(41)
Payments of debt and capital lease obligations	(711)	(148)

Net Cash Flow Provided by Financing Activities	7,531	1,985

Net increase in cash	3,091	2,315

Cash at beginning of period	3,798	1,173

Cash at end of period	$6,889	$3,488

Supplemental disclosure of cash flow information:
Cash paid for interest	$323	$290
Cash paid for income taxes	$20	$21

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$91
Common stock issued for interest expense	$45	$105
Common stock issued for conversion of debt	$4,102	$85
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
June 30, 2010
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, that was filed with the SEC on December 17, 2009. The results of operations for the three and nine months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.
The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., and Practica Medical Manufacturing, Inc., its wholly-owned subsidiaries. Practica Medical Manufacturing, Inc. was formed in April 2010 as a wholly-owned subsidiary of the Company, carrying on similar business activity as the other subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
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
Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in January 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.
In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in January 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for transfers of financial assets. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.
In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.
In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.
In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and does not expect that these amendments to have a significant impact on its consolidated financial statements.

Note 3 — Property and Equipment
A summary of property and equipment at June 30, 2010, and September 30, 2009, is as follows (in thousands):

	Estimated	June 30,	September 30,
	Life	2010	2009
Leased equipment	5 years	$582	$582
Transportation equipment	3 years	72	95
Warehouse equipment	5 years	98	56
Office furniture	5 years	473	150
Computer equipment	3 years	231	87
Telephone equipment	5 years	77	33
Rental equipment	7 years	18	18
Web Site	3 years	6	6
Software	3 years	222	130
Training guides	3 years	3	3
Leasehold improvements	5 years	1,494	889
Signage	3 years	21	13

Total property and equipment		3,296	2,062
Less: accumulated depreciation		(1,384)	(1,021)

Property and equipment, net		$1,912	$1,041

The amounts charged to operations for depreciation for the nine months ended June 30, 2010 and 2009, were $446,000 and $214,000, respectively.
Note 4 — Acquired Intangible Assets
A summary of acquired intangible assets at June 30, 2010, is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Patented technology	$207	(3)
Amortization expense associated with intangible assets for the nine months ended June 30, 2010, was $3,000. The remaining net intangible assets of $204,000 are expected to be amortized over the next 13.3 years. Estimated amortization expense for intangible assets as of June 30, 2010, for the next five fiscal years is as follows (in thousands):

Amount
Year ending September 30:
2010	$4
2011	15
2012	15
2013	15
2014	15

$64

Note 5 — Stockholder Loan
The stockholder loans at June 30, 2010, and September 30, 2009, in the amounts of $865,000 and $1,515,000, respectively, consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable are non-collateralized and due on demand. However, the notes are subordinated to the senior, unsecured, convertible notes payable discussed below in Note 7. During the nine months ended June 30, 2010, $650,000 of principal was repaid to Mr. Libratore. As of June 30, 2010, the senior note holders have authorized the remaining balance of the stockholder loan to be repaid to Mr. Libratore in increments of $300,000 per quarter until the stockholder loan is paid in full. Interest expense related to the stockholder loan for the nine months ended June 30, 2010 and 2009 were $81,000, and $115,000, respectively.
Note 6 — Credit Line Facility
On September 4, 2009, the Company entered into a one-year Business Loan Agreement, Promissory Note and Assignment of Deposit (collectively, the “Credit Line Facility”) with a lender. Pursuant to the Credit Line Facility, the lender agreed to advance the Company a maximum of $500,000 secured by the Company’s $500,000 certificate of deposit held by the lender. Interest is payable on any advance under the Credit Line Facility at a rate of 1.000 percentage point under the corporate loan base rate index published by the Wall Street Journal, with a minimum interest rate of 4.750% per annum.

On November 2, 2009, the Company entered into a revised Credit Line Facility with the same lender discussed above. Under the revised loan agreement, the lender agreed to advance the Company a maximum of $1,000,000 secured by the Company’s existing $500,000 certificate of deposit held by the lender plus an additional $550,000 certificate of deposit to be held by the lender. The revised Credit Line Facility expires on September 8, 2010. All other terms of the September 4, 2009, Credit Line Facility remain unchanged.
As of June 30, 2010, the Company had an outstanding balance of $0 under the Credit Line Facility. Interest expense related to the credit line for the nine months ended June 30, 2010, was $18,000.
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
As of June 30, 2010, $711,000 of the notes has been converted into 1,422,000 shares of the Company’s common stock and $93,000 of the notes has been redeemed for cash.
Interest expense related to the April 2008 convertible notes was $22,000 and $65,000 for the nine months ended June 30, 2010 and 2009, respectively.
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
On May 11, 2010, the $3,500,000 note was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share.
Interest expense related to the May 2008 convertible note was $64,000 and $95,000 for the nine months ended June 30, 2010 and 2009, respectively.

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
Interest expense related to the October 2008 convertible note was $63,000 and $56,000 for the nine months ended June 30, 2010 and 2009, respectively.
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
Short-term convertible notes payable consist of the following as of June 30, 2010 (in thousands):

Oct ’08 Note
Notes Payable, face amount	$2,500

Discounts on Notes:
Valuation of Warrants	(86)
Intrinsic Value of Conversion Rights	(86)
Accumulated Amortization	146

Total Discounts	(26)
Accrued Interest	19

Convertible Notes Payable, net	$2,493

Short-term convertible notes payable consist of the following as of September 30, 2009 (in thousands):

	April ’08 Notes	May ’08 Note	Totals
Notes Payable, face amount	$601	$3,500	$4,101

Discounts on Notes:
Valuation of Warrants	(126)	(610)	(736)
Intrinsic Value of Conversion Rights	—	(303)	(303)
Accumulated Amortization	126	621	747

Total Discounts	—	(292)	(292)
Accrued Interest	40	44	84

Convertible Notes Payable, net	$641	$3,252	$3,893

Long-term Convertible notes payable consist of the following at September 30, 2009 (in thousands):

Oct ’08 Note
Notes Payable, face amount	$2,500
Discounts on Notes:
Valuation of Warrants	(86)
Intrinsic Value of Conversion Rights	(86)
Accumulated Amortization	82

Total Discounts	(90)
Accrued Interest	37

Convertible Notes Payable, net	$2,447

Note 8 — Capital Lease Obligations
Capital lease obligations include eleven capitalized leases with interest rates ranging from 8.4% to 28.4%. The combined monthly payments of principal and interest are $9,000. The amount of equipment and furniture capitalized under the capital leases was $289,000. Accumulated depreciation recorded for the equipment and furniture under capital leases as of June 30, 2010, is $194,000. The payment terms of the capital leases expire between August 2010 and May 2012.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2010 (in thousands):

Amount
Year ending September 30:
2010	$25
2011	62
2012	13

Total minimum lease payments	100
Less: Interest on capitalized lease obligations	(10)

Present value of capitalized lease obligations	90
Less: Current portion	(68)

Capitalized lease obligations, net of current portion	$22

Interest expense on capitalized leases was $16,000 and $22,000 for nine months ended June 30, 2010 and 2009, respectively.
Note 9 — Stockholders’ Equity
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
Warrants
The Company issued warrants to the stockholders of Liberator Medical Supply, Inc., to purchase 2,818,092 shares of the Company’s common stock in conjunction with the reverse merger in 2007. As of June 30, 2010, 1,026,000 of these warrants have expired and 1,422,875 of these warrants have been exercised. The weighted-average exercise price for the remaining 368,750 warrants as of June 30, 2010, is $0.87 per share. The expiration dates of the outstanding warrants are as follows:

Shares	Expiration Date
331,250	July 2010
12,500	August 2010
25,000	November 2010

From July 2007 to January 2008, in connection with sales of the Company’s common stock, the Company issued warrants to purchase an additional 686,667 shares of the Company’s common stock at a weighted-average exercise price of $1.40 per share. As of June 30, 2010, 113,250 of these warrants have been exercised. The weighted-average exercise price for the remaining 573,417 warrants as of June 30, 2010, is $1.47 per share. The expiration dates of the outstanding warrants are as follows:

Shares	Expiration Date
6,250	July 2010
139,875	August 2010
75,625	September 2010
169,167	October 2010
145,000	November 2010
31,250	December 2010
6,250	January 2011
In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants are still outstanding as of June 30, 2010, and expire in November 2012. The fair value of these warrants of $24,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	4.11%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the April 2008 Convertible Notes discussed above in Note 7, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of June 30, 2010, 30,000 of these warrants have been exercised. The remaining 850,000 warrants will expire as follows:

Shares	Expiration Date
263,000	February 2013
100,000	March 2013
487,000	April 2013
The fair value of these warrants of $126,000 and $7,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the convertible note payable issued in May 2008 and discussed above in Note 7, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. In October 2009, the placement agent exercised 350,000 warrants via a cashless exercise, in which the Company issued 192,873 shares of the Company’s common stock. The 4,375,000 warrants held by the note holder are still outstanding as of June 30, 2010, and expire in May 2013.
The fair value of these warrants of $610,000 and $49,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	3.24%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 7, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of June 30, 2010, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	35.19%
In connection with the sale of common stock on March 9, 2010, for gross proceeds of $7 million and discussed above, the Company issued warrants to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share to the placement agent. These warrants are still outstanding as of June 30, 2010, and expire in October 2015. The fair value of these warrants of $228,961 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	2.34%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	63.66%
A summary of warrants issued, exercised and expired during the nine months ended June 30, 2010, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at September 30, 2009	10,458,093	$1.07
Issued	233,333	2.50
Exercised	(1,906,125)	1.00
Expired	(826,467)	1.00

Balance at June 30, 2010	7,958,834	$1.13

Options
In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of June 30, 2010, a total of 3,921,009 options were outstanding.
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
On July 13, 2009, the Board of Directors of the Company approved an amendment to the 2007 Stock Plan to increase the number of shares authorized under the plan from 1,000,000 to 2,000,000 shares. The amendment was approved at the Company’s annual meeting on September 4, 2009.
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
On June 4, 2010, Morgan Duke was appointed to the Board of Directors of the Company. Mr. Duke’s appointment was made pursuant to the Purchase Agreement entered into by the Company on March 9, 2010, in association with the sale of common stock, discussed above, to a single institutional investor. As part of the compensation for Mr. Duke’s services as a director, the institutional investor was granted an option, vesting over two years, to purchase 50,000 shares of common stock at $1.55 per share.
The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended June 30, 2010 and 2009:

	2010	2009
Risk-free interest rate:	1.32%	1.82%
Expected term:	3 years	3 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	68.59%	36.05%
For the nine months ended June 30, 2010 and 2009, the Company recorded $188,000 and $58,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits. As of June 30, 2010, there is $331,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.9 years.
A summary of the stock options outstanding under the 2007 Stock Plan as of June 30, 2010, and activity for the nine months then ended is as follows:

		Weighted
		Avg.	Aggregate
		Exercise	Intrinsic
2007 Stock Plan:	Shares	Price	Value
Options outstanding at September 30, 2009	1,580,000	$0.81
Granted	200,000	2.00
Exercised	—	—
Expired or forfeited	—	—

Options outstanding at June 30, 2010	1,780,000	$0.95	$1,069,700

Options exercisable at June 30, 2010	900,000	$0.81	$635,000

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

As of June 30, 2010, 161,781 shares of the Company’s common stock have been purchased through the ESPP, using $73,000 of proceeds received from employee payroll deductions. For the nine months ended June 30, 2010, the Company received $102,000 through payroll deductions under the ESPP.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the nine months ended June 30, 2010, the Company recognized $92,000 of compensation expense related to the ESPP.
Note 10 — Diluted Earnings per Common Share
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income — basic	$798	$794	$1,908	$1,135
Effect of dilutive securities:
Convertible debt	30	19	126	—

Net income — diluted	$828	$813	$2,034	$1,135

Denominator:
Weighted average shares outstanding — basic	41,569	32,133	36,438	32,068
Effect of dilutive securities:
Stock options and warrants	7,765	3,922	8,371	3,922
Convertible debt	5,449	1,279	6,955	—

Weighted average shares outstanding — diluted	54,783	37,334	51,764	35,990

Earnings per share — basic	$0.02	$0.02	$0.05	$0.04
Earnings per share — diluted	$0.02	$0.02	$0.04	$0.03
The following tables summarize the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or the nine months ended June 30, 2010 and 2009 (in thousands):

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	200	960	200	960
Warrants	233	10,468	233	10,468
Convertible debt	—	7,708	—	8,911

Totals	433	19,136	433	20,339

Note 11 — Income Taxes
The Company had a total net income tax benefit for the nine months ended June 30, 2010, of $54,000. The Company did not incur federal regular income tax or alternative minimum tax liability due to the generation of a net operating tax loss for the period. The Company did record a current federal income tax benefit $32,000 to adjust for the prior year income tax return. The Company did not incur a state income tax expense for the nine months ended

June 30, 2010. In addition, the Company incurred a deferred tax benefit of $22,000 for the period. For the quarter ended June 30, 2010, the Company’s net deferred tax assets exceeded its net deferred tax liabilities and the Company recognized the corresponding deferred tax benefit.
As of June 30, 2010, the Company had net operating losses of approximately $5.3 million for federal income tax purposes and $5.0 million for Florida income tax purposes that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2029. Of the total federal and Florida net operating losses, $46,000 are subject to limitations under the provisions of Internal Revenue Code section 382 due to a prior year ownership change.
As of June 30, 2010, management determined a valuation allowance against the net deferred tax assets of $18,000. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.
Note 12 — Commitments
The Company leases property and telephone equipment under operating leases that expire at various times through November 2014. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of June 30, 2010, are as follows (in thousands):

Amount
Year ending September 30:
2010	$150
2011	676
2012	621
2013	271
2014	204

$1,922

Rent expense for the nine months ended June 30, 2010 and 2009, was $463,000 and $365,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below in Part II, Item 1A,”Risk Factors.” The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company, included in our Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Executive Summary
Our emphasis continues to be on top line sales growth while controlling our costs in order to sustain profitable growth. For the third quarter of fiscal year 2010, our sales increased by 53%, to $10.6 million, compared with the third quarter of fiscal year 2009. For the nine months ended June 30, 2010, our sales increased by 62%, to $29.4 million, compared with the nine months ended June 30, 2009.
We have been able to significantly grow our sales over the last three fiscal years through the downturn in the U.S. economy. Our growth has been driven by our direct response marketing campaign, primarily through television ads at remnant (discounted) rates. Based on information from our media buying agents, we believe that demand for television time slots within the direct response advertising market has increased over the last nine months, creating a more competitive environment within this medium. Although customer acquisition costs remain at acceptable levels, during the third quarter of fiscal year 2010 we increased our spending significantly in alternative media channels and plan to continue those efforts.
Over the last nine months, we have invested heavily in our infrastructure by adding both personnel and facilities, so that we continue to remain capable of supporting a much higher sales volume. We currently have approximately 50% of each of our facilities available for future growth. We have chosen to build our infrastructure ahead of our advertising spend, which helps us achieve compliance on many fronts and maintain the quality of our customer service. Our cost structure continues to remain flexible enough to adapt to changing market conditions. We can pulse our advertising spend and the expansion of our workforce relatively quickly based on the results of our marketing programs. While our sales have increased during the last nine months, we have been able to decrease our general and administrative costs as a percentage of sales.
We believe we are well positioned to continue to grow our sales and improve profitability over the long term.

Results of Operations
The following table summarizes the results of operations for the three and nine months ended June 30, 2010 and 2009, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2010		2009			2010	2009
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$10,619	100.0	$6,950	100.0	$29,428	100.0	$18,119	100.0
Cost of Sales	3,677	34.6	2,506	36.1	10,312	35.0	6,425	35.5

Gross Profit	6,942	65.4	4,444	63.9	19,116	65.0	11,694	64.5
Operating Expenses	6,000	56.5	3,372	48.5	16,655	56.6	9,750	53.8

Income from Operations	942	8.9	1,072	15.4	2,461	8.4	1,944	10.7
Other Income (Expense)	(142)	(1.3)	(264)	(3.8)	(607)	(2.1)	(795)	(4.4)

Income before Income Taxes	800	7.5	808	11.6	1,854	6.3	1,149	6.3
Income Tax Expense (Benefit)	2	0.0	14	0.2	(54)	(0.2)	14	0.1

Net Income	$798	7.5	$794	11.4	$1,908	6.5	$1,135	6.3

Revenues:
Sales for the three months ended June 30, 2010, increased by $3,669,000, or 52.8%, to $10,619,000, compared with sales of $6,950,000 for the three months ended June 30, 2009. The increase was due to a substantial direct response advertising campaign to obtain new mail order customers. Sales for the nine months ended June 30, 2010, increased by $11,309,000, or 62.4%, to $29,428,000, compared with sales of $18,119,000 for the nine months ended June 30, 2009, as a result of the direct response advertising campaign.
Gross Profit:
Gross profit for the three months ended June 30, 2010, increased by $2,498,000, or 56.2%, to $6,942,000, compared with gross profit of $4,444,000 for the three months ended June 30, 2009. Gross profit for the nine months ended June 30, 2010, increased by $7,422,000, or 63.5%, to $19,116,000, compared to $11,694,000 for the nine months ended June 30, 2009. The increase was attributed to our increased sales volume for the three and nine months ended June 30, 2010, compared to the three and nine months ended June 30, 2009. As a percentage of sales, the increases in gross profit for the three and nine months ended June 30, 2010 are primarily attributed to product mix and, to a lesser extent, a reduction in freight costs compared to the three and nine months ended June 30, 2009.
Operating Expenses:
The following table provides a breakdown of our operating expenses for the three and nine months ended June 30, 2010 and 2009, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$2,569	24.2	$1,518	21.8	$7,357	25.0	$3,857	21.3
Advertising	1,336	12.6	616	8.9	3,255	11.1	1,373	7.6
Bad debts	1,020	9.6	373	5.4	2,603	8.8	1,861	10.3
Depreciation and amortization	179	1.7	80	1.2	449	1.5	214	1.2
General and administration	896	8.4	785	11.3	2,991	10.2	2,445	13.5

Total Operating Expenses	$6,000	56.5	$3,372	48.5	$16,655	56.6	$9,750	53.8

Operating expenses for the three months ended June 30, 2010, were $6,000,000, or 56.5% of sales, compared with $3,372,000, or 48.5% of sales for the three months ended June 30, 2009. Operating expenses for the nine months ended June 30, 2010, were $16,655,000, or 56.6% of sales, compared with $9,750,000, or 53.8% of sales, for the nine months ended June 30, 2009. The increases in operating expenses are primarily attributed to increased spending levels for additional employees, advertising costs, rent, depreciation and other administration costs to support our current and future sales growth.
Other Income (Expense):
Other income (expense) is predominantly interest expense associated with our convertible debt, shareholder loans, and credit line facility. Interest expense decreased by $117,000 to $150,000 for the three months ended June 30, 2010, compared with $267,000 for the three months ended June 30, 2009. For the nine months ended June 30, 2010, interest expense decreased by $191,000 to $621,000, compared with $812,000 for the nine months ended June 30, 2009. The decreases are primarily attributed to a reduction in outstanding convertible notes payable and the associated interest expense.

Liquidity and Capital Resources
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended June 30, 2010 and 2009 (dollars in thousands):

	For the nine months ended
	June 30,
	2010	2009
Cash Flows:
Net cash (used in) provided by operating activities	$(2,355)	$699
Net cash used in investing activities	(2,085)	(369)
Net cash provided by financing activities	7,531	1,985

Net increase in cash	3,091	2,315
Cash at beginning of period	3,798	1,173

Cash at end of period	$6,889	$3,488

The Company had cash of $6,889,000 at June 30, 2010, compared to cash of $3,798,000 at September 30, 2009, an increase of $3,091,000. The increase in cash for the nine months ended June 30, 2010, is primarily attributed to the sale of common stock to a single institutional investor in March 2010 for gross proceeds of $7 million and proceeds from the exercise of warrants, partially offset by our direct response advertising costs, the build out of our new 24,000 square foot facility, payments on our outstanding shareholder loan, and an increase in the level of operating assets over operating liabilities, primarily accounts receivable.
As of June 30, 2010, our current assets of $22,167,000 exceeded our current liabilities of $9,898,000 by $12,269,000.
The current liabilities as of June 30, 2010, consist of an outstanding convertible note payable with a face amount of $2.5 million, which is convertible into shares of our common stock at a conversion price that is less than the current market price of our common stock. In addition, as of June 30, 2010, we had outstanding warrants to purchase 942,000 shares of our common stock at an average exercise price of $1.24 that expire during the next twelve months. Based on the exercise history over the last three quarters of fiscal year 2010, we expect a good portion of the warrant holders to exercise the “in-the-money” warrants before expiration.
There can be no assurance, of course, as to the amount or timing of the conversion of the remaining note payable and/or the proceeds from the exercise of the outstanding warrants. However, we believe that our existing cash and cash equivalents, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.
Operating Activities
Net cash used in operating activities increased to $2,355,000 during the nine months ended June 30, 2010, compared to net cash provided by operating activities of $699,000 during the nine months ended June 30, 2009. The increase is primarily the result of increased levels of direct response advertising costs, accounts receivable and inventory, partially offset by increases in net income, non-cash related expenses, and accounts payable.
Investing Activities
During the nine months ended June 30, 2010, we purchased $1,324,000 of property and equipment primarily related to the build out of our new 24,000 square foot facility, which we moved into in January 2010. In addition, we purchased a $550,000 certificate of deposit as additional security for a $1,000,000 credit line facility, see Note 6 of our unaudited condensed consolidated financial statements. The certificate matures in September 2010 and bears interest at a rate of 1.242% per year.
Financing Activities
During the nine months ended June 30, 2010, cash provided by financing activities was $7,531,000, which included net proceeds of $6,593,000 from the sale of common stock to a single institutional investor, $1,556,000 of proceeds from the exercise of warrants, and $102,000 of proceeds from our employee stock purchase plan, partially offset by payments of $711,000 to pay down a portion of our outstanding debt and capital lease obligations.
During the nine months ended June 30, 2009, cash provided by financing activities was $1,985,000, which was the result of a $2,500,000 convertible debt offering in October 2008, partially offset by $326,000 of debt issuance costs associated with the debt offering and payments of $148,000 to pay down a portion of our outstanding debt and capital lease obligations.

Outlook
The Company has experienced substantial growth over the past three years. We have built an infrastructure and implemented a business model that is capable of generating a substantially higher sales volume at reduced levels of incremental costs. In an effort to continue our growth, we have continued to invest in direct response advertising efforts to attract new customers, and we have expanded our infrastructure and work force to service our new and existing customers. The outlook for demand for our products is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to continue to increase due to our advertising and marketing programs and the retention of our existing customer base. The Company does not anticipate any major changes in Medicare reimbursement in 2010, nor in any other reimbursement programs available from other third-party payors.
Our plan for the next twelve months includes the following:
•	Continue our advertising and marketing efforts;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Continue to invest in the expansion of our infrastructure and workforce; and

•	Increase our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Completed the private placement of shares of our common stock to a single institutional investor for gross proceeds of $7.0 million;

•	Identified products and related target customers through extensive market research;

•	Expanded our advertising and marketing efforts on the Internet to reach qualified customers in an efficient and cost-effective manner;

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members, maximizing our revenue per employee;

•	Completed the build out of an additional 24,000 square foot facility to house our expanding workforce and support our continued growth;

•	Appointed three independent members and an investor to our Board of Directors;

•	Created a HIPPA compliant IT infrastructure and staff to accommodate additional growth in sales;

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adjust to changing market conditions; and

•	Tested our advertising methods and established methods of testing additional advertising methods to meet changing market conditions.
We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients

Contractual Obligations
A summary of our contractual obligations for convertible debt obligations, capital lease obligations, minimum lease payments under non-cancelable operating leases, and minimum purchase commitments as of June 30, 2010, is presented in the following table (dollars in thousands):

	Payments due by period
	Totals	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014
Convertible debt obligations (1)	$2,578	$37	$2,541	$—	$—	$—
Operating leases	1,922	150	676	621	271	204
Capital lease obligations	100	25	62	13	—	—
Purchase commitment (2)	460	30	120	120	120	70

Total contractual obligations	$5,060	$242	$3,399	$754	$391	274

(1)	The convertible debt obligation that is due in fiscal year 2011 is a $2,500,000 note payable that is convertible into shares of our common stock at a conversion price of $0.75 per share.

(2)	The purchase commitment consists of a long distance service agreement that requires us to purchase a minimum of $10,000 per month of long distance service through April 2014.
Off-Balance Sheet Arrangements
As of June 30, 2010, we had no off-balance sheet arrangements.
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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of June 30, 2010, the end of the period covered by this Report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Change in Internal Controls
During the nine months ended June 30, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended June 30, 2010, the Company issued 1,749,000 shares of common stock upon the exercise of outstanding warrants for gross proceeds of $1,556,000 and 1,203,000 shares of common stock upon the conversion of convertible notes payable. The securities were issued in reliance upon the exemptions from registration provided by Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933, as amended.
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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	August 16, 2010
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	August 16, 2010