Form 10-K
period 2010-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-01-13
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on March 31, 2010, was approximately $40,432,453.
The number of shares outstanding of the issuer’s Common Stock as of January 11, 2011, was 47,995,600.

LIBERATOR MEDICAL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS
Some of the information contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set out under “Risk Factors,” below, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.
The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
PART I
Item 1. Business
Background of the Company
Throughout this Report we use the terms “we,” “our Company,” and “us” to refer to Liberator Medical Holdings, Inc., and its wholly-owned consolidated subsidiaries, Liberator Medical Supply, Inc. (which is sometimes called “Liberator Medical”), Liberator Health and Education Services, Inc., formerly known as Liberator Services Corporation, Liberator Health and Wellness, Inc., and Practica Medical Manufacturing, Inc.
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
On June 22, 2007, we completed the acquisition of Liberator Medical, a durable medical equipment company located in Stuart, Florida. The acquisition was consummated pursuant to a merger agreement entered into on June 18, 2007, whereby we agreed to merge our newly-created, wholly-owned subsidiary, Cardiff Merger, Inc., a Florida corporation, with and into Liberator Medical, with Liberator Medical being the surviving entity as our wholly-owned subsidiary. As a condition of the merger, we issued approximately 25,447,956 shares of our common stock to the stockholders of Liberator Medical. We also issued to the then current holders of Liberator Medical options and warrants exercisable to purchase shares of the Company’s common stock on terms and conditions equivalent to the existing terms and conditions of the respective Liberator Medical options and warrants. Also, we appointed Liberator Medical’s President and Chief Executive Officer, Mark A. Libratore, to our board of directors and appointed him our President and Chief Executive Officer. For additional information concerning the combination of our Company with Liberator Medical, see the Company’s Current Report on Form 8-K filed on June 29, 2007, with the Securities and Exchange Commission.
Liberator Medical was incorporated in the State of Florida in July 1999. It is a provider of direct-to-consumer durable medical supplies, primarily to seniors. The majority of Liberator Medical’s revenue is derived from four product lines; diabetes, urological, ostomy, and mastectomy. Liberator Medical provides a simple and reliable way for its patients to obtain supplies. Its employees communicate directly with its patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis and bills Medicare and third-party insurers on behalf of its patients. Liberator Medical markets its products directly to consumers, primarily through targeted media, direct-response television, print, and Internet advertising, throughout the United States. Its customer service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. Liberator Medical’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.
Market
National healthcare spending is expected to nearly double to $4.6 trillion by 2019, up from $2.3 trillion in 2008, according to the Centers for Medicare and Medicaid Services (CMS). As the baby boomer population ages, the already flourishing medical supply industry is poised to experience a 20-year explosion in growth.
We are a quasi-medical distributor providing home health care services. According to HME News, the home health care market is a highly fragmented industry of over 100,000 companies, with about 50 companies having annual sales in excess of $10 million.
According to the U.S. Department of Health and Human Services, Medicare and Medicaid have combined annual payments of $775 billion.
The Company targets Medicare-eligible seniors with chronic illness. First Research estimates the number of Americans over 65 will almost double from 34 million to 62 million between 2000 and 2025. The research firm Rand estimates the number of Americans with two or more chronic conditions will increase from 60 to 81 million between the years 2000 and 2020. Current out-of-pocket spending for Americans age 65 and over with two chronic conditions is approximately $750 per year. The number of Medicare beneficiaries is expected to nearly double to 77 million by 2030 from 40 million in 2000, according to the Centers for Medicare and Medicaid Services.
According to the 2009 BCC Research report, the urological market size is approximately $4.4 billion and expected to increase to $13.2 billion in 2014.
According to the 2010 BCC Research report, the diabetes market size is approximately $38 billion and expected to increase to $51.2 billion in 2015. Below is an analysis of the Company’s addressable market for targeted disease segments as well as a description of each opportunity.

Target Market	Diagnosed	Undiagnosed	Current Market Size
Urological	Not Available	Not Available	$4.4 billion*
Diabetes	>18 million	>6 million	$38 billion **
Mastectomy	>3.2 million	Not Available	$1.1 billion ***
Ostomy	> 600,000	Not Available	$1.2 billion ***

Total	>21.8 million	>6 million	$44.7 billion

*	BCC Research, 2009

**	BCC Research, 2010

***	Center for Disease Control 2005
Sales and Marketing
The Company focuses on making the buying process easy and convenient. Customers can purchase by phone, mail, or over the Internet. This produces an annuity-like revenue stream with a high return on advertising dollars. Our growth will depend upon the success of our advertising campaigns. Management believes that it has developed a method of capturing initial and recurring sales through use of local, regional and national ad placement.

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
Competitive Analysis
Urological
Over the last three years, the Company has entered into the urological field and has demonstrated significant growth in sales of urological catheters, condom catheters, indwelling catheters, urine collection devices and various related accessories. As the population continues to age, this category is expected to grow considerably. Competition consists primarily of specialty drug stores, 180 Medical, Inc., Byrams Healthcare, Edgepark, United Ostomy, and many small independent dealers and stores.
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
Mastectomy
Competition in this area is limited mostly to small specialty shops. Most small boutiques require the customer to walk in and discuss this sensitive matter with a stranger. For many, this may be inconvenient or an unacceptable option. Instead, our approach provides the level of privacy many customers need and want. In addition, many small boutiques have chosen to exit the Medicare market due to increased regulation and bonding requirements, which provides us with additional opportunities to gain customers.
Ostomy
Currently there are three major national companies in ostomy; Edgepark, Liberty and United Ostomy. Although there are many small companies as well, we have shown significant growth, primarily due to the Company accepting Medicare in instances where other companies have refused assignment. We also provide personal service, which we believe promotes customer loyalty.
Litigation
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

Technology Systems
Excellent customer service and timely and accurate billing to Medicare are central to our success. As a result, the Company utilizes one of the health care industry’s most popular, fully HIPAA compliant and user-friendly billing systems. In addition to electronic-billing to all four Medicare Regional Part B regional centers, it also generates billing to over 5,000 insurance companies nationwide. Medicare reimbursement and code requirements are kept current and posting of accounts receivable is done automatically from information downloaded from Medicare. Liberator Medical has written customized software integrated with the Enterprise version of Goldmine to handle contact management, generate customized forms and mailings, and facilitate rapid intake of new customers following a carefully conceived intake protocol which captures and preserves essential customer data.
For communications systems, we utilize a pair of Mitel 3300’s in a cluster, which are capable of handling hundreds of phones and are easily operated in a Web-based user interface. This system has the capacity to interface with our contact management systems, provide pop-up screens, and provide various other vital information that management uses to operate the business effectively.
Our computer systems operate on multiple HP Proliant servers with redundant power supplies and up to 4 TB of storage capacity. We use various Microsoft operating systems (Windows 2003, Windows 2008 and Win XP Professional) and various third-party licensed Microsoft Windows-friendly applications including Fastrack for customer ordering and electronic order submissions, Goldmine for pre-customer sales lead and customer CRM, Medforce Scan for digital document imaging, SQL Server 2005 and 2008 for database management and Process Shipper (unified shipping program) for shipment processing and tracking.
We subcontract the hosting and maintenance of the www.liberatormedical.com web site. Credit card information is processed using industry-standard secure 128-bit SSL (secure-sockets-layer) web sessions and credit card information is never stored in the associated Liberator SQL backend database to reduce liability risks.
Employees
As of September 30, 2010, we had 214 employees. None of our employees are members of any union or covered by collective bargaining agreements. We believe that the relations between our management and employees are good.
Item 1A. Risk Factors
Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:
Risks Relating to Our Business
•	The Company has aggressive marketing plans that require the Company to spend substantial sums of its cash. The Company may need additional capital to continue its business plan. In addition, the Company may not accurately predict the amount of capital necessary to fund its existing and future operations, which requirement may exceed the Company’s estimates. The inability to secure additional financing may adversely affect the Company’s ability to grow.

•	We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement or directs Medicare consumers to other companies through the process of competitive bidding, governmental contracts or any kind of nationwide managed care or governmental program.

•	Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration (“FDA”). These agencies conduct audits and periodic investigations of most companies billing Medicare. Negative findings or results of audits are subject to appeals and judicial review and are often overturned at various levels. There is always the possibility that the Company could be the subject of any audit or investigation as it performs a substantial amount of Medicare billing each year. The Company is regularly audited by all four regional Medicare carriers and has on some occasions had to reimburse claims previously paid. This type of reimbursement is common to all Medicare participants. Medicare audits or investigations could possibly lead to recoupment of monies paid to the Company, fines, off-sets on future payments and even loss of Medicare billing privileges. Since its inception, the Company has had no fines or penalties but the Company has been audited by all four regional Medicare carriers and from time-to-time been asked to repay amounts on claims previously paid for various reasons such as billing errors, lack of medical records in physician offices, insufficient patient diagnoses, returns, patients having similar equipment, patient not seen by physician recently enough, and lack of adequate medical necessity. Although the Company has set aside reserves for these repayments, demands for repayment could exceed Company reserves and the Company could be unable to pay them, which would adversely affect the Company.

•	A significant portion of the Company’s revenues are generated from the sale of urological products. As a result, changes in the external environment, including regulatory changes, could be detrimental depending on market conditions.

•	We believe that we are able to control our level of expansion as well as the costs associated with the rapid growth which the Company presently plans. However, we cannot be sure that our existing staffing levels will be sufficient if we expand as rapidly as we currently believe. Further, (i) any expansion will create significant demands on our administrative, operational and financial personnel and other resources; (ii) additional expansion in existing or new markets could strain these resources and increase our need for capital; and (iii) our personnel, systems, procedures, controls and existing space may not be adequate to support substantial expansion.

•	Our ability to operate at a profit is highly dependent on recurring orders from customers, as to which there is no assurance. We generally incur losses and negative cash flow with respect to the first order from a new customer for chronic care products, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these product lines depends, in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

•	We could be liable for harm caused by products that we sell. The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. While management believes that our insurance provides adequate coverage, no assurance can be made that adequate coverage will exist for these claims.

•	We could lose customers and revenues to new or existing competitors who have greater financial or operating resources.

•	Competition from our competitors is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known brand names and substantial resources. These companies may develop products and services that are more effective or cost efficient. They may also promote and market these products more successfully than we promote and market our products.

•	Many of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.

•	Our future results may vary significantly depending on a number of factors, including:
—	changes in reimbursement guidelines and amounts;

—	changes in regulations affecting the healthcare industry;

—	changes in the mix or cost of our products;

—	the timing of customer orders;

—	the timing and cost of our advertising campaigns; and

—	the timing of the introduction or acceptance of new products and services offered by us or our competitors.
•	We regularly review potential acquisitions of businesses and products. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:
—	diversion of the attention of senior management from important business matters;

—	difficulty in retaining key personnel of an acquired business;

—	failure to assimilate operations of an acquired business;

—	failure to retain the customers of an acquired business;

—	possible operating losses and expenses of an acquired business;

—	exposure to legal claims for activities of an acquired business prior to acquisition; and

—	incurrence of debt and related interest expense.
•	The success of the Company will largely be dependent on Mark Libratore, the Company’s founder and our President and Chief Executive Officer, who is responsible for the day-to-day management of the business. Loss of Mr. Libratore’s services, either through retirement, incapacity or death, may have a material adverse effect on the Company. The Company has $4,000,000 of key man insurance on Mr. Libratore’s life, with the Company as the beneficiary of $3,000,000 and his wife, Cynthia Libratore, the beneficiary of $1,000,000.

•	As of December 31, 2010, Mark Libratore, our President and Chief Executive Officer, held approximately 32.6% of our outstanding common stock, excluding options to purchase up to 4,111,009 shares of our common stock. As a result, Mr. Libratore has the ability to exercise substantial control over all corporate actions requiring shareholder approval, including the following actions:
—	the election of directors;

—	the adoption of stock option plans;

—	the amendment of charter documents; or

—	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.
Risks Relating to Ownership of Our Common Stock
•	Even though we expect our common stock to continue to be quoted on the OTC Bulletin Board, we cannot predict the changes in the trading market for our common stock, including changes in liquidity. Because only a small percentage of our outstanding shares are freely traded in the public market, the price of our shares could be volatile and liquidation of an investor’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.

•	We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

•	Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.

•	Our bylaws contain provisions which could make it more difficult for a third party to acquire us without the consent of our board of directors. Our bylaws impose restrictions on the persons who may call special shareholder meetings. Furthermore, the Nevada Revised Statutes contain an affiliated transaction provision that prohibits a publicly-held Nevada corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an “interested stockholder” unless, among others, (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder or (ii) the transaction is approved by the holders of a majority of the corporation’s voting shares other than those owned by the interested shareholder. An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation’s outstanding voting shares. This provision may have the effect of delaying or preventing a change of control of our company even if this change of control would benefit our shareholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2010, Liberator Medical rents 39,740 square feet of space at its headquarters in Stuart, Florida, at a monthly base rental of $34,122. Our lease expires on July 31, 2012. Of that space, approximately 21,140 square feet house our administrative offices and approximately 18,600 square feet is used for our warehouse, shipping, and storage functions.
In addition, Liberator Medical rents an additional 24,000 square feet of space in Stuart, Florida at a monthly base rental of $8,500. This facility houses our call center and certain administrative functions.
We believe that our existing facilities are suitable as office, shipping and warehouse space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is quoted on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “LBMH.OB.” The following table reflects the range of the high and low sales prices per share of the Company’s common stock for each quarterly period within fiscal years 2010 and 2009:

	Stock Price
	High	Low
Quarter Ended:
December 31, 2008	$.80	$.37
March 31, 2009	$.64	$.31
June 30, 2009	$.70	$.33
September 30, 2009	$1.49	$.49
December 31, 2009	$2.47	$1.40
March 31, 2010	$2.44	$1.74
June 30, 2010	$2.25	$1.41
September 30, 2010	$1.68	$1.15
Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company’s securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.
The Company understands that several member firms of the NASD are currently acting as market makers for the Company’s common stock. However, the trading volume for the Company’s common stock is still relatively limited. There is no assurance that an active trading market will continue to provide adequate liquidity for the Company’s existing shareholders or for persons who may acquire the Company’s common stock in the future.
As of November 30, 2010, the Company had approximately 1,385 shareholders of record of the Company’s common stock. However, a significant number of shares of the Company’s common stock are held in “street name” by brokers on behalf of shareholders and are therefore held by many beneficial owners.
As of September 30, 2010, there were 44,706,566 shares of the Company’s common stock issued and 44,616,966 shares outstanding. Of those shares, 30,888,601 shares were “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended.
On November 15, 2007, the SEC adopted changes to Rule 144 which took effect on February 15, 2008. Rule 144, as amended, provides that a person who is not affiliated with our Company who holds restricted securities for six months may sell such shares without restriction, provided, for a period ending twelve months after the securities acquisition date, we are current in our SEC filings. A person who is affiliated with our Company and who has held restricted securities for six months will be able to sell such shares in brokerage transactions subject to limitations, including limitations on sales based on the number of our shares outstanding, our trading volume, current public information, and certain other conditions. Such sales could have a depressive effect on the price of our common stock in the open market.
The Company has not declared any cash dividends on its Common Stock in the last thirty years and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.
Stock Repurchase Program
Under a stock repurchase program approved by our Board of Directors in December 2008, we were authorized to repurchase up to $500,000 of our Common Stock through December 2009. The authorization enabled the Company to purchase shares through open market transactions at management’s discretion. At the expiration of the stock repurchase program in December 2009, the Company had purchased 89,600 shares at a cost of $49,634. As of September 30, 2010, no additional shares have been authorized to be repurchased.
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
Company Overview
We are a leading national direct-to-consumer provider of quality medical supplies to Medicare-eligible seniors. Liberator Medical Supply, Inc. (“LMS”), a wholly-owned subsidiary of the Company, is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits. An Exemplary Provider™ accredited by The Compliance Team, our Company’s unique combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator is recognized for offering a simple, reliable way to purchase medical supplies needed on a regular, ongoing, repeat-order basis, with the convenience of direct billing to Medicare and private insurance. Liberator’s revenue primarily comes from supplying products to meet the rapidly growing requirements of general medical supplies, primarily diabetes supplies, catheters, ostomy supplies and mastectomy fashions. Customers may purchase by phone, mail or internet, with repeat orders confirmed with the customer and shipped when needed.
We market our products directly to consumers primarily through targeted media and direct response television advertising. Our customer service representatives are specifically trained to communicate with Medicare-eligible beneficiaries. Our operating platforms enable us to collect and process required documents from physicians and customers, bill and collect amounts due from Medicare and/or other government agencies and/or third party payers and/or customers.
Results of Operations
The following table summarizes the results of operations for the fiscal years ended September 30, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	%	Amount	%
Sales	$40,919	100.0	$25,818	100.0
Cost of Sales	14,349	35.1	9,050	35.1

Gross Profit	26,570	64.9	16,768	64.9
Operating Expenses	21,945	53.6	13,479	52.2

Income from Operations	4,625	11.3	3,289	12.7
Other Income (Expense)	(1,927)	(4.7)	(1,035)	(4.0)

Income Before Income Taxes	2,698	6.6	2,254	8.7
Income Tax Expense	98	0.2	32	0.1

Net Income	$2,600	6.4	$2,222	8.6

Revenues
Sales for fiscal year 2010 increased by $15,101,000, or 58.5%, to $40,919,000, compared with fiscal year 2009. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to obtain new customers and our dedication to customer service to retain our recurring customer base. Our direct response advertising expenditures for fiscal year 2010 increased by $6,617,000, or 157.9%, to $10,808,000, compared with fiscal year 2009.
Gross Profit
Gross profit for fiscal year 2010 increased by $9,802,000, or 58.5%, to $26,570,000, compared with fiscal year 2009. The increase was attributed to our increased sales volume for fiscal year 2010 compared to fiscal year 2009. As a percentage of net sales, gross profit for fiscal year 2010 remained consistent with results from fiscal year 2009. During fiscal year 2010, we did not experience significant changes in our costs for supplies from our vendors.
Operating Expenses
The following table provides a breakdown of our operating expenses for the fiscal years ended September 30, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$9,973	24.4	$5,406	20.9
Advertising	4,629	11.3	2,042	7.9
Bad debts	2,653	6.5	2,488	9.6
Depreciation	593	1.4	306	1.2
General and administration	4,097	10.0	3,237	12.5

Total Operating Expenses	$21,945	53.6	$13,479	52.2
Payroll, taxes and benefits increased by $4,567,000, or 84.5%, to $9,973,000 for fiscal year 2010 compared to fiscal year 2009. The increase is primarily attributed to an increase in the number of employees during fiscal years 2010 to support our increased sales volume. We have chosen to invest in recruiting, hiring, and training additional staff ahead of our advertising schedule, which helps us achieve compliance on many fronts and maintain the quality of our customer service. During fiscal year 2010, we added seventy-five employees. Of these additional employees, we added several key management positions to focus on new product opportunities, increased sales within our existing product lines, additional distribution channels within the insurance industry, and improved productivity within our operations, lead management, and accounting groups. As of September 30, 2010, we had 214 active employees compared to 139 at September 30, 2009.
Advertising expenses increased by $2,587,000, or 126.7%, to $4,629,000 for fiscal year 2010 compared to fiscal year 2009. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The rest of our advertising expenses are for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the fiscal years ended September 30, 2010 and 2009 (dollars in thousands):

	2010	2009
Advertising Expenses:
Amortization of direct-response costs	$4,557	$1,866
Other advertising expenses	72	176

Total Advertising Expenses	$4,629	$2,042
As of September 30, 2010, we have $10,006,000 of deferred advertising costs that will be expensed over a period between four and six years based on probable future net revenues updated at each reporting period and expected to result directly from such advertising.
Bad debt expenses increased by $165,000, or 6.6%, to $2,653,000 for fiscal year 2010 compared to fiscal year 2009. The increases in bad debt expenses are due primarily to our increased sales levels. As a percentage of sales, bad debt expenses have decreased from 9.6% for fiscal year 2009 to 6.5% for fiscal year 2010 as a result of additional staff and training in our collection process, which involves the submission of claims to multiple layers of payers, such as Medicare, Medicaid, private insurance companies, and our patients.
Depreciation expense increased by $287,000, or 93.8%, to $593,000 for fiscal year 2010 compared to fiscal year 2009. The increase in depreciation expense is primarily attributed to the build out of an additional 24,000 square foot facility during fiscal year 2010 to house our expanding workforce and provide the capacity necessary to support our future sales growth. Purchases of property and equipment totaled $1,421,000 and $441,000 during fiscal years 2010 and 2009, respectively.
General and administrative expenses increased by $860,000, or 26.6%, to $4,097,000 for fiscal year 2010 compared to fiscal year 2009. The increases are due to the additional costs, such as rent, telephone, insurance, compensation for the board of directors, utilities, and other administrative type expenses, required to support the growth of our business. As a percentage of sales, general and administrative expenses have decreased from 12.5% for fiscal year 2009 to 10.0% for fiscal year 2010.
Income from Operations
Income from operations for fiscal year 2010 increased by $1,336,000 to $4,625,000, compared to fiscal year 2009. The increase in operating income is attributed to our increased sales volumes. As a percentage of sales, operating income decreased by 1.4% to 11.3% of sales for fiscal year 2010 compared fiscal year 2009. The decrease in operating margins is primarily attributed to our increased investment in payroll and advertising costs, partially offset by improvements in bad debt and general and administrative costs, as a percentage of sales.
Other Income (Expense)
The following table shows a breakdown of other income (expense) for the fiscal years ended September 30, 2010 and 2009 (dollars in thousands):

	2010	2009
Other Income (Expense):
Interest Expense	$(1,256)	$(1,054)
Change in fair value of derivative liabilities	(691)	—
Loss on sale of assets	(2)	—
Interest income	22	19

Total Other Income (Expense)	$(1,927)	$(1,035)
Other income (expense) is predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for fiscal years 2010 and 2009, respectively, totaled $1,693,000 and $701,000.
Interest expense increased by $202,000 to $1,256,000 for fiscal year 2010 compared to fiscal year 2009. As a result of accounting guidance that became effective for us on October 1, 2009, we are required to bifurcate and separately account for embedded anti-dilution provisions contained in certain convertible notes issued in May and October 2008 as derivative liabilities. Accordingly, on October 1, 2009, we recorded a cumulative effect adjustment that increased the value of the discounts on our convertible debt issued in May and October 2008, which resulted in an additional $579,000 of non-cash interest expense during fiscal year 2010. This increase in interest expense was partially offset by a reduction in interest expense due to reduced levels of debt during fiscal year 2010 as a result of the conversion of $4,100,000 of notes into shares of our common stock and $950,000 of principal payments towards shareholder loans.
In addition to the cumulative effect adjustment recorded on October 1, 2009, we are required to adjust the embedded derivative liabilities to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings. The changes in fair value of the derivative liabilities at each interim period are very sensitive to changes in the market price for our common stock. When the market price of our common stock increases, the fair value of the embedded derivatives increases, resulting in additional non-cash charges to our earnings. Conversely, when the market price for our common stock declines, the fair value of the embedded derivatives decreases, resulting in non-cash benefits to our earnings. The following table illustrates the changes in the market price of our common stock and the changes in fair value of the derivative liabilities recorded in fiscal year 2010 (dollars in thousands, except per share amounts):

		Change in
	Closing	Fair Value of
	Market	Derivative
	Price of	Liabilities
	Common	Income /
	Stock	(Expense)
Interim period ending:
September 30, 2009, Q4 2009	$1.45	$ n/a
December 31, 2009, Q1 2010	2.18	(5,099)
March 31, 2010, Q2 2010	2.20	(59)
June 30, 2010, Q3 2010	1.49	3,698
September 30, 2010, Q4 2010	1.26	769

Total Change in FV of Derivative Liabilities		$(691)

On May 11, 2010, the $3.5 million convertible note issued in May 2008 was converted into shares of our common stock at a conversion price of $0.80 per share. As a result of the conversion, $4,812,500 was transferred from derivative liabilities into additional paid in capital. As of September 30, 2010, derivatives liabilities had a remaining balance of $1,698,000, which is related to the embedded derivative contained in the $2.5 million convertible note due October 17, 2010.
On October 15, 2010, the $2.5 million convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion on October 15, 2010, $902,000 will be recorded as an additional non-cash charge to earnings for the first quarter of fiscal year 2011. As a result of the conversion, the balance of the derivative liabilities will be transferred into additional paid in capital, eliminating any additional exposure to changes in fair value of the derivative liabilities associated with the convertible debt since the financial instruments containing the embedded derivatives have been converted into shares of our common stock.
Liquidity and Capital Resources
The following table summarizes the cash flows for the fiscal years ended September 30, 2010 and 2009 (dollars in thousands):

	2010	2009
Cash Flows:
Net cash provided by (used in) operating activities	$(2,336)	$1,712
Net cash used in investing activities	(1,307)	(941)
Net cash provided by financing activities	7,273	1,854

Net increase in cash	3,630	2,625
Cash at beginning of period	3,798	1,173

Cash at end of period	$7,428	$3,798

The Company had cash of $7,428,000 at September 30, 2010, compared to $3,798,000 at September 30, 2009, an increase of $3,630,000. This increase in cash during fiscal year 2010 is primarily due to net proceeds of $6,593,000 from the sale of common stock in March 2010, proceeds of $1,592,000 from the exercise of warrants during fiscal year 2010, and net proceeds of $500,000 from the sale of certificates of deposit, partially offset by $2,336,000 of cash used for operations, $1,812,000 for purchases of property and equipment and other investing activities, and payments of $1,031,000 on our debt obligations.

Operating Activities
During fiscal year 2010, cash used in operating activities was $2,336,000, which was the result of net income of $2,600,000 plus non-cash charges of $10,486,000 less changes in operating assets and liabilities of $15,422,000. The non-cash charges consist primarily of $4,557,000 for amortization of deferred advertising costs, $2,653,000 for bad debt expense, $691,000 for the change in fair value of derivative liabilities, $593,000 for depreciation, $443,000 for increase in reserve for returns and adjustments, $1,003,000 for non-cash interest expense related to convertible notes payable, $388,000 for equity based compensation associated with employee and director stock options, and $130,000 for deferred income taxes. The changes in operating assets and liabilities during fiscal year 2010 primarily consist of an increase of $10,808,000 for deferred advertising expenditures related to our direct response advertising efforts and increases for accounts receivable of $5,988,000 and inventory of $692,000 as a result of our increased sales, partially offset by an increase in accounts payable of $1,736,000 due to increased purchases and improved vendor payment terms for our higher volume items, a decrease in deferred loan costs of $321,000 related to our convertible debt offerings, and an increase in accrued expenses of $266,000 primarily related to accrued payroll as a result of our higher employee headcounts.
During fiscal year 2009, cash provided by operating activities was $1,712,000, which was the result of net income of $2,222,000 plus non-cash charges of $5,878,000 less changes in operating assets and liabilities of $6,388,000. The non-cash charges consist primarily of $2,488,000 for bad debt expense, $1,866,000 for amortization of deferred advertising costs, $701,000 for non-cash interest expense related to convertible notes payable, $420,000 for equity based compensation associated with common stock issued for professional services and employee stock options, and depreciation of $306,000. The changes in operating assets and liabilities during fiscal year 2009 primarily consist of an increase of $4,191,000 for deferred advertising expenditures related to our direct-response advertising efforts and an increase of accounts receivable of $3,933,000 as a result of our increased sales, partially offset by an increase in accounts payable of $1,189,000 due to increased purchases and improved vendor payment terms for our higher volume items, a decrease in deferred loan costs of $446,000 related to our convertible debt offerings, and an increase in accrued expenses of $433,000 primarily related to accrued payroll as a result of our higher employee headcount and executive compensation.
Investing Activities
During fiscal year 2010, we purchased $1,812,000 of property and equipment and other investing activities, primarily as a result of the build out of an additional 24,000 square foot facility to house our expanding workforce and provide the capacity necessary to support our future sales growth. In addition, we purchased $562,000 of certificates of deposit as security for a $1,000,000 credit line discussed below in Note 6 of the consolidated financial statements. In September 2010, we received $1,062,000 from the sale of certificates of deposit held as security for the credit line when the credit line facility was not renewed.
During fiscal year 2009, we purchased $532,000 of capital equipment, primarily as a result of our growth during the fiscal year. $441,000 of the capital equipment was paid for with cash, and $91,000 was purchased through capital leases. The property and equipment consisted of leasehold improvements, computer equipment and software, warehouse equipment, and office furniture. In addition, we purchased a $500,000 certificate of deposit as security for a $500,000 credit line discussed below in Note 6 of the consolidated financial statements.
Financing Activities
During fiscal year 2010, cash provided by financing activities was $7,273,000, primarily as a result of the sale of common stock for net proceeds of $6,593,000 and the exercise of warrants for $1,592,000, partially offset by payments of $1,031,000 for debt and capital lease obligations.
During fiscal year 2009, cash provided by financing activities was $1,854,000, primarily as a result of a $2,500,000 convertible debt offering in October 2008, less $326,000 for debt issuance costs related to the convertible note and less $316,000 for payments of debt and capital lease obligations.

Outlook
The Company has experienced tremendous growth over the past three fiscal years despite the downturn in the U.S. economy. We have increased sales for ten consecutive quarters. Our growth has been driven by our direct response marketing campaign, primarily through television ads at remnant (discounted) rates. Based on information from our media buying agents, we believe that demand for television time slots within the direct response advertising market has increased over the last fiscal year, creating a more competitive environment within this medium. Although customer acquisition costs remain at acceptable levels, during fiscal year 2010 we increased our spending in alternative media channels and plan to continue those efforts into fiscal year 2011. In addition, we have invested heavily in our infrastructure by adding both personnel and facilities during fiscal year 2010, so that we continue to remain capable of supporting a much higher sales volume. We currently have approximately 50% of each of our facilities available for future growth. We have chosen to build our infrastructure ahead of our advertising spend, which helps us achieve compliance on many fronts and maintain the quality of our customer service. Our cost structure continues to remain flexible enough to adapt to changing market conditions. We can pulse our advertising spend and the expansion of our workforce relatively quickly based on the results of our marketing programs. We believe we are well positioned to continue to grow our sales and improve profitability over the long term.
We plan to continue our advertising efforts over the next twelve months to attract new customers and expand our operations to service our new and existing customers. The outlook for demand for our products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to increase significantly over the next twelve months due to our advertising and marketing programs. The Company does not anticipate any major changes, affecting the Company, in Medicare reimbursement in 2011, nor in any other reimbursement programs available from other third-party payers.
Due to our emphasis on sales growth through our direct-response advertising efforts, we may be required to raise additional cash, preferably through debt facilities versus the sale of additional equity, in order to maintain our current growth rates. As of September 30, 2010, we had $7.4 million of cash available to fund our operations. We believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable, and the sale of products will be sufficient to meet our cash requirements during the next twelve months.
Our current assets of $18,208,000 exceed our current liabilities of $9,828,000 by $8,380,000.
Our plan for the next twelve months includes the following:
•	Continue our advertising and marketing efforts;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Continue to invest in the expansion of our infrastructure; and

•	Increase our accounts receivable collection efforts.
In order to implement our current business model, we have completed the following:
•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both;

•	Expanded our Board of Directors to include five directors, four of whom are non-employee directors, and formed an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee;

•	Identified products and related target customers through extensive market research;

•	Established efficient and cost-effective methods to reach qualified customers;

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members, maximizing our revenue per employee;

•	Leased an additional 24,000 square foot facility to house our expanding workforce and support our continued growth. We completed the build out of this facility to house our call center and other administrative functions and moved into the new facility in January, 2010.

•	Created a HIPAA compliant IT infrastructure and staff to accommodate additional growth in sales;

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adapt to changing market conditions; and

•	Established methods of testing our current and new advertising methods to meet changing market conditions.
We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.
Off-Balance Sheet Arrangements
As of September 30, 2010, we had no material off-balance sheet arrangements.
Critical Accounting Policies, Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Accounts Receivable
Our accounts receivable are generally due from Medicare, Medicaid, private insurance companies, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple layers of payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active for up to 18 to 24 months from the initial billing date. In accordance with regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a manner consistent for all classes of payers.
Accounts receivable are reported net of allowances for sales returns and adjustments and uncollectible accounts. Sales returns and adjustments are recorded against revenues. Sales adjustments result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payer’s inability or refusal to pay.
The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s results of operations and cash flows.
Deferred Advertising
We capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, which patients have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future benefits expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized.
Direct-response advertising costs are accumulated into quarterly cost pools and amortized separately. The amortization is the amount computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct-response advertising cost pool. At each reporting period, the Company estimates future benefits for each cost pool for a period of no longer than four years. We have persuasive evidence that demonstrates future benefits are realized from our direct-response advertising efforts beyond four years. However, the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases. As a result, direct-response advertising costs are amortized over a period between four and six years based on probable future net revenues updated at each reporting period.
Stock-Based Compensation Expense
The Company estimates the fair values of share-based payments on the date of grant using a Black-Scholes option pricing model, which requires assumptions for the expected volatility of the share price of our common stock, the expected dividend yield, and a risk-free interest rate over the expected term of the stock-based award.
Since the Company’s common stock has only been trading publicly since July 2007 with relatively light volume, we do not have sufficient company specific information regarding the volatility of our share price on which to base an estimate of expected volatility. As a result, we use the historical volatilities of similar entities within our industry as the expected volatility of our share price.
The expected dividend yield is 0% as the Company has not paid any dividends on its common stock and does not anticipate it will pay any dividends in the foreseeable future.
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected term of the stock-based award.
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
Derivative Financial Instruments
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts, such as embedded conversion features on convertible debt instruments that are not afforded equity classification. These instruments are required to be carried as freestanding derivative instruments, at fair value, in our consolidated financial statements.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The changes in fair values at each reporting period, or interim period, are recorded as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.
We estimate fair values of derivative financial instruments using various techniques that are considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company files consolidated federal and state income tax returns.
Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Securities Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of September 30, 2010 due to material weaknesses identified as follows:
•	Assess and Identify the Impact of Recently Issued Accounting Pronouncements: The Company’s procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by the Company’s failure to timely identify the impact of ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions),“which became effective for the Company on October 1, 2009. The Company did not become aware of the new guidance until June 2010, and the impacts of the accounting guidance were not properly identified by the Company until December 2010. As a result, the Company determined that the previously issued interim financial statements for fiscal year 2010 should no longer be relied upon and plans to file restated interim financial statements for the interim periods.

•	Accounting for Derivative Financial Instruments: Management has identified a material weakness related to accounting for embedded derivatives included in certain convertible notes payable that were outstanding when ASC 815-40-15 became effective for the Company on October 1, 2009. When the Company first assessed the impacts of ASC 815-40-15, management erred in its conclusion that certain embedded derivatives met the scope exceptions of ASC 815-40-15 and did not require adjustments to its accounting. The Company lacked a technical review process which might have enabled the Company to identify the error and prevent a misstatement of the Company’s interim financial statements.

•	Accounting for Deferred Direct-Response Advertising Costs: Management has identified a material weakness related to the classification and measurement of our capitalized direct-response advertising costs due to the following:
—	The Company had not previously defined what constituted a “separate stand-alone cost pool” as defined by ASC 340-20-35-1.

—	The amortization of capitalized direct-response advertising costs was not calculated by taking the ratio of current period revenues over the total period revenues associated with each cost pool as required by ASC 340-20-35-3.

—	Prior to September 30, 2010, the Company had reflected both a current and long term portion of the assets on the consolidated balance sheet. In accordance with an SEC interpretation (SPCH.T.1995.22.Glynn), the SEC would object to the classification of any unamortized cost of advertising as a current asset. This resulted in the Company reclassifying the fiscal year 2009 comparative balance to conform to the current fiscal year classification.
In the fourth quarter of fiscal year 2010, management completed the above analysis as required, including defining a separate stand-alone cost pool. In addition, management determined that no restatements of prior period financial statements were required as a result of the above analysis.

•	Documentation of Accounting Review and Approval Process: In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2010, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.
The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and is not otherwise including in this Annual Report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.
Changes in Internal Controls
During fiscal year 2010 there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Audit Committee, and intends to implement improvements during the first half of fiscal year 2011 as follows:
•	Subscribe to an outside service that provides the Company’s Chief Financial Officer and Controller with timely guidance on Recently Issued Accounting Pronouncements. In addition, the Company intends to supplement its current interim and annual financial reporting processes with documentation of the Controller’s and Chief Financial Officer’s review and assessment of the timing and impacts, if any, that the new accounting pronouncements will have on the Company’s financial statements; and

•	Engage outside experts, as needed, to provide counsel and guidance on non-routine technical accounting issues that can be associated with future financial instruments. The Company has determined that it is not economically feasible for the Company to maintain the required expertise internally due to the limited number of complex transactions that the Company may undertake and the current size of the Company. As the Company continues to grow, management will continually re-assess its staffing levels, particularly within the accounting and finance areas, required to maintain effective internal controls over financial reporting.

•	Document all significant accounting policies and ensure that the accounting policies are in accordance with accounting principles generally accepted in the United States and that internal controls are designed effectively to ensure that the financial information is properly reported. Management will engage independent accounting specialists to ensure that there is an independent verification of the accounting positions taken.

•	In connection with the reported inadequate documented review and approval of certain aspects of the accounting process, management has plans to review the current review and approval processes and implement changes to ensure that all accounting reconciliations and journal entries are reviewed and approved on a timely basis and that this review is documented by a member of management separate from the preparer.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number	Description
21.1	Subsidiaries (1)

23.1	Consent of Crowe Horwath LLP. (1)

31.1	Section 302 Certificate of Chief Executive Officer (1)

31.2	Section 302 Certificate of Chief Financial Officer (1)

32.1	Section 906 Certificate of Chief Executive Officer (1)

32.2	Section 906 Certificate of Chief Financial Officer (1)

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.
By:	/s/ Mark A. Libratore
Mark A. Libratore
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Mark A. Libratore Mark A. Libratore	President, Chief Executive Officer and Director (principal executive officer)	January 13, 2011
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer (principal financial and accounting officer)	January 13, 2011
/s/ Jeannette Corbett Jeannette Corbett	Director	January 13, 2011
/s/ Robert Cuillo Robert Cuillo	Director	January 13, 2011
/s/ Morgan Duke Morgan Duke	Director	January 13, 2011
/s/ Tyler Wick Tyler Wick	Director	January 13, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberator Medical Holdings, Inc.
We have audited the accompanying consolidated balance sheet of Liberator Medical Holdings, Inc. as of September 30, 2010, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Liberator Medical Holdings, Inc. as of and for the year ended September 30, 2009 were audited by other auditors who have ceased operations, and who expressed an unqualified opinion on those financial statements in their report dated December 17, 2009.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010, and the results of its operations and its cash flows for the year ended September 30, 2010 in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP

Fort Lauderdale, Florida
January 13, 2011

Provided below is a copy of the accountant’s report issued by Berenfeld Spritzer Shechter & Sheer LLP (“Berenfeld”), our former independent public accountants, in connection with the filing of our Annual Report of Form 10-K for the year ended September 30, 2009. This audit report has not been reissued by Berenfeld in connection with the filing of this Annual Report on Form 10-K for the year ended September 30, 2010. We are unable to obtain a reissued accountant’s report from Berenfeld, and we will be unable to obtain future accountant’s reports from Berenfeld, because Berenfeld has discontinued its auditing practice and ceased operations. This means that we will also be unable to obtain consents to incorporate any financial statements audited by Berenfeld into registration statements that we may file or amend in the future. Accordingly, investors may not be able to bring an action against Berenfeld pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934 with respect to any such registration statements or with respect to this Annual Report and, therefore, any recovery from Berenfeld may be limited. The ability of investors to recover from Berenfeld may also be limited as a result of Berenfeld’s financial condition.
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
Certified Public Accountants
Fort Lauderdale, Florida
December 17, 2009

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2010 and 2009
(In thousands, except dollar per share amounts)

	2010	2009
Assets
Current Assets:
Cash	$7,428	$3,798
Restricted cash	—	500
Accounts receivable, net of allowance of $3,312 and $2,327, respectively	6,744	3,850
Inventory, net of allowance for obsolete inventory of $110 and $110, respectively	1,985	902
Deferred taxes, current portion	1,696	—
Prepaid and other current assets	355	483

Total Current Assets	18,208	9,533
Property and equipment, net of accumulated depreciation of $1,527 and $1,021, respectively	1,862	1,041
Deferred advertising	10,006	3,755
Other assets	139	130

Total Assets	$30,215	$14,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,826	$2,089
Accrued liabilities	1,077	716
Derivative liabilities	1,698	—
Stockholder loan	565	1,515
Convertible notes payable, net of unamortized discount of $21 and $292, respectively	2,516	3,893
Other current liabilities	146	140

Total Current Liabilities	9,828	8,353
Convertible notes payable, net of unamortized discount of $0 and $90, respectively	—	2,447
Deferred tax liability	1,826	—
Other long-term liabilities	145	235

Total Liabilities	11,799	11,035

Commitments and contingencies (see Note 11)

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 44,707 and 32,462 shares issued, respectively; 44,617 and 32,377 shares outstanding at September 30, 2010 and 2009, respectively	45	32
Additional paid-in capital	28,927	11,705
Accumulated deficit	(10,506)	(8,272)
Treasury stock, at cost; 89 and 85 shares at September 30, 2010 and 2009, respectively	(50)	(41)

Total Stockholders’ Equity	18,416	3,424

Total Liabilities and Stockholders’ Equity	$30,215	$14,459

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the fiscal years ended September 30, 2010 and 2009
(In thousands, except dollar per share amounts)

	2010	2009
Net Sales	$40,919	$25,818

Cost of Sales	14,349	9,050

Gross Profit	26,570	16,768

Operating Expenses
Payroll, taxes and benefits	9,973	5,406
Advertising	4,629	2,042
Bad debts	2,653	2,488
Depreciation	593	306
General and administrative	4,097	3,237

Total Operating Expenses	21,945	13,479

Income from Operations	4,625	3,289

Other Income (Expense)
Loss on sale of assets	(2)	—
Interest expense	(1,256)	(1,054)
Interest income	22	19
Change in fair value of derivative liabilities	(691)

Total Other Income (Expense)	(1,927)	(1,035)

Income before Income Taxes	2,698	2,254

Provision for Income Taxes	98	32

Net Income	$2,600	$2,222

Basic earnings per share:
Weighted average shares outstanding	38,493	32,128
Earnings per share	$0.07	$0.07

Diluted earnings per share:
Weighted average shares outstanding	52,595	43,620
Earnings per share	$0.05	$0.06
See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the fiscal years ended September 30, 2010 and 2009
(In thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at September 30, 2008	32,050	$32	$11,177	$(10,494)	$—	$715

Options issued to employees			105			105
Warrants issued with convertible debt			106			106
Intrinsic value of conversion rights issued with convertible debt			86			86
Common stock issued for interest on convertible debt	172	—	105			105
Common stock issued upon conversion of debt	170	—	85			85
Common stock issued for services	60	—	31			31
Common stock issued for exercise of warrants	10	—	10			10
Purchase common treasury stock	(85)				(41)	(41)
Net income				2,222		2,222

Balance at September 30, 2009	32,377	$32	$11,705	$(8,272)	$(41)	$3,424

Cumulative effect of change in accounting (see Note 6)			(390)	(4,834)		(5,224)
Options issued to employees and directors			365			365
Common stock issued for interest on convertible debt	19	—	45			45
Common stock issued upon conversion of debt	5,578	6	8,907			8,913
Common stock issued for employee stock purchase plan	192	—	117			117
Common stock issued for exercise of warrants	1,788	2	1,591			1,593
Common stock issued for cash	4,667	5	6,588			6,593
Purchase of common treasury stock	(4)				(9)	(9)
Deferred tax liability related to discounts on convertible notes payable			(1)			(1)
Net income				2,600		2,600

Balance at September 30, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2010 and 2009
(In thousands)

	2010	2009
Cash flow from operating activities:
Net Income	$2,600	$2,222

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,150	2,172
Equity based compensation	388	420
Provision for doubtful accounts and sales returns and adjustments	3,096	2,488
Non-cash interest related to convertible notes payable	1,003	701
Change in fair value of derivative liabilities	691	—
Deferred income taxes	130	—
Amortization of non-cash debt issuance costs	26	37
Reserve for inventory obsolescence	—	60
Loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(5,988)	(3,933)
Deferred advertising	(10,808)	(4,191)
Inventory	(692)	(176)
Prepaid expenses and other current assets	(235)	(97)
Other assets	305	424
Accounts payable	1,736	1,189
Accrued expenses	266	433
Other liabilities	(6)	(37)

Net Cash Flows Provided by (Used in) Operating Activities	(2,336)	1,712

Cash flows from investing activities
Purchase of property and equipment and other	(1,812)	(441)
Proceeds from the sale of assets	5	—
Purchase of certificates of deposit	(562)	(500)
Proceeds from the sale of certificates of deposit	1,062	—

Net Cash Flows Used in Investing Activities	(1,307)	(941)

Cash flows from financing activities
Proceeds from the sale of common stock	7,000	—
Costs associated with the sale of common stock	(407)	—
Proceeds from the exercise of warrants	1,592	10
Proceeds from issuance of convertible notes	—	2,500
Costs associated with the issuance of convertible notes	—	(326)
Proceeds from employee stock purchase plan	128	27
Purchase of treasury stock	(9)	(41)
Payments of debt and capital lease obligations	(1,031)	(316)

Net Cash Flows Provided by Financing Activities	7,273	1,854

Net increase in cash	3,630	2,625

Cash at beginning of period	3,798	1,173

Cash at end of period	$7,428	$3,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$337	$319
Cash paid for income taxes	13	21

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$91
Common stock issued for interest expense	45	105
Common stock issued for conversion of debt	8,913	85
See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2010
Note 1 — Description of Business
Liberator Medical Holdings, Inc. and subsidiaries (the “Company”) distributes direct-to-consumer durable medical supplies to customers in all fifty states within the United States. The Company’s revenue is primarily derived from four product lines; urological, diabetic, ostomy, and mastectomy supplies. We provide a simple and reliable way for patients to obtain supplies. Our employees communicate directly with the patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis. The Company bills Medicare and third-party insurers on behalf of its patients. The Company markets its products directly to consumers, primarily through targeted media, direct-response television, Internet, and print advertising to patients throughout the United States. Our patient service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. The Company’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.
Note 2 — Summary of Significant Accounting Policies
The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. A summary of the more significant policies is set forth below:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education Services, Inc., Liberator Health and Wellness, Inc., and Practica Medical Manufacturing, Inc., its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates include (i) the amounts for accounts receivable allowances for returns and contractual adjustments and doubtful accounts; (ii) the expected period and amounts of future benefits to be realized directly from deferred direct advertising costs; (iii) the fair values of derivative financial instruments and stock compensation expense; and (iv) valuation allowances for deferred income tax assets. Actual results could differ from management’s estimates.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented. The following reclassifications were made to the fiscal year 2009 financial statements to be consistent with the fiscal year 2010 financial statements presented:
•	On the Consolidated Balance Sheet as of September 30, 2009, $2,016,000 of Deferred Advertising was reclassified from Current Assets to Non-current Assets in order to be consistent with accounting guidance issued for deferred advertising costs being amortized over a period longer than twelve months; and

•	On the Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2009, $22,000 of Deposits was reclassified within the Changes in Operating Assets and Liabilities section from Prepaid Expenses and Other Current Assets to Other Assets. In addition, $446,000 of Debt Issuance Costs was reclassified to Other Assets within the Changes in Operating Assets section.

These reclassifications had no impact on previously reported total assets, stockholders’ equity, cash flows, or net income.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.
Restricted Cash
The Company purchased a $500,000 certificate of deposit in September 2009 and a $550,000 certificate of deposit in October 2009, which were pledged as security for the credit line facility described below in Note 7. In September 2010, the Company elected not to renew the credit line facility and when the certificates of deposit matured, the balance of the certificates of deposit, including accrued interest, were transferred into a non-restricted cash account.
Accounts Receivable
Accounts receivable are reported net of allowances for sales returns and contractual adjustments and uncollectible accounts. Sales returns and contractual adjustments are recorded against revenues. Contractual adjustments result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payer’s inability or refusal to pay.
The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s results of operations and cash flows. The Company does not accrue interest on its accounts receivable.
The bad debts written off against the allowance for uncollectible accounts for the years ended September 30, 2010 and 2009 were $2,110,000 and $1,216,000, respectively.
Inventories
Inventories are comprised of finished goods and are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Allowances for excess and obsolete inventory are recorded for inventory considered to be in excess or obsolete.
Deferred Advertising Costs
We capitalize and amortize direct-response advertising and related costs when we can demonstrate among other things that patients have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized.
Direct-response advertising costs are accumulated into quarterly cost pools and amortized separately. The amortization is the amount computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct-response advertising cost pool. At each reporting period, the Company estimates future benefits for each cost pool for a period of no longer than four years. We have persuasive evidence that demonstrates future benefits are realized from our direct-response advertising efforts beyond four years. However, the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases. As a result, direct-response advertising costs are amortized over a period between four and six years based on probable future net revenues updated at each reporting period.
A summary of deferred advertising costs for the fiscal years ending September 30, 2010 and 2009 is as follows (in thousands):

	2010	2009
Deferred Advertising Costs:
Beginning Balance, 10/1	$3,755	$1,430
Plus: Direct-response advertising spend	10,808	4,191
Less: Amortization of deferred advertising costs	(4,557)	(1,866)

Ending Balance, 9/30	$10,006	$3,755

A business change, including a change in reimbursement rates, that reduces or increases expected net cash flows or that shortens or lengthens the period over which such net cash flows are estimated to be realized could result in accelerated or reduced charges against our earnings.
Debt Issuance Costs
Costs associated with obtaining and closing loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and expensed over the term of the loan. Debt issuance costs of $0 and $345,000 were deferred during the years ended September 30, 2010 and 2009, respectively. Debt issuance costs amortized for the years ended September 30, 2010 and 2009 were $347,000 and $484,000, respectively.
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
Treasury Stock
Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Revenue Recognition
We recognize revenue related to product sales upon delivery to customers, provided that we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payers, and patients. For product shipments for which we have not yet received the required written documentation, revenue recognition is delayed until the period in which those documents are collected and verified. We record revenue at the amounts expected to be collected from government agencies, other third-party payers, and from patients directly. We record, if necessary, contractual adjustments equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients.

Revenue related to Medicare reimbursements is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.
Shipping and Handling Costs
Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the years ended September 30, 2010 and 2009, were $1,410,000 and $912,000, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.
Stock-Based Compensation
The Company estimates the fair values of share-based payments on the date of grant using a Black-Scholes option pricing model, which requires assumptions for the expected volatility of the share price of our common stock, the expected dividend yield, and a risk-free interest rate over the expected term of the stock-based award.
Since the Company’s common stock has only been trading publicly since July 2007 with relatively light volume, we do not have sufficient company specific information regarding the volatility of our share price on which to base an estimate of expected volatility. As a result, we use the historical volatilities of similar entities within our industry as the expected volatility of our share price.
The expected dividend yield is 0% as the Company has not paid any dividends on its common stock and does not anticipate it will pay any dividends in the foreseeable future.
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected term of the stock-based award.
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
Derivative Financial Instruments
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts with embedded conversion features on convertible debt instruments that must be separated from the host instrument and are not afforded equity classification. These instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.
Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as assets or liabilities. The changes in fair values at each reporting period, or interim period, are recorded as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

We estimate fair values of derivative financial instruments using various techniques that are considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels. The three levels of the fair value hierarchy are defined as follows:

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.

Level 3	—	Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.
The summary of fair values of financial instruments as of September 30, 2010 (dollars in thousands):

September 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative liabilities (See Note 6)	$1,698	$1,698	3	Monte Carlo Simulation model
The Company engaged an independent third party valuation expert to calculate the fair values of the embedded derivative liabilities. Please refer to Note 6 for disclosure of assumptions used to calculate the fair value of the derivative liabilities.
The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended September 30, 2010 (dollars in thousands):

2010
Beginning balance: Derivative liabilities	$—
Adoption of change in accounting principle	5,820
Total (gains) losses	691
Purchases, sales, issuances and settlements, net	(4,813)

Ending balance: Derivative liabilities	$1,698

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
Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.
Leases
In accordance with ASC Topic 840, Leases, the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. The Company records rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease. All leasehold incentives, rent holidays, and/or other incentives are factored into the calculation of the deferred rent liability in order to record rent expense on a straight-line basis over the initial term of the lease. Leasehold incentives are capitalized and depreciated over the initial term of the lease.
Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options, warrants, or convertible debt instruments were exercised or converted into common stock and were not anti-dilutive
Recently Adopted Accounting Pronouncements
On October 1, 2009, we adopted Accounting Standards Codification (“ASC”) 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions)” (“ASC 815-40-15”), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Upon adoption of ASC 815-40-15 on October 1, 2009, we reclassified $5,820,000 from stockholders’ equity to derivative liabilities. Additionally, the fair value of the derivative liabilities are adjusted to fair market value at the end of each reporting period (See Note 6 below).
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

NOTE 3 — Property and Equipment
A summary of property and equipment at September 30, 2010 and 2009 is as follows (in thousands):

	Estimated	September 30,	September 30,
	Life	2010	2009
Leased equipment	3 — 5 years	$582	$582
Transportation equipment	5 — 10 years	95	95
Warehouse equipment	5 — 10 years	84	56
Office furniture	5 — 10 years	484	150
Computer equipment	3 — 5 years	277	87
Telephone equipment	5 years	77	33
Rental equipment	10 years	18	18
Web Site	5 years	6	6
Server Software	3 years	233	130
Training guides	5 years	3	3
Leasehold improvements	Shorter of life of asset or lease	1,509	889
Signage	5 — 10 years	21	13

Total property and equipment		3,389	2,062
Less: accumulated depreciation		(1,527)	(1,021)

Property and equipment, net		$1,862	$1,041

The amounts charged to operations for depreciation and amortization for the years ended September 30, 2010 and 2009 were $593,000 and $306,000, respectively.
NOTE 4 — Stockholder Loans
The stockholder loans at September 30, 2010 and 2009, in the amounts of $565,000 and $1,515,000, respectively, consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable are non-collateralized and due on demand. However, the notes are subordinated to the senior, unsecured, convertible notes payable discussed below in Note 5. During the fiscal year ended September 30, 2010, $950,000 of principal was repaid to Mr. Libratore. As of September 30, 2010, the senior note holders have authorized the remaining balance of the stockholder loans are to be repaid to Mr. Libratore in increments of $300,000 per quarter until the stockholder loan is paid in full. Interest expense related to the stockholder loan for the fiscal years ended September 30, 2010 and 2009 were $93,000, and $150,000, respectively.
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
As of September 30, 2010, $711,000 of the notes has been converted into 1,422,000 shares of the Company’s common stock and $93,000 of the notes has been redeemed for cash.

Interest expense related to the April 2008 convertible notes was $22,000 and $83,000 for the fiscal years ended September 30, 2010 and 2009, respectively.
May 2008 Convertible Note
On May 22, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $3,500,000. The note is convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matured on May 22, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The Company has concluded that the adjustment feature for the conversion price of the note is not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability that requires bifurcation and separate accounting. The warrants have a term of 5 years and are exercisable for up to 4,375,000 shares of our common stock at an exercise price of $1.00 per share. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. The Company has concluded that the adjustment feature for the exercise price of the warrants is indexed to the Company’s own stock, and, accordingly, has classified the warrants as equity instruments. In addition, we issued a warrant to the placement agent exercisable for up to 350,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.
In May 2009, the Company entered into a Waiver Agreement with the note holder of the May 2008 convertible notes discussed above. As part of the Waiver Agreement, the note holder agreed to accept 104,137 shares of the Company’s common stock, with a fair market value of $68,000, in lieu of the Company’s obligation to pay cash in the amount of $52,000 for interest payment that was due May 15, 2009 under the original terms of the notes. As a result of this transaction, the Company incurred an additional $16,000 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the note are in all other respects unchanged.
On May 11, 2010, the $3,500,000 note was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share.
Interest expense related to the May 2008 convertible note was $64,000 and $121,000 for the fiscal years ended September 30, 2010 and 2009, respectively.
October 2008 Convertible Note
On October 17, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $2,500,000. The note is convertible into shares of our common stock at an initial conversion price of $0.75 per share, subject to adjustment, and matures on October 17, 2010. The note is a senior unsecured obligation of ours and accrues interest at the rate of 3% per annum, paid semi-annually on each October 15 and April 15. The note is unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note will be reduced if, among other things, we issue shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The Company has concluded that the adjustment feature for the conversion price of the note is not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability that requires bifurcation and separate accounting. The warrants have a term of 3 years and are exercisable for up to 1,166,667 shares of our common stock at an exercise price $1.25 per share. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the

10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. The Company has concluded that the adjustment feature for the exercise price of the warrants is indexed to the Company’s own stock, and, accordingly, has classified the warrants as equity instruments. In addition, we issued a warrant to the placement agent exercisable for up to 266,667 shares of our common stock on terms substantially similar to the warrants issued in connection with the note described above.
In May 2009, the Company entered into Waiver Agreement with the note holder of the October 2008 convertible note discussed above. As part of the Waiver Agreement, the note holder agreed to accept 67,808 shares of the Company’s common stock, with a fair market value of $37,000, in lieu of the Company’s obligation to pay cash in the amount of $34,000 for interest payments that were due April 15, 2009 under the original terms of the note. As a result of this transaction, the Company incurred an additional $3,000 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the notes are in all other respects unchanged.
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
Interest expense related to the October 2008 convertible note was $82,000 and $75,000 for the fiscal years ended September 30, 2010 and 2009, respectively.
Short-term convertible notes payable consist of the following as of September 30, 2010 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500

Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Bifurcated Embedded Derivative	(841)
Accumulated Amortization	906

Total Discounts	(21)
Accrued Interest	37

Convertible Notes Payable, net	$2,516

Short-term convertible notes payable consist of the following as of September 30, 2009 (in thousands):

	April’08 Notes	May’08 Note	Totals
Notes Payable, face amount	$601	$3,500	$4,101

Discounts on Notes:
Initial valuation of Warrants	(126)	(610)	(736)
Initial valuation of Beneficial Conversion Option	—	(303)	(303)
Accumulated Amortization	126	621	747

Total Discounts	—	(292)	(292)

Accrued Interest	40	44	84

Convertible Notes Payable, net	$641	$3,252	$3,893

Long-term Convertible notes payable consist of the following at September 30, 2009 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500

Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Beneficial Conversion Option	(86)
Accumulated Amortization	82

Total Discounts	(90)

Accrued Interest	37

Convertible Notes Payable, net	$2,447

NOTE 6 — Derivative Liabilities
The May 2008 and October 2008 convertible notes, discussed above in Note 5, contain embedded adjustment features whereby the conversion price will be adjusted if the Company issues additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. Based on ASC 815-40-15, discussed above in Note 2, that became effective for the Company on October 1, 2009, the embedded adjustment features are not indexed to the Company’s own stock and, therefore, are embedded derivative financial liabilities (the “Embedded Derivatives”) that require bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of retained earnings on October 1, 2009. The cumulative effect adjustment is the difference between the amounts recognized in the balance sheet for the conversion options of the notes payable before initial application of ASC 815-40-15 and the fair values of the Embedded Derivatives at initial application of ASC 815-40-15 on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivatives to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.
The following is a summary of the cumulative effect adjustment recorded to the Company’s Consolidated Balance Sheet on October 1, 2009 (in thousands):

	Balance	Cumulative
	September	Effect of	Balance
	30, 2009	Adjustment	October 1, 2009
Derivative liabilities	$—	$5,820	$5,820
Convertible Notes Payable, net	6,340	(596)	5,744
Additional paid-in capital	11,705	(390)	11,315
Accumulated deficit	(8,272)	(4,834)	(13,106)
When the convertible notes were originally issued in May 2008 and October 2008, beneficial conversion features of $390,000 were recorded to additional paid-in capital. As a result of reclassifying the embedded conversion features from equity to liabilities, the cumulative effect of the adjustment was a reduction of additional paid-in capital of $390,000.
The fair values of the Embedded Derivatives at the issuance dates (May 2008 and October 2008) of the convertible notes were $1,771,000. The increase in the convertible note discounts of $1,381,000 less the accretion of an additional $785,000 in discounts to the convertible notes resulting from the bifurcation of the Embedded Derivatives was booked as a reduction of $596,000 to the Convertible Notes Payable as of October 1, 2009. The fair values at the issuance dates were calculated using a Monte Carlo simulation model with the following assumptions:

	May 2008 Note	October 2008 Note
Risk-free interest rate:	2.56%	1.64%
Expected term:	2 years	2 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	45.29%	50.87%
Probability of triggering reset provision:	64.17%	61.62%
Existing conversion price per share	$0.80	$0.75
Company’s stock price per share	$0.73	$0.75

The fair values of the Embedded Derivatives at the transition date, October 1, 2009, were $5,820,000, which was booked as a Derivative Liability on October 1, 2009. The fair values as of October 1, 2009, were calculated using a Monte Carlo simulation model with the following assumptions:

	May 2008 Note	October 2008 Note
Risk-free interest rate:	0.40%	0.40%
Expected term:	0.64 years	1.05 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	56.03%	56.03%
Probability of triggering reset provision:	22.42%	19.18%
Existing conversion price per share	$0.80	$0.75
Company’s stock price per share	$1.45	$1.45
The cumulative effect of these adjustments was recorded as an increase to Accumulated Deficit of $4,834,000 as of October 1, 2009.
On May 11, 2010, the May 2008 Note for $3,500,000 was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share. The fair value of the Embedded Derivative for the May 2008 Note as of the conversion date was $4,813,000, which was the intrinsic value of the conversion, based on the Company’s stock price as of the conversion date. The increase in fair value of $1,556,000 for the Embedded Derivative from October 1, 2009, to the conversion date of May 11, 2010, was recorded as a non-cash charge to Other Expenses for fiscal year 2010.
As of September 30, 2010, the fair value of the Embedded Derivative for the October 2008 Note was $1,698,000. The decrease in fair value of $865,000 from October 1, 2009, was recorded as non-cash benefit to Other Income for fiscal year 2010. The fair value as of September 30, 2010 was calculated using a Monte Carlo simulation model with the following assumptions:

October 2008 Note
Risk-free interest rate:	0.14%
Expected term:	17 days
Expected dividend yield:	0.00%
Expected volatility:	49.30%
Probability of triggering reset provision:	0.01%
Existing conversion price per share	$0.75
Company’s stock price per share	$1.26
NOTE 7 — Credit Line Facility
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
On November 2, 2009, the Company entered into a revised Credit Line Facility with the same lender discussed above. Under the revised loan agreement, the lender agreed to advance the Company a maximum of $1,000,000 secured by the existing $500,000 certificate of deposit held by the lender plus an additional $550,000 certificate of deposit to be held by the lender. The revised Credit Line Facility expired on September 8, 2010. All other terms of the September 4, 2009 Credit Line Facility remained unchanged.
In November and December 2009, the Company borrowed $750,000 from the credit line facility. In June 2010, the Company repaid the $750,000 balance under the credit line facility.

In September 2010, the Company elected not to renew the credit line facility.
Interest expense related to the credit line facility for the fiscal years ended September 30, 2010 and 2009, was $18,000 and $0, respectively.
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
Warrants
The Company issued warrants to the stockholders of Liberator Medical Supply, Inc., to purchase 2,818,092 shares of the Company’s common stock in conjunction with the reverse merger in June 2007. As of September 30, 2010, 1,355,217 of these warrants have expired and 1,437,875 of these warrants have been exercised. The weighted-average exercise price for the remaining 25,000 warrants as of September 30, 2010, is $1.50 per share. The expiration dates of the outstanding warrants are as follows:

Shares	Expiration Date
25,000	November 2010
From July 2007 to January 2008, in connection with sales of the Company’s common stock, the Company issued warrants to purchase an additional 686,667 shares of the Company’s common stock at a weighted-average exercise price of $1.40 per share. As of September 30, 2010, 197,500 of these warrants have expired and 137,500 of these warrants have been exercised. The weighted-average exercise price for the remaining 351,667 warrants as of September 30, 2010, is $1.60 per share. The expiration dates of the outstanding warrants are as follows:

Shares	Expiration Date
169,167	October 2010
145,000	November 2010
31,250	December 2010
6,250	January 2011

In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants are still outstanding as of September 30, 2010, and expire in November 2012. The fair value of these warrants of $24,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	4.11%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the April 2008 Convertible Notes discussed above in Note 5, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of September 30, 2010, 30,000 of these warrants have been exercised. The remaining 850,000 warrants will expire as follows:

Shares	Expiration Date
263,000	February 2013
100,000	March 2013
487,000	April 2013
The fair value of these warrants of $126,000 and $7,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the convertible note payable issued in May 2008 and discussed above in Note 5, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. In October 2009, the placement agent exercised 350,000 warrants via a cashless exercise, in which the Company issued 192,873 shares of the Company’s common stock. The 4,375,000 warrants held by the note holder are still outstanding as of September 30, 2010, and expire in May 2013.
The fair value of these warrants of $610,000 and $49,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	3.24%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 5, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holder and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of September 30, 2010, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility	35.19%

In connection with the sale of common stock on March 9, 2010, for gross proceeds of $7 million and discussed above, the Company issued warrants to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share to the placement agent. These warrants are still outstanding as of September 30, 2010, and expire in October 2015. The fair value of these warrants of $228,961 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	2.34%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	63.66%
A summary of warrants issued, exercised and expired during the fiscal years ended September 30, 2010 and 2009, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at September 30, 2008	9,234,759	$1.04
Issued	1,433,334	1.25
Exercised	(10,000)	1.00
Expired	(200,000)	1.00

Balance at September 30, 2009	10,458,093	$1.07
Issued	233,333	2.50
Exercised	(1,945,375)	1.00
Expired	(1,352,717)	1.00

Balance at September 30, 2010	7,393,334	$1.14

Options
In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of September 30, 2010, a total of 3,921,009 options were outstanding.
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
On July 13, 2009, the Board of Directors of the Company approved an amendment to the 2007 Stock Plan to increase the number of shares authorized under the plan from 1,000,000 to 2,000,000 shares. The amendment was approved at the Company’s annual meeting on September 4, 2009. As of September 30, 2010, there are 1,655,000 shares outstanding and 345,000 shares available for grant under the 2007 Stock Plan.
The weighted-average grant date fair value of options granted during the fiscal years 2010 and 2009 was $0.93 and $0.35, respectively. There were no options exercised during the fiscal years 2010 and 2009. The fair values of stock-based awards granted during the fiscal years ended September 30, 2010 and 2009, were calculated with the following weighted-average assumptions:

	2010	2009
Risk-free interest rate:	1.32%	1.68%
Expected term:	3 years	3 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	68.59%	57.32%
For the fiscal years ended September 30, 2010 and 2009, the Company recorded $260,000 and $86,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of September 30, 2010, there is $259,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.7 years.
Stock option activity for the fiscal years ended September 30, 2010 and 2009 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at September 30, 2008	490,000	$0.77	2.45	$242,400
Granted, 2009	1,100,000	0.83
Expired or forfeited, 2009	(10,000)	0.75

Options outstanding at September 30, 2009	1,580,000	$0.81	3.21	$706,300
Granted, 2010	200,000	2.00
Expired or forfeited, 2010	(125,000)	1.30

Options outstanding at September 30, 2010	1,655,000	$0.92	3.32	$656,800

Options exercisable at September 30, 2010	1,017,500	$0.84	3.06	$447,050
Options vested or expected to vest at September 30, 2010	1,655,000	$0.92	3.32	$656,800
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
As of September 30, 2010, 192,539 shares of the Company’s common stock have been purchased through the ESPP, using $117,000 of proceeds received from employee payroll deductions. For the fiscal years ended September 30, 2010 and 2009, the Company received $128,000 and $27,000, respectively, through payroll deductions under the ESPP.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the fiscal years ended September 30, 2010 and 2009, the Company recognized $105,000 and $19,000 of compensation expense related to the ESPP.
NOTE 9 — Basic and Diluted Earnings per Common Share
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	2010	2009
Numerator:

Net income — basic	$2,600	$2,222
Effect of dilutive securities:
Convertible debt	146	196

Net income — diluted	$2,746	$2,418

Denominator:
Weighted average shares outstanding — basic	38,493	32,128
Effect of dilutive securities:
Stock options and warrants	8,060	3,939
Convertible debt	6,042	7,553

Weighted average shares outstanding — diluted	52,595	43,620

Earnings per share — basic	$0.07	$0.07
Earnings per share — diluted	$0.05	$0.06
The following tables summarize the number of shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the fiscal years indicated (in thousands):

	2010	2009
Stock options	100	1,580
Warrants	358	10,458
Convertible Debt	—	1,203

Totals	458	13,241

NOTE 10 — Income Taxes
Income tax expense (benefit) is as follows (in thousands):

	Fiscal year ended September 30,
	2010	2009
Current income tax expense (benefit):
Federal	$(32)	$32
State	—	—

	(32)	32

Deferred income tax expense:
Federal	1,358	—
State	208	—

	1,566	32

Change in valuation allowance (benefit):
Federal	(1,247)	—
State	(189)	—

	(1,436)	—

Total income tax expense	$98	$32

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 35% to the Company’s income before taxes as follows (in thousands):

	Fiscal year ended September 30,
	2010	2009
Computed “expected” income tax expense (benefit)	$944	$789
State income taxes, net of federal benefit	135	108
True-up of prior year differences	(34)	121
Change in valuation allowance	(1,436)	(1,060)
Non-deductible amortization of notes payable	335	—
Other nondeductible expenses	154	74

Total income tax expense (benefit)	$98	$32

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2010	2009
Deferred tax assets — current:
Allowance for bad debts	$1,278	$898
Capitalization of costs to inventory	10	—
Inventory reserve	42	42
Derivative mark-to-market adjustment	267	—
Deferred expenses	55	7
Accrued expenses	44	55

Deferred tax assets — current	1,696	1,002
Less: Valuation allowance	—	(1,002)

Net deferred tax assets — current	$1,696	$—

Deferred tax assets — non-current
Net operating loss carry-forwards	$2,094	$1,874
Charitable contribution carry-forwards	2	—
Amortization of value of warrants	—	320
Minimum tax credit carry-forward	—	32

Deferred tax assets — non-current	2,096	2,226
Less: Valuation allowance	(17)	(771)

Net deferred tax assets — non-current	$2,079	$1,455

Deferred tax liability — non-current:
Deferred advertising	3,860	1,449
Property and equipment	45	6

Deferred tax liability — non-current	$3,905	$1,455

Net deferred tax asset (liability)	$(130)	$—

Deferred tax liability for discounts on notes	(1)	—

Total deferred tax liabilities	$(131)	$—

As of September 30, 2010, the Company had net operating losses of approximately $5.5 million for federal income tax purposes and $5.0 million for Florida income tax purposes that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carry-forwards expire in various years through 2030. Of the total federal and Florida net operating losses, $46,000 are subject to limitations under the provisions of the Internal Revenue Code section 382 due to a prior year ownership change.
As of September 30, 2010, management determined a valuation allowance against the net deferred tax assets of $17,000. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.
As of September 30, 2010, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. We do not believe it is reasonably possible that unrecognized tax benefits will significantly change within the next twelve months. The Company and its subsidiaries file a consolidated federal income tax return and Florida income tax return. These returns remain subject to examination by taxing authorities for all years after December 31, 2006.
NOTE 11 — Commitments and Contingencies
Capital Lease Obligations
The Company leases certain computer equipment and office furniture under capital leases. The net book value of these assets was $77,000 and $158,000 as of September 30, 2010, and 2009, respectively. The payment terms of the capital leases expire between October 2010 and May 2012.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2010 (in thousands):

Amount
Fiscal year ending September 30:
2011	$63
2012	13

Total minimum lease payments	76
Less: Interest on capitalized lease obligations	(6)

Present value of capitalized lease obligations	70
Less: Current portion	(57)

Capitalized lease obligations, net of current portion	$13

Interest expense on capitalized leases was $19,000 and $29,000 for years ended September 30, 2010 and 2009, respectively.
Operating Leases
The Company leases various office and warehouse facilities and equipment under non-cancelable operating leases that expire at various times through February 2015. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2010 are as follows (in thousands):

Amount
Fiscal year ending September 30:
2011	$828
2012	765
2013	387
2014	332
2015	25

Total minimum lease payments	$2,337

Rent and equipment lease expense for the years ended September 30, 2010 and 2009 was $844,000 and $571,000, respectively.
Purchase Commitments
In May 2009, the Company entered into a long distance telephone service agreement that requires the company to purchase a minimum of $6,000 per month, excluding vendor rebates, of long distance service through December 2009. Effective January 2010, the agreement was revised to $10,000 per month, excluding additional vendor rebates. The long distance service agreement expires in April 2014. The Company purchased $208,000 and $48,000 of long distance service under the agreement for the fiscal years ended September 30, 2010 and 2009, respectively.
Litigation
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
NOTE 12 — 401(K) Plan
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
NOTE 13 — Concentration of Credit Risk
From time to time, the Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to $3,186,000 as of September 30, 2010.
The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely accepts assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans, or policies covering its customers. Accounts receivable due from government sources under Medicare, Medicaid, and other federally funded programs was approximately 60% and 58% of total gross receivables as of September 30, 2010 and 2009, respectively.

Product Concentration: A significant portion of the Company’s revenues are generated from the sale of urological products. As a result, changes in the external environment, including regulatory changes, could be beneficial or detrimental depending on market conditions. The impact of these changes cannot be determined at this time.
NOTE 14 — Subsequent Events
On October 14, 2010, the Company received a notice of conversion from the holder for the entire $2,500,000 principal amount of the Senior Convertible Note due October 17, 2010, together with a notice of increase delivered pursuant to the note provision limiting the holder’s conversion right to that number of common shares which, together with any other common shares beneficially owned by the holder, would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion (the “Maximum Percentage”). Concurrently with the receipt of the holder’s notice of conversion and increase in the Maximum Percentage, the Company agreed to waive the note provision that any increase or decrease in the Maximum Percentage is effective commencing on the 61st day after the notice is delivered to the Company, so that the holder’s increase in the Maximum Percentage was effective immediately upon its receipt by the Company.
On October 15, 2010, the Company issued 3,333,333 shares of the Company’s common stock upon conversion of the $2,500,000 convertible note due October 17, 2010 at a conversion price of $0.75 per share. The shares were issued on reliance from the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. As a result of the note conversion, the Company’s current liabilities were reduced by $2,500,000 for the face value of the convertible note and $2,600,000 for the fair value of the embedded derivative as of the conversion date. In addition, $902,000 was recorded as a non-cash charge to Other Expenses due to the increase in fair value of the embedded derivative from September 30, 2010, to the conversion date of the note on October 15, 2010.