Form 10-K/A
period 2010-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-01-28
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On January 13, 2010, Liberator Medical Holdings, Inc. (“Company,” “we,” “us,” and “our”) filed its Annual Report on Form 10-K for the year ended September 30, 2010 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). Pursuant to General Instructions G.(3), this Amendment No. 1 (this “Amendment”) on Form 10-K/A is being filed to provide the disclosure required by Part III of Form 10-K.
This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationship and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statements and Schedules). All other items presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
As of the date of this Report the executive officers and directors of the Company are as follows:

Name	Age	Position(s) with the Company
Mark A. Libratore	60	Director, President, and Chief Executive Officer
Robert J. Davis	64	Chief Financial Officer
John Leger	55	Chief Operating Officer
Robert Cuillo	75	Director
Jeannette Corbett	60	Director
Morgan Duke	35	Director
Tyler Wick	40	Director
Each of the named persons served in the position following his or her names on September 30, 2010, except Mr. Wick, who was elected a director on October 21, 2010.
The business experience of each of the persons listed above during the past five years is as follows:
Mark A. Libratore. In 1990, Mr. Libratore founded Liberty Medical Supply, Inc., which has become the nation’s largest direct-to-consumer diabetic supplier. Mr. Libratore sold this business to PolyMedica Corporation in August 1996 and remained President of Liberty Medical and Senior Vice President of PolyMedica until February 1999. Mr. Libratore founded Liberator Medical Supply, Inc., in 1999, and has served as its President and Chief Executive Officer since inception. Liberator Medical Supply, Inc., was acquired by the Company on June 22, 2007, at which time he became President and Chief Executive Officer of the Company.
Robert J. Davis has a Masters degree in Accounting, University of Houston, and holds a CPA certificate from the State of Texas. Mr. Davis has held numerous financial executive-level positions as Comptroller and Vice President of Finance for companies such as controller for a Manufacturer of Jet Engine parts, TurboCombustor Corp., Data Development Inc., and Caribbean Computer Corp., and served as CFO and Manager of Financial Planning for Liberty Medical Supply, Inc. from 1995 to 1999. He has been the controller and Chief Financial Officer of Liberator Medical Supply, Inc., since its organization.
John Leger joined Liberator in April 2006. John was the Senior VP of Operations at Liberty Medical Supply from December 1991 through January 2004. He was responsible for diabetic call center operations, customer services, repeat customer sales, document acquisition and management, claims processing to Medicare, mail services, shipping, receiving, and purchasing. Mr. Leger worked closely with Mark Libratore in building the mail order diabetes business to $100M in annualized sales, and stayed on with the company through its growth to over 650,000 active customers. Due to an agreement not to compete with Liberty during a severance agreement period, John made his expertise available as an independent consultant until he joined Closer Healthcare, Inc. as a VP of Operations in 2005. Closer is a mail order provider of diabetes testing supplies and primarily serviced customers in national clinical trials as well as the managed care sector. He spent a year with Closer prior to joining Liberator Medical.
Robert Cuillo is a four-year naval veteran of the Korean War. He graduated from New York University and the City College of New York with an A.B.A. From 1958 to 1962, Mr. Cuillo worked for the New York Police Department, where he was promoted to Detective. In 1962, Mr. Cuillo moved to Florida and started working in the automotive industry. In 1967, he became a partner in a Chrysler dealership that bore his name. In 1974, Mr. Cuillo became the sole owner of Palm Beach Lincoln Mercury, West Palm Beach, Florida. He then formed Cuillo Enterprises and grew its payroll from 70 employees to over 700 employees. Mr. Cuillo has owned and operated a total of 30 dealerships and related companies. He recently divested himself of all of his dealerships. He is currently president and CEO of Cuillo Enterprises, Inc., and owns and operates two-award winning wineries in Italy. Mr. Cuillo also owns and operates Forte, a West Palm Beach restaurant, and recently became the co-owner of one of Palm Beach’s premier restaurants, Amici. Mr. Cuillo has been a director since December 3, 2009.
Jeannette Corbett is a certified public accountant, is President Emeritus of the Quantum Foundation, as well as a director and Chairman of the Grants Committee. Previously, she served as CFO of the Medical Services Division and Vice President of Finance of Phymatrix Corporation (PHMX), based in West Palm Beach, FL. Prior to her position at Phymatrix, Mrs. Corbett was President of McGill, Roselli, Ayala & Hoppmann, a West Palm Beach-based accounting firm. She has also served as an adjunct instructor of taxation of Palm Beach State College in Lake Worth, Florida. Mrs. Corbett has a bachelor’s of science degree in business administration from the University of Florida, graduating Summa Cum Laude. Mrs. Corbett was Chairman of the Board of JFK Medical Center in Atlantis, Florida, from 1991-1994 and was Chair of the Hospital’s Finance Committee from 1989-1991. Ms. Corbett has been a director since February 26, 2010.
Morgan Duke is an Associate at Kinderhook Partners, an investment partnership which makes long-term investments in small public companies, including the Company. Mr. Duke was previously a strategy consultant with the Monitor Group, where he advised senior management and directors of major public and private companies in North America and Europe across a range of industries, including healthcare, media, and telecommunications. Mr. Duke received an M.B.A. from Harvard University and a B.A. from Johns Hopkins University. Mr. Duke also studied music at the Peabody Conservatory. Mr. Duke has been a director since June 4, 2010.
Tyler Wick co-founded Ticonderoga Capital, Inc., Waltham, Massachusetts, in 1998. Mr. Wick has over sixteen years of industry tenure, including fourteen years of private equity experience. His private equity experience includes serving as an Associate at Dillon Read Venture Capital, Boston, Massachusetts, from January to December 1997. From June 2004 to December 2006, Mr. Wick was an Associate in the healthcare practice of the investment-banking group of Advest, Inc., Boston, Massachusetts, where he focused on private placements and mergers and acquisitions for middle market healthcare services companies. Mr. Wick was a consultant with the Mentor Group, an international legal consulting firm in Boston, Massachusetts, from July 1993 to May 1994. Mr. Wick is a member of the Board of Directors of numerous private companies. Mr. Wick received a B.A. degree cum laude from Amherst College.
Director Compensation
The directors, other than Mr. Libratore, receive (i) annual compensation of $10,000, payable quarterly; (ii) $1,000 for each Board meeting attended; and (iii) a one-time issuance of options for the purchase of 50,000 common shares of the Company, exercisable at the market price at the date of grant and vesting over a two-year period. Mr. Libratore receives no compensation as a director.
The following table sets forth director compensation in the year ended September 30, 2010:
DIRECTOR COMPENSATION

	Fees Earned
	or
	Paid in Cash	Option
Name	($)	Awards ($)	Total ($)
Mark A. Libratore (1)	—	—	—
Joseph D. Farish, Jr. (2)	$13,170	$24,570	$37,740
Robert Cuillo	$12,330	$20,550	$32,880
Jeannette Corbett	$9,830	$13,220	$23,050

Fees Earned
or
	Paid in Cash	Option
Name	($)	Awards ($)	Total ($)
Morgan Duke (3)	$5,250	$6,220	$11,470
Tyler Wick (4)	—	—	—

(1)	Mr. Libratore is not compensated for his services as a director.

(2)	Mr. Farish was a Board member until his death on September 13, 2010.

(3)	At the direction of Mr. Duke his compensation is paid to Kinderhook Partners, L.P. See Item 12, Security Ownership of Certain Beneficial Owners and Management, footnote (10).

(4)	Tyler Wick succeeded Mr. Farish as a Board member on October 21, 2010.
Board of Directors and Committees
Leadership Structure and Risk Oversight
Our business and affairs are managed under the direction of our Board of Directors, composed of four non-employee directors and one employee director as of the date of this Report. Our shares of common stock are quoted on the OTCBB and not one of the national securities exchanges. However, we have adopted the NYSE Amex corporate governance requirements with respect to independent directors on the Board and the Audit, Nominating and Corporate Governance, and Compensation Committees, and NYSE Amex’s corporate governance requirements applicable to smaller reporting companies.
Our Board of Directors as a whole establishes our overall policies and standards, reviews the performance of management and considers the Company’s overall risk regarding the Company’s operations and goals and how those risks are being managed. Members of the Board of Directors are kept informed of our operations at meetings of the Board of Directors and its Board committees and through reports and discussions with management. In addition, members of the Board of Directors periodically visit our facilities. Members of management are available at Board of Directors meetings and at other times to answer questions and to discuss issues. Mark Libratore, the Chief Executive Officer of our Company, is Chairman of the Board of Directors. Our Company combines the positions of CEO and Chairman of the Board because of the size of the company and the efficiency involved. A lead independent director has not been designated because the Board does not believe it is warranted for a company of our size and complexity.
Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.
In its oversight role, our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, economic, financial, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC as well as risks relating to various specific developments, such as acquisitions, securities repurchases, debt and equity placements, and product introductions.
Our Board committees assist our Board of Directors in fulfilling its oversight role in certain areas of risk. Pursuant to its charter, the Audit Committee oversees the financial and reporting processes of our Company and the audit of the financial statements of our Company and provides assistance to our Board of Directors with respect to the oversight and integrity of the financial statements of our Company, our Company’s compliance with legal and regulatory matters, the independent registered public accountant’s qualification and independence, and the performance of our independent registered public accountant. The Compensation Committee considers the risk that our compensation policies and practices may have in attracting, retaining, and motivating valued employees and endeavors to assure that it is not reasonably likely that our compensation plans and policies would have a material adverse effect on our Company. Our Governance and Nominating Committee oversees governance related risk, such as board independence, conflicts of interests, and management and succession planning.
Director Meetings and Committees
Pursuant to NYSE Amex corporate governance requirements, we are required to hold meetings of our Board of Directors on at least a quarterly basis, and our independent directors must meet at least annually in an executive session with only the independent directors present. We do not have a policy with regard to directors’ attendance at annual meetings of shareholders, but we encourage our directors to attend the annual meetings. Our Board of Directors held five (5) meetings in fiscal 2010.
Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee.
Nominations Process, Executive Compensation; Director Independence; Board Diversity
We are not required to have Audit, Compensation, or Governance and Nominating Committees, but we have chosen to meet voluntarily NYSE Amex requirements. The NYSE Amex requires that director nominations be selected, or recommended for the Board of Directors’ selection, either by a majority of independent directors or a nominating committee comprised solely of independent directors. The NYSE Amex also requires compensation of the executive officers to be determined, or recommended to the Board for determination, either by a majority of the independent directors or a compensation committee comprised solely of independent directors. Ms. Corbett and Messrs. Cuillo and Wick meet the independence standards set forth in the NYSE Amex Company Guide.
Candidates for independent Board members have typically been found through recommendations from directors or others associated with us. Our shareholders may also recommend candidates by sending the candidate’s name and resume to the Board of Directors under the provisions set forth below for communication with our Board. No such suggestions from our shareholders were received in time for our Annual Meeting. We have no predefined minimum criteria for selecting Board nominees and do not have a formal diversity policy, although we believe that the independent directors should have a range of relevant experience, independence, diversity and strong communication and analytical skills. In any given search, our independent directors may also define particular characteristics for candidates to balance the overall skills and characteristics of our Board and our perceived needs. However, during any search, our independent directors reserve the right to modify its stated search criteria for exceptional candidates.
Audit Committee
The Audit Committee consists of Robert Cuillo, Jeannette Corbett and Tyler Wick. Ms. Corbett serves as Chairperson. As we have chosen to follow NYSE Amex governance requirements, our Audit Committee must have at least two members and be comprised only of independent directors each of whom satisfies the respective independence requirements of the Securities and Exchange Commission and the NYSE Amex. Our Board of Directors has determined that all of our current Audit Committee members are independent, as that term is defined under the independence standards for audit committee members in the Securities Exchange Act of 1934, as amended, and in the listing standards of the NYSE Amex. The Board of Directors has also determined that Jeannette Corbett is an audit committee financial expert, as that term is defined in Item 407 of Regulation S-K.
The Audit Committee is responsible for reviewing and helping to ensure the integrity of our financial statements. Among other matters, the Audit Committee, with management and our independent auditors, reviews the adequacy of our internal accounting controls that could significantly affect our financial statements, reviews with the independent accountants the scope of their audit, their report and their recommendations, and recommends the selection of our independent accountants. The Audit Committee was established on June 4, 2010, and from that date through September 30, 2010, held one meeting in addition to the meetings of the entire Board of Directors through September 30, 2010. Ms. Corbett and Mr. Cuillo attended the meeting of the Audit Committee. Mr. Wick joined the Board and the Audit Committee on October 21, 2010. The Board of Directors adopted and maintains a written charter for the Audit Committee which is published on the investor relations page of our website (www.liberatormedical.com).
Compensation Committee
The purpose of the Compensation Committee includes determining, recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our Company and discharging responsibilities of the Board of Directors relating to compensation programs for our Company. The Compensation Committee currently consists of Morgan Duke, Jeannette Corbett and Tyler Wick, of whom Ms. Corbett and Mr. Wick are independent directors of our Company under NYSE Amex standards. Mr. Duke is chairman of the Compensation Committee.
The Compensation Committee, with the advice of an outside consulting firm, determines compensation for our executive officers and managers by multiple factors, including individual performance, compensation of persons in similar capacities in other companies having a size and business comparable to the Company, performance, and our financial results. Base salaries are supplemented by cash performance bonuses and stock option awards determined by our Compensation Committee in October of each year based on the prior year financial results. Consistent with our objective of attracting and retaining highly qualified and experienced employees, we establish base salary ranges for our executive officers that are intended to be competitive for comparable positions. Base salary data for comparable industry positions are reviewed annually from survey data obtained from our compensation consultant, Markson HRC, L.L.C., a Georgia limited liability company, and other pertinent sources. Annual salary increases are tied to objective performance-based criteria established by the Compensation Committee. The Board of Directors adopted and maintains a written charter for the Compensation Committee which is published on the investor relations page of our website (www.liberatormedical.com).
Governance and Nominating Committee
The purpose of the Governance and Nominating Committee includes the selection and recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluation of our Board of Directors and management and the development and recommendation to our Board of Directors and the set of corporate governance principals applicable to our Company. The Governance and Nominating Committee currently consists of Messrs. Cuillo, Duke and Ms. Corbett, all of whom are independent directors of our Company under NYSE Amex standards. The Board of Directors adopted and maintains a written charter for the Governance and Nominating Committee which is published on the investor relations page of our website (www.liberatormedical.com). Mr. Cuillo is chairman of the Governance and Nominating Committee.
The Governance and Nominating Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the information required by our bylaws is submitted in writing in a timely manner, addressed and delivered to our Secretary at the address of our executive offices set forth in this Report. The Governance and Nominating Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and to the extent to which the nominee would fill a present need on our Board of Directors.
Board Diversity
We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience; leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our Company.
We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis prescribed by law. The assessment of prospective directors is made in the context of the perceived needs of our Board of Directors from time to time.
All of our directors have held high-level positions in business or professional service firms and have experience in dealing with complex issues. We believe that all of our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our Company. In addition to these attributes, the description of each director’s background set forth above indicates the specific experience, qualifications, and skills necessary to conclude that each individual should continue to serve as a director of our Company.
Board Leadership Structure
We believe that effective Board leadership structure can depend on the experience, skills, and personal interaction between persons in leadership roles as well as the needs of our Company at any point in time. Our Corporate Governance Guidelines support flexibility in the structure of our Board of Directors by not requiring the separation of the roles of Chief Executive Officer and Chairman of the Board.
Compensation Committee Interlocks and Insider Participation
Until October 29, 2009, when Joseph D. Farish, Jr., now deceased, became a Director, our Board of Directors consisted of one (1) director, Mark Libratore, our President and Chief Executive officer, who determined the compensation of our named executive officers. Commencing June 4, 2010, the Company’s Board of Directors created a Compensation Committee, the members of which are non-employee directors.
Annual Meeting Attendance
We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders. The Company held five (5) meetings of its Board of Directors in the fiscal year ended September 30, 2010. All members of the Board attended all of those meetings.
Communications with Directors
Interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of Liberator Medical Holdings, Inc., c/o any specified individual director or directors at the address of our executive offices set forth in this Report. Any such letters are sent to the indicated directors.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
The Compensation Committee is authorized to determine and approve, or make recommendations to our Board of Directors with respect to, the compensation of our Chief Executive Officer and other executive officers and grant or recommend the grant of stock-based compensation to our Chief Executive Officer and other executive officers under our 2007 Stock Plan. The Compensation Committee from time to time makes recommendations regarding the compensation of employees who are not executive officers.
The compensation program for our executive officers consists primarily of base salary, performance-based incentive compensation, and long-term incentives in the form of stock-based compensation, including stock options, restricted stock, restricted stock units, and other long-term equity incentives. Our executive officers also participate in other benefit plans, including medical and retirement plans, which generally are available to all regular full-time employees of our Company. We consider each element of compensation collectively with other elements of compensation when establishing the various forms, elements, and levels of compensation for our executive officers.
Our philosophy is to pay base salaries to our executive officers at levels that enable us to attract, motivate, and retain highly qualified executives. We annually establish a performance-based incentive compensation program designed to reward individuals for performance based primarily on our financial results as well as the achievement of corporate and individual objectives that contribute to our long-term goal of building stockholder value. Our stock-based compensation is intended to result in limited rewards if the price of our common stock does not appreciate or does not appreciate above certain levels, but may provide substantial rewards to our executive officers (as well as to our stockholders in general) if our stock appreciates or appreciates above certain levels. Our stock-based compensation is also intended to align the interests of our executive officers with those of our stockholders and to align compensation with the price performance of our common stock. Total compensation levels reflect corporate positions, responsibilities, and achievement of goals. As a result of our performance-based philosophy to compensation, compensation levels may vary from year-to-year and among our various executive officers. In general, we expect the compensation level of our Chief Executive Officer to be higher than that of our other executive officers, assuming relatively equal achievement of individual performance goals, since our compensation policies set our base salaries, incentive compensation, and stock-based compensation after reviewing those of comparable companies, which generally compensate the chief executive officers at higher levels because of their roles and their importance to overall Company success.
The Compensation Committee generally recommends base salary levels for executive officers of our Company at the beginning of each fiscal year and recommends incentive compensation at the end of each fiscal year based upon the performance of our Company and our executive officers.
Goals
The goals of our executive compensation program are as follows:
•	to attract, motivate, and retain highly qualified executives;

•	to reflect our Company’s culture and approach to total rewards, which includes benefits, work environment, and development opportunities;

•	to reflect our philosophy of pay-for-performance;

•	to provide a rational and consistent approach to compensation, which is understood by senior leadership;

•	to align compensation to the interests of our Company as a whole and its stockholders; and

•	to recognize corporate stewardship and fiscal responsibility.
Code of Ethics
We adopted a Code of Conduct and Ethics that applies to all officers, directors and employees of our Company on January 14, 2008, as amended on August 10, 2010. Our Code of Conduct and Ethics is posted on our website, www.liberatormedical.com, or the Company will provide a copy to any person without charge, upon request made to Robert J. Davis, Chief Financial Officer, 2979 SE Gran Park Way, Stuart, Florida 34997.
Employment Agreements
On December 1, 2008, we entered into employment agreements with Mark A. Libratore, to secure his continued service as our President and Chief Executive Officer, with Robert Davis to secure his continued service as our Chief Financial Officer, and with John Leger to secure his continued service as our Chief Operating Officer. The employment agreement for Mr. Libratore has a two-year term and the employment agreement for each of Messrs. Davis and Leger has a one-year term, which term, in each case, will be automatically extended prior to the end of then current term for successive one-year periods until either we or the executive officer notifies the other party at least 90 days prior to the end of the term that such party does not wish to further extend the term. Each employment agreement provides for a minimum annual salary of $260,000, $190,000 and $160,000, in the case of Messrs. Libratore, Davis and Leger, respectively, which salary is reviewed annually by our Board and the Compensation Committee and adjusted upward, at the sole discretion of our Board. Pursuant to the agreements, each of Messrs. Libratore, Davis and Leger is eligible to receive additional cash incentive compensation pursuant to our annual bonus plan then in effect, and the target annual bonus for each of Messrs. Libratore, Davis and Leger is up to 15%, 10% and 10%, respectively, of such executive officer’s annual base salary, with the actual bonus to be based upon such individual and/or Company performance criteria established for each fiscal year by our board of directors in consultation with the executive officer. Each executive officer is also eligible to participate in distributions from the quarterly executive bonus plan configured by our President and Chief Financial Officer.
Each executive officer is entitled to participate in our stock purchase plan and to be considered by our board of directors (or compensation committee of our board of directors, if any) for grants or awards of stock, stock options or warrants under any of our stock incentive or similar plans in effect from time to time. Each is eligible to participate in such health and other group insurance and other employee benefit plans and programs in effect from time to time on the same basis as other senior executives.
The employment agreements provide that each executive officer is entitled to severance benefits. If the executive officer’s employment is terminated during the term by us other than for Cause or Disability (each as defined below), or by the executive officer for Good Reason (as defined herein), the executive officer will be entitled to receive (i) his pro-rata bonus for the fiscal year of termination, (ii) payment of an amount equal to the sum of 1/12 of his annual base salary and 1/12 of the target annual bonus each month for 18 months, 12 months and six months, in the case of Messrs. Libratore, Davis and Leger, respectively, following termination, and (iii) continuation of medical benefits on the same terms as active senior executives for 18 months, 12 months and six months, in the case of Messrs. Libratore, Davis and Leger, respectively, following termination. In addition, all of the executive officer’s unvested options outstanding at the time of such termination will become fully vested. If the executive officer’s employment with us is terminated due to the executive officer’s death or Disability, the executive officer (or his estate, if applicable) will be entitled to receive (i) the pro-rata bonus and (ii) option vesting. Receipt of the severance payments, continued medical coverage and option vesting shall be conditioned on the executive officer’s continued compliance with the non-disclosure, non-competition and non-solicitation obligations under the employment agreement. For purposes of the employment agreements, the following terms have the following meanings:
“Cause” means termination upon (i) the willful and continued failure by executive officer to substantially perform his duties or the oral or written instructions of our President, Chief Executive Officer and/or board of Directors (other than any such failure resulting from executive officer’s incapacity due to physical or mental illness) after an oral or written demand for substantial performance is delivered to executive officer by our President, Chief Executive Officer of board of directors, which demands specifically identifies the manner in which President, Chief Executive Officer of board of directors believes that executive officer has not substantially performed his duties or complied with an instruction from our President, Chief Executive Officer of board of directors; (ii) the willful engaging by executive officer in conduct that is demonstrably and materially injurious to us; (iii) the failure to observe material policies generally applicable to our officers or employees; (iv) the failure to cooperate with any internal investigation of our Company or any of our affiliates; (v) commission of any act of fraud, theft or financial dishonesty with respect us or any of our affiliates or indictment or conviction of any felony; or (vi) material violation of the provisions of the employment agreement.
“Disability” means the executive officer is entitled to receive long-term disability benefits under our long-term disability plan in which the executive officer participates, or, if there is no such plan, the executive officer’s inability, due to physical or mental ill health, to perform the essential functions of the executive officer’s job, with or without a reasonable accommodation, for 180 days during any 365 day period irrespective of whether such days are consecutive.
“Good Reason” means (i) a material and adverse change in the executive officer’s duties or responsibilities; (ii) a reduction in the executive officer’s base salary or target annual bonus; (iii) a relocation of the executive officer’s principal place of employment by more than 50 miles; or (iv) breach by us of any material provision of the employment agreement; provided, that the executive officer must give notice of termination for Good Reason within 60 days of the occurrence of the first event giving rise to Good Reason.

During the term of the employment agreements and for a period of 18 months thereafter, subject to applicable law, the executives will be subject to restrictions on competition with us and restrictions on the solicitation of our customers and employees. For all periods during and after the term, the executives will be subject to nondisclosure and confidentiality restrictions relating to our confidential information and trade secrets.
SUMMARY COMPENSATION TABLE
The following table provides summary information regarding compensation earned by the named executive officers during the fiscal years ended September 30, 2010, 2009 and 2008.

					All Other
Name				Option	Compensation
and Principal Position	Year	Salary($)	Bonus ($)	Awards($)	($)(1)	Total ($)
Mark A. Libratore	2010	$317,000	$190,480	$22,520	$42,700	$572,700
President and Chief	2009	$230,000	$88,070	$2,810	$43,090	$363,970
Executive Officer	2008	$130,013	$24,713	$12,894	$40,078	$207,698

Robert Davis	2010	$247,000	$115,020	$33,310	$4,120	$399,450
Chief Financial Officer	2009	$166,920	$56,870	$9,680	$5,650	$239,120
	2008	$92,497	$19,951	$15,892	$2,458	$130,798

John Leger	2010	$179,000	$117,510	$25,250	$5,770	$327,530
Chief Operating Officer	2009	$151,920	$55,850	$6,470	$6,040	$220,280
	2008	$125,017	$17,332	$9,536	$2,458	$154,343

(1)	All Other Compensation includes expenses paid on behalf of the named executive officers for health insurance, life insurance, transportation and certain other personal expenses.
Outstanding Equity Awards at 2010 Fiscal Year End
On September 14, 2007, the Company issued options to the named executive officers and others under the Company’s 2007 Stock Plan. On January 2, 2008, the Company rescinded all outstanding options effective as of their date of issuance because they did not conform to the 2007 Stock Plan. Accordingly, there were no outstanding equity awards at 2007 fiscal year end. On January 2, 2008, the Company issued new options under, and in conformity with, the Company’s 2007 Stock Plan to the named executive officers and others in the same amounts, and under the same terms, as the rescinded options. On February 16, 2008, the Company rescinded all outstanding options effective as of their date of issuance. Also on February 16, 2008, the Company issued new options under, and in conformity with, the Company’s Stock Plan to certain employees, not including the named executive officers, in the same amounts, and under the same terms, as the rescinded options. On April 14, 2008, the Company issued new options under and in conformity with, the Company’s Stock Plan to the named executive officers and one other employee, in the same amounts, and under the same terms, as the rescinded options. On October 30, 2008, the Company issued new options under the 2007 Stock Plan to two of the named executive officers and other employees. On August 18, 2009, the Company issued additional options under the 2007 Stock Plan to the named executive officers and other employees. The Company’s outstanding equity awards to the named executive officers at September 30, 2010, are set forth in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Mark A. Libratore	100,000	—	$0.825	April 14, 2013
	45,000	45,000	$1.10	August 18, 2014

Robert J. Davis	100,000	—	$0.75	April 14, 2013
	50,000	50,000	$0.60	October 30, 2013
	50,000	50,000	$1.00	August 18, 2014

John Leger	60,000	—	$0.75	April 14, 2013
	30,000	30,000	$0.60	October 30, 2013
	40,000	40,000	$1.00	August 18, 2014
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
2007 Stock Plan
Our 2007 Stock Plan (the “2007 Plan”) was adopted by our Board of Directors and was approved by our stockholders at our annual stockholder meeting on September 10, 2008. Stock options, stock appreciation rights, or SARs, stock awards and cash awards may be granted under the 2007 Plan. Each is referred to as an award in the 2007 Plan. Options granted under the 2007 plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986, as amended, or “non-statutory stock options.” The number of shares of common stock to be reserved and available for awards under the 2007 Stock Plan (subject to certain adjustments as provided therein) is 2,105,000.
On September 4, 2009, our stockholders approved an amendment to the 2007 Stock Plan that increased the number of shares reserved and available for awards to 2,000,000. On December 29, 2010, the Board of Directors voted to increase the reserved and available number of our shares to 2,105,000, The increase was immediately effective and will be submitted to shareholders for ratification at the Company’s next annual shareholders meeting.
The 2007 Plan is administered by the Board of Directors acting through the Compensation Committee. Awards under the 2007 plan may be granted to our employees, directors and consultants. Incentive stock options may be granted only to our employees. The administrator, in his discretion, approves awards granted under the 2007 Plan. Generally, if an awardees’ service to us terminates other than by reason of death, disability, and retirement or for cause, vested options and SARs will remain exercisable for a period of thirty days.
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
The following table presents details of Liberator’s equity compensation plan as of September 30, 2010:
Equity Compensation Plan Information

Number of securities remaining
available for future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities reflected in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
2007 Employee Stock Incentive Plan	1,655,000	$0.92	345,000
Stock Repurchase Program
Under a stock repurchase program approved by our Board of Directors in December 2008, we were authorized to repurchase up to $500,000 of our Common Stock through December 31, 2009. The authorization enabled the Company to purchase shares through open market transactions at management’s discretion. We retained any common shares which we repurchased as treasury shares and may use them in connection with our employee stock option program.
Our shares repurchased for the year ended September 30, 2010, were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs (2)	Plans or Programs(2)
October 1—31, 2009 (1)	—	$—
November 1—30, 2009(1)	4,000	$2.26
December 1—31, 2009 (1)	—	$—

Total	4,000	$2.26	89,600	$0

(1)	In December 2008, we opened a separate money market account with an investment bank pursuant to which we transferred $50,000 into the account, of which $9,055 was used to purchase 4,000 shares during the fiscal year ended September 30, 2010.

(2)	As of September 30, 2010, 89,600 cumulative shares have been purchased under our stock repurchase program for $49,634. The stock repurchase program ended on December 31, 2009, and no additional shares have been authorized to be repurchased.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding ownership of shares of our common stock, as of January 11, 2011:
•	by each person known by us to be the beneficial owner of 5% or more of our common stock;

•	by each of our directors and executive officers; and

•	by all of our directors and executive officers as a group.
Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 47,995,600 shares outstanding on January 11, 2011, plus 6,838,509 shares deemed outstanding pursuant to Rule 13d-3, for a total of 54,834,109 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Liberator Medical Holdings, Inc., 2979 SE Gran Park Way, Stuart, Florida 34997.

Name and Address	Number of Shares		Percent
5% Beneficial Owners:

Millennium Partners, L.P.(1) c/o Millennium Management LLC 666 Fifth Avenue, 8th Floor New York, NY 10103	8,838,202	(2)	16.12%

Kinderhook Partners, L.P. One Executive Drive, Suite 160 Fort Lee, NJ 07024	4,679,167	(3)	8.53%

Directors and Executive Officers:

Mark A. Libratore President and Chief Executive Officer and Director	19,750,117	(4)	36.02%

Robert Davis Chief Financial Officer	539,023	(5)	*

John Leger, Vice President, Operations	274,749	(6)	*

Tyler Wick	87,500	(7)	*

Robert S. Cuillo	25,000	(8)	*

Jeannette Corbett	25,000	(9)	*

Morgan Duke	0	(10)	0%

All directors and executive officers as a group (7 persons)	20,701,389	(11)	37.75%

*	Less than one percent (1%).

(1)	Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), and may be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners. Millennium Management is also the general partner of the 100% shareholder of ICS Opportunities, Ltd., and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Millennium International Management, L.P., a Delaware limited liability partnership, is the investment manager of ICS Opportunities, Ltd., and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Millennium International Management GP LLC, a Delaware limited liability company, is the general partner of Millennium International Management, and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Israel A. Englander is the managing partner of Millennium Management and Millennium International Management GP LLC, and consequently may also be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners or ICS Opportunities, as the case may be. The foregoing information is derived from the reporting persons as set forth in a Schedule 13D Amendment filed with the SEC on behalf of the reporting persons on October 19, 2010.

(2)	Represents as of January 11, 2011, an aggregate 7,899,079 shares owned beneficially by Millennium Partners, L.P., 8,838,202 shares owned beneficially by Millennium Management LLC and Israel Englander (See footnote (1), above), and 939,123 shares owned beneficially by Millennium International Management GP LLC, Millennium International Management LP, and ICS Opportunities, Ltd. Does not include 4,375,000 shares of our common stock issuable upon exercise of a warrant held by Millennium Partners at an initial exercise price of $1.25 per share, subject to adjustment, which has a term of three years. The number of shares of our common stock for which such warrants can be exercised is limited pursuant to the terms of the warrants so that number of shares of the common stock which will result in Millennium Partners, together with its affiliates, having aggregate beneficial ownership of not more than 9.99% of our total issued and outstanding common stock. Thus, as of January 11, 2011, Millennium Partners may be deemed not to beneficially own any of the shares of common stock underlying its warrants pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(3)	In connection with the Kinderhook Partners, L.P.’s (the “Partnership”) election of Mr. Morgan Duke, an associate of the Partnership, to the Board of Directors of the Issuer, Kinderhook Capital Management LLC (“Kinderhook Capital”), an affiliate of the Partnership, received an option to purchase 50,000 shares of the Company’s Common Stock at $1.55 per share, vesting semi-annually over two years beginning on December 4, 2010. Shah Tushar Shah and Stephen J. Clearman are the co-managing members of the Kinderhook GP, LLC (the “General Partner”) responsible for making investment decisions with respect to the Partnership and, as a result, Mr. Shah and Mr. Clearman may be deemed to control such entities. In addition, Mr. Shah and Mr. Clearman are responsible for making investment decisions with respect to Kinderhook Capital. Accordingly, Mr. Shah and Mr. Clearman may be deemed to have a beneficial interest in the shares of Common Stock by virtue of their indirect control of the Partnership’s, the General Partner’s and Kinderhook Capital’s power to vote and/or dispose of the shares of Common Stock. Mr. Shah and Mr. Clearman each disclaims beneficial ownership of the shares of Common Stock except to the extent of his respective pecuniary interest, if any, therein.

(4)	Includes 4,107,259 shares underlying options exercisable by Mr. Libratore within 60 days of January 11, 2011. Does not include 78,750 shares underlying options that are not exercisable within 60 days of January 11, 2011.

(5)	Includes 268,750 shares underlying options exercisable, and 6,000 shares underlying warrants exercisable by Mr. Davis within 60 days of January 11, 2011. Does not include 106,250 shares underlying options that are not exercisable within 60 days of January 11, 2011.

(6)	Includes 170,000 shares underlying options exercisable by Mr. Leger within 60 days of January 11, 2011. Does not include 50,000 shares underlying options that are not exercisable within 60 days of January 11, 2011.

(7)	Includes 12,500 shares underlying options exercisable by Mr. Wick within 60 days of January 11, 2011. Does not include 37,500 shares underlying options that are not exercisable within 60 days of January 11, 2011.

(8)	Includes 25,000 shares underlying options exercisable by Mr. Cuillo within 60 days of January 11, 2011. Does not include 25,000 shares underlying options that are not exercisable within 60 days of January 11, 2011.

(9)	Includes 25,000 shares underlying options exercisable by Ms. Corbett within 60 days of January 11, 2011. Does not include 25,000 shares underlying options that are not exercisable within 60 days of January 11, 2011.

(10)	Mr. Duke is a director of the Company and is an associate at Kinderhook Partners, L.P. (“Kinderhook”). Mr. Duke’s appointment to the Board of Directors of the Company was made pursuant to commitments of the Company and its principal shareholder and President, Mark Libratore, to Kinderhook in connection with Kinderhook’s purchase of common stock of the Company on March 9, 2010. Pursuant to a Form 3 filed by Mr. Duke on June 11, 2010, Mr. Duke disclaims beneficial ownership in any securities of the Company.

(11)	See Footnote Nos. (4) through (10)
Item 13. Certain Relationships and Related Transactions, and Director Independence
All transactions between the Company and related parties are reviewed and approved by our Audit Committee, which is made up entirely of independent directors. We collect information about related party transactions from our officers and directors through annual questionnaires distributed to officers and directors. Each director and officer agrees to abide by our Code of Business Conduct and Ethics, which provides that officers and directors should avoid conflicts of interest and that any transaction or situation that could involve a conflict of interest between the Company and the officer or director must be reported to the Audit Committee of the Board and is subject to approval by the Audit Committee if and when appropriate. The Code of Conduct and Ethics identifies a non-exclusive list of situations that may present a conflict of interest, including significant dealings with a competitor, customer or supplier, similar dealings by an immediate family member, personal investments in entities that do business with the Company, and gifts and gratuities that influence a person’s business decisions, as well as other transactions between an individual and the Company. The Audit Committee’s charter provides that the Audit Committee will review, investigate and monitor matters pertaining to the integrity or independence of the Board, including related party transactions. The Audit Committee reviews and makes determinations about related party transactions or other conflicts of interest as they arise. Policies requiring review and approval of any transaction or arrangement with a director or executive officer that may present a conflict of interest are set forth in the Code of Conduct and Ethics.
The Company paid $150,000 and $950,000 during Fiscal Years 2009 and 2010 to its President and CEO, Mark Libratore, as repayment on stockholder loans. The balance of the stockholder loans at the date of this Report is $0.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, its executive officers, any persons who hold more than ten percent of the Company’s common stock and certain trusts (collectively, “insiders”) to report their holdings of and transactions in the Company’s common stock to the Securities and Exchange Commission (the “SEC”). Specific due dates for these reports have been established, and the Company is required to disclose in this Report any late filings and any failures to file that have occurred since October 1, 2009. Insiders must file three types of ownership reports with the SEC: initial ownership reports, change-in-ownership reports and year-end reports. Under the SEC’s rules, insiders must furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of copies of these reports and on written representations the Company has received, the Company believes that during fiscal 2010 and through the date of this Report its insiders have complied with all applicable Section 16(a) reporting requirements.

Item 14. Principal Accounting Fees and Services
The following table sets forth fees billed to the Company by the Company’s independent auditors for the years ended September 30, 2010 and 2009, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

		Berenfeld, Spritzer,
	Crowe Horwath, LLP	Shechter, & Sheer, LLP
	2010	2010	2009
Audit fees	$82,125	$34,825	$103,175
Audit related fees	—	4,800	1,225
Tax fees	—	4,975	33,400
All other fees	—	—	—

Total Fees	$82,125	$44,600	$137,800

The engagement of Crowe Horwath LLP, Certified Public Accountants, as the Company’s independent registered public accounting firm for the Fiscal year ended September 30, 2010, was ratified and approved by the Board of Directors of the Company on August 19, 2010.
PART IV
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K/A and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.
Dated: January 26, 2011	By:	/s/ Mark A. Libratore
Mark A. Libratore, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Mark A. Libratore	President, Chief Executive Officer and Director	January 26, 2011
Mark A. Libratore	(principal executive officer)

/s/ Robert J. Davis	Chief Financial Officer	January 26, 2011
Robert J. Davis	(principal financial and accounting officer)

/s/ Jeannette Corbett	Director	January 26, 2011
Jeannette Corbett

/s/ Robert Cuillo	Director	January 26, 2011
Robert Cuillo

/s/ Morgan Duke	Director	January 26, 2011
Morgan Duke

/s/ Tyler Wick	Director	January 26, 2011
Tyler Wick