Form 10-Q/A
period 2009-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-02-22
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note — Restatement of Previously Issued Financial Statements
Liberator Medical Holdings, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the interim period ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 11, 2010 (the “Original Filing”), to include restated financial statements as described in Note 3 to the condensed consolidated financial statements. The Company has restated its previously issued condensed consolidated financial statements as of and for the three months ended December 31, 2009, to properly account for the following:
•	The Company’s adoption of accounting principles related to embedded conversion features included in certain convertible notes payable issued in May and October 2008 that became effective for the Company on October 1, 2009.

•	The effect of a change in a valuation allowance that resulted from a change in judgment about the realizability of the related deferred tax asset in future years.

•	In addition, certain reclassifications related to the accounting for deferred advertising costs and deferred income taxes have been made in order to maintain consistency and comparability with our subsequent presentations in fiscal year 2010 on Forms 10-Q and 10-K.
The revisions relate to non-operating and non-cash items for the interim period ended December 31, 2009, and do not impact reported revenues, operating income, or the Company’s cash position. Please refer to Note 3 of the condensed consolidated financial statements below for a detailed analysis of the effects of the restatements on our condensed consolidated financial statements for the three months ended December 31, 2009.
This Form 10-Q/A amends the following items in the Company’s Original Filing:
•	Part I — Item 1 — Condensed Consolidated Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4T — Controls and Procedures

•	Part II — Item 6 — Exhibits
For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings subsequent to the Original Filing with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As Restated
	December 31,	September 30,
	2009	2009
	(unaudited)
Assets
Current Assets
Cash	$2,881	$3,798
Restricted cash	1,053	500
Accounts receivable, net of allowances of $2,717 and $2,327, respectively	4,664	3,850
Inventory, net of allowance for obsolete inventory of $110 and $110, respectively	933	902
Deferred taxes, current portion	1,073	—
Debt issuance costs, current portion	242	347
Other current assets	246	136

Total Current Assets	11,092	9,533
Property and equipment, net of accumulated depreciation of $1,116 and $1,021, respectively	1,726	1,041
Deferred advertising	4,983	3,755
Debt issuance costs, net of current portion	—	7
Deposits	258	123

Total Assets	$18,059	$14,459

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,834	$2,089
Accrued liabilities	560	716
Credit line facility	750	—
Stockholder loans	1,315	1,515
Convertible notes payable, net of unamortized discount of $670 and $292, respectively	5,863	3,893
Derivative liabilities	10,918	—
Capital lease obligations, current portion	77	80
Deferred rent liability, current portion	38	60

Total Current Liabilities	22,355	8,353
Convertible notes payable, net of unamortized discount of $0 and $90, respectively	—	2,447
Capital lease obligations, net of current portion	53	70
Deferred rent liability, net of current portion	185	165
Deferred tax liability	64	—

Total Liabilities	22,657	11,035

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 200,000 shares authorized; 33,298 and 32,462 shares issued, respectively; 33,209 and 32,377 shares outstanding at December 31, 2009 and September 30, 2009, respectively	33	32
Additional paid-in capital	11,870	11,705
Accumulated deficit	(16,451)	(8,272)

	(4,548)	3,465
Less: Treasury stock, at cost; 89 and 85 shares at December 31, 2009 and September 30, 2009, respectively	(50)	(41)

Total Stockholders’ Equity (Deficit)	(4,598)	3,424

Total Liabilities and Stockholders’ Equity (Deficit)	$18,059	$14,459

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2009 and 2008
(Unaudited)
(in thousands, except per share amounts)

	As Restated
	2009	2008
Sales	$9,158	$5,342

Cost of Sales	3,248	1,841

Gross Profit	5,910	3,501

Operating Expenses
Payroll, taxes and benefits	2,169	1,065
Advertising	806	298
Bad debts	655	679
Depreciation	95	66
General and administrative	1,025	882

Total Operating Expenses	4,750	2,990

Income from Operations	1,160	511

Other Income (Expense)
Interest expense	(416)	(273)
Change in fair value of derivative liabilities	(5,098)	—
Interest income	3	8

Total Other Income (Expense)	(5,511)	(265)

Income (Loss) before Income Taxes	(4,351)	246

Benefit from Income Taxes	(1,006)	—

Net Income (Loss)	$(3,345)	$246

Basic earnings (loss) per share:
Weighted average shares outstanding	32,848	32,049
Earnings (Loss) per share	$(0.10)	$0.01

Diluted earnings (loss) per share:
Weighted average shares outstanding	32,848	35,970
Earnings (Loss) per share	$(0.10)	$0.01
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the three months ended December 31, 2009 As Restated
(Unaudited)
 (in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity (Deficit)
Balance at September 30, 2009	32,377	$32	$11,705	$(8,272)	$(41)	$3,424

Cumulative effect of change in accounting principle			(390)	(4,834)		(5,224)
Options issued to employees			125			125
Common stock issued for interest on convertible debt	19	—	45			45
Common stock issued upon conversion of debt	300	—	150			150
Common stock issued for exercise of warrants	355	1	162			163
Common stock issued for employee stock purchase plan	162	—	73			73
Purchase common treasury stock	(4)				(9)	(9)
Net loss				(3,345)		(3,345)

Balance at December 31, 2009	33,209	$33	$11,870	$(16,451)	$(50)	$(4,598)

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2009 and 2008
(Unaudited)
(in thousands)

	Restated
	2009	2008
Cash flow from operating activities:
Net Income (Loss)	$(3,345)	$246

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	905	357
Change in fair value of derivative liabilities	5,098	—
Equity based compensation	133	136
Provision for doubtful accounts and sales returns and adjustments	763	679
Non-cash interest related to convertible notes payable	353	162
Deferred income taxes	(1,009)	—
Amortization of non-cash debt issuance costs	9	10
Changes in operating assets and liabilities:
Accounts receivable	(1,576)	(1,190)
Deferred advertising	(2,037)	(680)
Inventory	(31)	(275)
Other assets	(150)	80
Accounts payable	744	928
Accrued expenses	(179)	6
Deferred rent	(2)	(12)

Net Cash Flow Provided by (Used in) Operating Activities	(324)	447

Cash flow from investing activities:
Purchase of property and equipment	(780)	(29)
Purchase of certificates of deposit	(553)	—

Net Cash Flow Used in Investing Activities	(1,333)	(29)

Cash flow from financing activities:
Proceeds from issuance of convertible notes	—	2,500
Costs associated with issuance of convertible notes	—	(310)
Proceeds from the exercise of warrants	163	—
Proceeds from employee stock purchase plan	56	—
Proceeds from credit line facility	750	—
Purchase of treasury stock	(9)	(3)
Payments of debt and capital lease obligations	(220)	(16)

Net Cash Flow Provided by Financing Activities	740	2,171

Net increase (decrease) in cash	(917)	2,589

Cash at beginning of period	3,798	1,173

Cash at end of period	$2,881	$3,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$105	$93
Cash paid for income taxes	$12	$—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$17
Common stock issued for interest expense	$45	$—
Common stock issued for conversion of debt	$150	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
December 31, 2009
Note 1 — Basis of Presentation (Restated)
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
Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between the periods presented. The following reclassification was made to the fiscal year 2009 financial statements to be consistent with the fiscal year 2010 financial statements presented:
•	On the Consolidated Balance Sheet as of September 30, 2009, $2,016,000 of Deferred Advertising was reclassified from Current Assets to Non-current Assets in order to be consistent with accounting guidance issued for deferred advertising costs.
Note 2 — Summary of Significant Accounting Policies (Restated)
The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, except for the accounting policy related to Derivative Financial Instruments discussed below.
Derivative Financial Instruments
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts with embedded conversion features on convertible debt instruments that must be separated from the host instrument and are not afforded equity classification. These instruments are required to be carried as derivative liabilities, at fair value, in our condensed consolidated financial statements.
Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as assets or liabilities. The changes in fair values at each reporting period, or interim period, are recorded as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Condensed Consolidated Statement of Operations.

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
Recent Accounting Pronouncements
In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.
On October 1, 2009, we adopted Accounting Standards Codification (“ASC”) 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions)” (“ASC 815-40-15”), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Upon adoption of ASC 815-40-15 on October 1, 2009, we reclassified $5,820,000 from stockholders’ equity to derivative liabilities. Additionally, the fair value of the derivative liabilities are adjusted to fair market value at the end of each reporting period. (See Notes 4 and 10 below).
The Company adopted ASC Topic 825-10 Financial Instruments, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009 with no material impact on its condensed consolidated financial statements. The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at December 31, 2009 and September 30, 2009 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as it bears variable interest rate which reflects the current market yield level for comparable loans.
In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures. The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no material impact on its condensed consolidated financial statements.
The Company adopted, ASC Topic 855-10 Subsequent Events effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events through the time it filed its original interim report on Form 10-Q on February 11, 2010.
In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material effect on the condensed consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its condensed consolidated financial statements.
Note 3 — Restatement of Previously Issued Financial Statements (Restated)
On December 9, 2010, the Company concluded that the Company’s previously issued unaudited financial statements as of and for the interim period ended December 31, 2009, contained errors in the application of certain generally accepted accounting principles. The Company has restated its previously issued condensed consolidated financial statements as of and for the three months ended December 31, 2009, to properly account for the following:
•	Previously, the Company had concluded that embedded anti-dilution provisions included in certain convertible notes payable issued in May and October 2008 were indexed to the Company’s own stock under accounting principles that became effective for the Company on October 1, 2009 and did not change the accounting treatment for the embedded conversion features when the guidance became effective for the Company on October 1, 2009. However, after re-evaluating the accounting principles issued and our accounting treatment for the embedded conversion features, the Company concluded that an error was made in the application of the accounting principles, that the embedded anti-dilution provisions are not indexed to the Company’s own stock, and, therefore, they are embedded derivative financial liabilities (the “Embedded Derivatives”) that require bifurcation and separate accounting. Accordingly, the Company should have recorded a cumulative effect adjustment to the opening balance of paid in capital and accumulated deficit on October 1, 2009. In addition, the Company is required to adjust the Embedded Derivatives to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings, recorded as a component of other income (expense) in the Company’s condensed consolidated statement of operations.
•	Previously, the Company included a change in the valuation allowance as an adjustment to the estimated annual tax rate used in the calculation of interim period deferred taxes, which allocated the tax benefits proportionately throughout the four quarters of fiscal year 2010. Based on a re-evaluation of generally accepted accounting principles, the Company recorded the effect of the change in the valuation allowance as a discrete event, which resulted in an additional $1,072,000 in tax benefits during the interim period ending December 31, 2009.
•	In addition, certain reclassifications related to the accounting for deferred advertising costs and deferred income taxes have been made in order to maintain consistency and comparability with our subsequent presentations in fiscal year 2010 on Forms 10-Q and 10-K. The Company had reflected both a current and long term portion of the deferred advertising assets on the condensed consolidated balance sheet as of December 31, 2009. In accordance with an SEC interpretation (SPCH.T.1995.22.Glynn), the SEC would object to the classification of any unamortized cost of advertising as a current asset. As a result, the Company reclassified the amount previously recorded as current assets to non-current assets. The Company had reflected its deferred tax assets and deferred tax liabilities as a consolidated deferred tax liability amount on the condensed consolidated balance sheet as of December 31, 2009. The Company has reclassified the current portion of the deferred tax assets from the consolidated deferred tax liability and presented the amounts separately in accordance with generally accepted accounting principles.

The following tables provide a summary of the amounts restated as of and for the three months ended December 31, 2009 (dollars in thousands, except per share amounts):

		Cumulative
		Effect
	As	Adjustment	Current
	Previously	as of	Period	As
Balance Sheet Data:	Reported	10/1/2009	Effect	Restated
Deferred advertising, current portion	2,678	—	(2,678)	—
Deferred taxes, current portion	—	—	1,073	1,073

Current Assets	12,697	—	(1,605)	11,092
Deferred advertising	2,305	—	2,678	4,983

Total Assets	16,986	—	1,073	18,059

Notes payable, net	$6,286	$(596)	$173	$5,863
Derivative liabilities	—	5,820	5,098	10,918

Current Liabilities	11,860	5,224	5,271	22,355
Deferred tax liability	503	—	(439)	64

Total Liabilities	12,601	5,224	4,832	22,657

Additional Paid in Capital	11,820	(390)	440	11,870
Accumulated Deficit	(7,418)	(4,834)	(5,268)	(16,451)

Total Equity (Deficit)	$4,385	$(5,224)	$(3,759)	$(4,598)

	For the three months ended December 31, 2009
	As	Current
	Previously	Period	As
Statement of Operations Data:	Reported	Effect	Restated
Other Income (Expense):
Interest Expense	$(243)	$(173)	$(416)
Change in fair value of derivative liabilities	—	(5,098)	(5,098)

Total Other Income (Expense)	(240)	(5,271)	(5,511)

Provision for (Benefit from) Income Taxes	66	(1,072)	(1,006)

Net Income (Loss)	$854	$(4,199)	$(3,345)

Basic Earnings (Loss) per Share	$0.03	$(0.13)	(0.10)
Diluted Earnings (Loss) per Share	$0.02	$(0.12)	(0.10)
Note 4 — Fair Value Measurements (Restated)
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

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.

Level 3	—	Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The summary of fair values of financial instruments as of December 31, 2009 (dollars in thousands):

December 31, 2009
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative liabilities (See Note 10 below)	$10,918	$10,918	3	Monte Carlo Simulation model
The Company engaged an independent third party valuation expert to calculate the fair values of the embedded derivative liabilities. Please refer to Note 10 for disclosure of assumptions used to calculate the fair value of the derivative liabilities.
The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2009 (dollars in thousands):

FY 2010
Beginning balance: Derivative liabilities	$—
Adoption of change in accounting principle	5,820
Total loss on change in derivative liabilities	5,098
Purchases, sales, issuances and settlements, net	—

Ending balance: Derivative liabilities	$10,918

Note 5 — Property and Equipment
A summary of property and equipment at December 31, 2009 and September 30, 2009 is as follows (in thousands):

	Estimated	December 31,	September 30,
	Life	2009	2009
Leased equipment	5 years	$582	$582
Transportation equipment	3 years	95	95
Warehouse equipment	5 years	64	56
Office furniture	5 years	339	150
Computer equipment	3 years	150	87
Telephone equipment	5 years	33	33
Rental equipment	7 years	18	18
Web site	3 years	6	6
Server software	3 years	158	130
Training guides	3 years	3	3
Leasehold improvements	5 years	901	889
Signage	3 years	13	13
Fixed assets under construction		480	—

Total property and equipment		2,842	2,062
Less: accumulated depreciation		(1,116)	(1,021)

Property and equipment, net		$1,726	$1,04

The amounts charged to operations for depreciation for the three months ended December 31, 2009 and 2008 were $95,000 and $66,000, respectively.
Note 6 — Deposits
Deposits at December 31, 2009 and September 30, 2009 consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
Deposits on leased equipment	$14	$9
Building rent deposits	64	67
Utility deposits	9	9
Deposits on software consulting	25	25
Deposits for building expansion	66	3
Deposits for professional fees	80	10

Total deposits	$258	$123

Note 7 — Stockholder Loan
The stockholder loan at December 31, 2009 and September 30, 2009 in the amounts of $1,315,000 and $1,515,000, respectively, consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable are non-collateralized and due on demand. However, the notes are subordinated to the senior, unsecured, convertible notes payable discussed below in Note 9. During the three months ended December 31, 2009, $200,000 was paid to Mr. Libratore. As of December 31, 2009, an additional $150,000 has been authorized by the senior note holders, but not paid to Mr. Libratore. Interest expense related to the stockholder loan for the three months ended December 31, 2009 and 2008 were $31,000, and $38,000, respectively.
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
Note 9 — Convertible Notes Payable (Restated)
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
As a result of the cumulative effect adjustment recorded for the Embedded Derivatives, described above in Note 3, the net discounts on the May 2008 note increased by $201,000. Due to the increased discounts on the note, an additional $78,000 was recorded as non-cash interest expense.
Interest expense related to the May 2008 convertible note was $219,000 and $141,000 for the three months ended December 31, 2009 and 2008, respectively.
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

As a result of the cumulative effect adjustment recorded for the Embedded Derivatives, described above in Note 3, the net discounts on the October 2008 note increased by $395,000. Due to the increased discounts on the note, an additional $95,000 was recorded as non-cash interest expense.
Interest expense related to the October 2008 convertible note was $142,000 and $33,000 for the three months ended December 31, 2009 and 2008, respectively.
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
Short-term convertible notes payable consist of the following as of December 31, 2009 (in thousands):

	April’08	May’08	Oct’08
	Notes	Note	Note	Totals
Notes Payable, face amount	$452	$3,500	$2,500	$6,452

Discounts on Notes:
Initial valuation of Warrants	(126)	(610)	(86)	(822)
Initial valuation of Embedded Derivative	—	(930)	(841)	(1,771)
Accumulated Amortization	126	1,239	558	1,923

Total Discounts	—	(301)	(369)	(670)
Accrued Interest	45	17	19	81

Convertible Notes Payable, net	$497	$3,216	$2,150	$5,863

Short-term convertible notes payable consist of the following as of September 30, 2009 (in thousands):

	April’08 Notes	May’08 Note	Totals
Notes Payable, face amount	$601	$3,500	$4,101

Discounts on Notes:
Initial valuation of Warrants	(126)	(610)	(736)
Initial valuation of Beneficial Conversion Options	—	(303)	(303)
Accumulated Amortization	126	621	747

Total Discounts	—	(292)	(292)
Accrued Interest	40	44	84

Convertible Notes Payable, net	$641	$3,252	$3,893

Long-term Convertible notes payable consist of the following at September 30, 2009 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500

Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Beneficial Conversion Option	(86)
Accumulated Amortization	82

Total Discounts	(90)
Accrued Interest	37

Convertible Notes Payable, net	$2,447

NOTE 10 — Derivative Liabilities (Restated)
The May 2008 and October 2008 convertible notes, discussed above in Note 9, contain embedded adjustment features whereby the conversion price will be adjusted if the Company issues additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. Based on accounting principles, discussed above in Note 2, that became effective for the Company on October 1, 2009, the embedded adjustment features are not indexed to the Company’s own stock and, therefore, are embedded derivative financial liabilities (the “Embedded Derivatives”) that require bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of paid in capital and accumulated deficit on October 1, 2009. The cumulative effect adjustment is the difference between the amounts recognized in the balance sheet for the conversion options of the notes payable before initial application of ASC 815-40-15 and the fair values of the Embedded Derivatives at initial application of ASC 815-40-15 on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivatives to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Condensed Consolidated Statement of Operations.
The following is a summary of the cumulative effect adjustment recorded to the Company’s Condensed Consolidated Balance Sheet on October 1, 2009 (in thousands):

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
The cumulative effect of these adjustments was recorded as an increase to total stockholders’ deficit of $5,224,000 as of October 1, 2009.
As of December 31, 2009, the fair values of the Embedded Derivatives for the May 2008 and October 2008 Note were $10,918,000. The increase in fair value of $5,098,000 from October 1, 2009, was recorded as non-cash charge to Other Expenses for the three months ended December 31, 2009. The fair values as of December 31, 2009, were calculated using a simulation model with the following assumptions:

	May 2008 Note	October 2008 Note
Risk-free interest rate:	0.47%	0.47%
Expected term:	0.39 years	0.79 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	51.99%	51.99%
Probability of triggering reset provision:	2.91%	2.11%
Existing conversion price per share	$0.80	$0.75
Company’s stock price per share	$2.18	$2.18
Note 11 — Capital Lease Obligations
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
Note 12 — Stockholders’ Equity
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
In connection with the April 2008 Convertible Notes discussed above in Note 9, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of December 31, 2009, 20,000 of these warrants have been exercised. These remaining 860,000 warrants will expire as follows:

Shares	Expiration Date

263,000	February 2013
100,000	March 2013
497,000	April 2013

The fair value of these warrants of $126,000 and $7,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%
In connection with the convertible note payable issued in May 2008 and discussed above in Note 9, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. In October 2009, the placement agent exercised 350,000 warrants via a cashless exercise, in which the Company issued 192,873 shares of the Company’s common stock. The 4,375,000 warrants held by the note holder are still outstanding as of December 31, 2009 and expire in May 2013.
The fair value of these warrants of $610,000 and $49,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:		3.24%
Expected term:	5	years
Expected dividend yield:		0.00%
Expected volatility:		27.97%
In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 9, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of December 31, 2009, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

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
Note 13 — Basic and Diluted Earnings (Loss) per Common Share (Restated)
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three months ended December 30, 2009 and 2008 (in thousands, except per share amounts):

	For the Quarters Ended
	December 31,
	2009	2008
Numerator:

Net income (loss) — basic	$(3,345)	$246
Effect of dilutive securities:
Convertible debt	—	—

Net income (loss) — diluted	$(3,345)	$246

Denominator:

Weighted average shares outstanding — basic	32,848	32,049
Effect of dilutive securities:
Stock options	—	3,921
Convertible debt	—	—

Weighted average shares outstanding — diluted	32,848	35,970

Earnings per share — basic	$(0.10)	$0.01
Earnings per share — diluted	$(0.10)	$0.01

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share because the impact would have been anti-dilutive for the three months ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Stock options	5,601	975
Warrants	9,946	10,668
Convertible Debt	8,611	8,650

Totals	24,158	20,293

Note 14 — Income Taxes (Restated)
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
The Company had a net income tax benefit for the quarter ended December 31, 2009, of $1,006,000. The Company recognized $1,438,000 in tax benefits due to a change in the valuation allowance as of December 31, 2009. Although the Company had net operating loss carryforwards that completely offsets regular taxable income, the Company incurred alternative minimum tax on its net alternative minimum taxable income of $3,000. In addition, the Company incurred deferred tax expense of $429,000.
The Company’s effective tax rate was approximately 23% and 0% for the three months ended December 31, 2009 and 2008, respectively, which differs from the federal statutory rate of 35% due to the effect of state income taxes, the reduction in valuation allowance, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $5,098,000 of expense for the change in fair value of derivative liabilities. The effective tax rate for the three months ended December 31, 2009, also reflects a $1,438,000 decrease to the valuation allowance for deferred tax assets that management has determined will, more likely than not, be utilized. The effective tax rate for the three months ended December 31, 2008, reflects the utilization of net operating losses from previous years.
Note 15 — Commitments
The Company leases property and telephone equipment under operating leases that expire at various times through June 2014. Future minimal rental commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2009 are as follows (in thousands):

Amount
Fiscal year ending September 30:
2010	$432
2011	661
2012	608
2013	161
2014	121

$1,983

Rent expense for the three months ended December 31, 2009 and 2008 was $164,000 and $120,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company, included in our Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Results of Operations
The following table summarizes the results of operations for the three months ended December 31, 2009 and 2008, including percentage of sales (dollars in thousands):

	As Restated
	2009		2008
	Amount	%	Amount	%
Sales	$9,158	100.0	$5,342	100.0
Cost of Sales	3,248	35.5	1,841	34.5

Gross Profit	5,910	64.5	3,501	65.5
Operating Expenses	4,750	51.9	2,990	56.0

Income from Operations	1,160	12.7	511	9.6
Other Income (Expense)	(5,511)	(60.2)	(265)	(5.0)

Income (Loss) Before Income Taxes	(4,351)	(47.5)	246	4.6
Benefit from Income Taxes	(1,006)	(11.0)	—	—

Net Income (Loss)	$(3,345)	(36.5)	$246	4.6

Revenues:
Sales for the three months ended December 31, 2009, increased by $3,816,000, or 71.4%, to $9,158,000, compared with sales of $5,342,000 for the three months ended December 31, 2008. The increase was due to our direct-response advertising campaign to obtain new mail order customers. Our direct-response advertising costs for the three months ended December 31, 2009, were $2,037,000 compared to $713,000 for the three months ended December 31, 2008.

Gross Profit:
Gross profit for the three months ended December 31, 2009, increased by $2,409,000, or 68.8%, to $5,910,000, compared with gross profit of $3,501,000 for the three months ended December 31, 2008. The increase was attributed to our increased sales volume for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. As a percentage of sales, gross profit decreased by 1.0% to 64.5% of sales for the three months ended December 31, 2009, compared to 65.5% of sales for the three months ended December 31, 2008. The 1.0% decrease in profit margins is primarily the result of product mix.
Operating Expenses:
The following table provides a breakdown of our operating expenses for the three months ended December 31, 2009 and 2008, including percentage of sales (dollars in thousands):

	As Restated
	2009		2008
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$2,169	23.7	$1,065	20.0
Advertising	806	8.8	298	5.6
Bad debts	655	7.2	679	12.7
Depreciation	95	1.0	66	1.2
General and administration	1,025	11.2	882	16.5

Total Operating Expenses	$4,750	51.9	$2,990	56.0

Operating expenses for the three months ended December 31, 2009, were $4,750,000, or 51.9% of revenue, compared with $2,990,000, or 56.0% of revenue for the three months ended December 31, 2008. The increase in operating expenses is primarily attributed to increased spending levels for additional employees, advertising costs, rent and other administration costs to support our sales growth.
Income from Operations:
Income from operations for the three months ended December 31, 2009, increased $649,000 to $1,160,000, compared with $511,000 for the three months ended December 31, 2008. As a percentage of sales, operating income improved by 3.1% to 12.7% of sales for the three months ended December 31, 2009, compared to 9.6% of sales for the three months ended December 31, 2008. The increase in operating income and margins for the three months ended December 31, 2009, is attributed to our increased sales volumes at lower levels of incremental operating expenses, as a percentage of sales.
Other Income (Expense):
The following table shows a breakdown of other income (expense) for the three months ended December 31, 2009 and 2008 (dollars in thousands):

	As Restated
	2009	2008
Other Income (Expense):
Interest Expense	$(416)	$(273)
Change in fair value of derivative liabilities	(5,098)	—
Interest income	3	8

Total Other Income (Expense)	$(5,511)	$(265)
Other income (expense) is predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for the three months ended December 31, 2009 and 2008, respectively, totaled $5,407,000 and $162,000.

Interest expense increased by $143,000 to $416,000 for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. As a result of accounting guidance that became effective for us on October 1, 2009, we are required to bifurcate and separately account for embedded anti-dilution provisions contained in certain convertible notes issued in May and October 2008 as derivative liabilities. Accordingly, on October 1, 2009, we recorded a cumulative effect adjustment that increased the value of the discounts on our convertible debt issued in May and October 2008, which resulted in an additional $173,000 of non-cash interest expense for the three months ended December 31, 2009.
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

Change in
	Closing	Fair Value of
	Market	Derivative
	Price of	Liabilities
	Common	Income /
	Stock	(Expense)
Interim period ending:
September 30, 2009, Q4 2009	$1.45	$ n/a
December 31, 2009, Q1 2010	2.18	(5,098)
Liquidity and Capital Resources
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended December 31, 2009 and 2008 (dollars in thousands):

	For the Quarters Ended
	December 31,
	As Restated
	2009	2008
Cash Flows:
Net cash provided by (used in) operating activities	$(324)	$447
Net cash used in investing activities	(1,333)	(29)
Net cash provided by financing activities	740	2,171

Net increase (decrease) in cash	(917)	2,589
Cash at beginning of period	3,798	1,173

Cash at end of period	$2,881	$3,762

The Company had cash of $2,881,000 at December 31, 2009, compared to cash of $3,798,000 at September 30, 2009, a decrease of $917,000. The decrease in cash for the three months ended December 31, 2009, is primarily due to our accelerated direct-response advertising campaign and the build out of our new 24,000 square foot facility during the quarter, partially offset by borrowings from our credit line facility.
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

Operating Activities
Net cash used in operating activities decreased to $324,000 during the three months ended December 31, 2009, as compared to net cash provided by operating activities of $447,000 during the three months ended December 31, 2008. The decrease is primarily a result of our increased direct-response advertising spend.
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
Outlook
The Company has experienced tremendous growth over the past two and a half years. We have built an infrastructure and business model that are capable of generating a substantially higher sales volume at reduced levels of incremental cost. In an effort to continue our growth, we have accelerated our advertising efforts to attract new customers and expanded our operations to service our new and existing customers. The outlook for demand for our products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to continue to increase over the next nine months due to our advertising and marketing programs. The Company does not anticipate any major changes in Medicare reimbursement in 2010, nor in any other reimbursement programs available from other third-party payers.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company’s internal control over financial reporting described below.
Change in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of the restatement of our financial statements for the interim periods ending December 31, 2009, March 31, 2010, and June 30, 2010, our Chief Executive Officer and Principal Financial Officer re-assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Based on that assessment, management identified the following material weaknesses:
•	Assess and Identify the Impact of Recently Issued Accounting Pronouncements: The Company’s procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by the Company’s failure to timely identify the impact of ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions),“which became effective for the Company on October 1, 2009. The Company did not become aware of the new guidance until June 2010, and the impacts of the accounting guidance were not properly identified by the Company until December 2010. As a result, the Company determined that the previously issued interim financial statements for fiscal year 2010 should no longer be relied upon, which resulted in the restatement of the interim financial statements for the interim period ending December 31, 2009. The Company plans to file restated interim financial statements for the interim periods ending March 31, 2010, and June 30, 2010.

•	Accounting for Derivative Financial Instruments: Management has identified a material weakness related to accounting for embedded derivatives included in certain convertible notes payable that were outstanding when ASC 815-40-15 became effective for the Company on October 1, 2009. When the Company first assessed the impacts of ASC 815-40-15, management erred in its conclusion that certain embedded derivatives met the scope exceptions of ASC 815-40-15 and did not require adjustments to its accounting. The Company lacked a technical review process which might have enabled the Company to identify the error and prevent a misstatement of the Company’s interim financial statements.

•	Accounting for Direct-Response Advertising Costs: Management has identified a material weakness related to the classification and measurement of our capitalized direct-response advertising costs due to the following:
–	The Company had not previously defined what constituted a “separate stand-alone cost pool” as defined by ASC 340-20-35-1.

–	The amortization of capitalized direct-response advertising costs was not calculated by taking the ratio of current period revenues over the total period revenues associated with each cost pool as required by ASC 340-20-35-3.

–	Prior to September 30, 2010, the Company had reflected both a current and long term portion of the assets on the consolidated balance sheet. In accordance with an SEC interpretation (SPCH.T.1995.22.Glynn), the SEC would object to the classification of any unamortized cost of advertising as a current asset. This resulted in the Company reclassifying the fiscal year 2009 comparative balance to conform to the current fiscal year classification.
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
During the three months ended December 31, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.
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
/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	February 22, 2011
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	February 22, 2011