Form 10-Q
period 2010-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-02-22
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 000-05663
LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0267292 (I.R.S. Employer Identification No.)
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
Yes ☐   No ☑
APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 16, 2011

Common Stock, $.001	47,995,600

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of December 31, 2010 (unaudited) and September 30, 2010
(In thousands, except dollar per share amounts)

	December	September
	31, 2010	30, 2010
Assets
Current Assets:
Cash	$7,430	$7,428
Accounts receivable, net of allowance of $3,748 and $3,312, respectively	6,408	6,744
Inventory, net of allowance for obsolete inventory of $110 and $110, respectively	2,471	1,985
Deferred taxes, current portion	1,462	1,696
Prepaid and other current assets	436	355

Total Current Assets	18,207	18,208
Property and equipment, net of accumulated depreciation of $1,648 and $1,527, respectively	1,769	1,862
Deferred advertising	12,048	10,006
Other assets	197	139

Total Assets	$32,221	$30,215

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,630	$3,826
Accrued liabilities	839	1,077
Derivative liabilities	—	1,698
Stockholder loans	—	565
Convertible notes payable, net of unamortized discount of $21	—	2,516
Other current liabilities	142	146

Total Current Liabilities	6,611	9,828
Deferred tax liability	1,963	1,826
Other long-term liabilities	109	145

Total Liabilities	8,683	11,799

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,085 and 44,707 shares issued, respectively; 47,996 and 44,617 shares outstanding at December 31, 2010, and September 30, 2010, respectively	48	45
Additional paid-in capital	34,204	28,927
Accumulated deficit	(10,664)	(10,506)
Treasury stock, at cost; 89 shares at December 31, 2010, and September 30, 2010	(50)	(50)

Total Stockholders’ Equity	23,538	18,416

Total Liabilities and Stockholders’ Equity	$32,221	$30,215

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2010 and 2009
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2010	2009
Sales	$12,204	$9,158

Cost of Sales	4,336	3,248

Gross Profit	7,868	5,910

Operating Expenses
Payroll, taxes and benefits	2,841	2,169
Advertising	1,901	806
Bad debts	892	655
Depreciation	166	95
General and administrative	925	1,025

Total Operating Expenses	6,725	4,750

Income from Operations	1,143	1,160

Other Income (Expense)
Interest expense	(31)	(416)
Change in fair value of derivative liabilities	(902)	(5,098)
Interest income	2	3
Gain on sale of assets	2	--

Total Other Income (Expense)	(929)	(5,511)

Income (Loss) before Income Taxes	214	(4,351)

Provision for (Benefit from) Income Taxes	372	(1,006)

Net Loss	$(158)	$(3,345)

Basic and Diluted earnings (loss) per share:
Weighted average shares outstanding	47,419	32,848
Earnings (loss) per share	$(0.00)	$(0.10)
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended December 31, 2010
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at October 1, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

Options issued to employees and directors			128			128
Common stock issued upon conversion of debt	3,333	3	5,097			5,100
Common stock issued for employee stock purchase plan	46	—	52			52
Net loss				(158)		(158)

Balance at December 31, 2010	47,996	$48	$34,204	$(10,664)	$(50)	$23,538

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2010 and 2009
(Unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2010	2009
Cash flow from operating activities:
Net Loss	$(158)	$(3,345)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,011	905
Change in fair value of derivative liabilities	902	5,098
Equity based compensation	128	133
Provision for doubtful accounts and sales returns and adjustments	980	763
Non-cash interest related to convertible notes payable	21	353
Deferred income taxes	371	(1,009)
Amortization of non-cash debt issuance costs	—	9
Gain on sale of assets	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(643)	(1,576)
Deferred advertising	(3,887)	(2,037)
Inventory	(486)	(31)
Other assets	(140)	(150)
Accounts payable	1,804	744
Accrued expenses	(283)	(179)
Other liabilities	(21)	(2)

Net Cash Flow Provided by (Used in) Operating Activities	597	(324)

Cash flow from investing activities:
Purchase of property and equipment	(75)	(780)
Proceeds from the sale of assets	3	—
Purchase of certificates of deposit	—	(553)

Net Cash Flow Used in Investing Activities	(72)	(1,333)

Cash flow from financing activities:
Proceeds from the exercise of warrants	—	163
Proceeds from employee stock purchase plan	59	56
Proceeds from credit line facility	—	750
Purchase of treasury stock	—	(9)
Payments of debt and capital lease obligations	(582)	(220)

Net Cash Flow Provided by (Used in) Financing Activities	(523)	740

Net increase (decrease) in cash	2	(917)

Cash at beginning of period	7,428	3,798

Cash at end of period	$7,430	$2,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$47	$105
Cash paid for income taxes	$—	$12

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for interest expense	$—	$45
Common stock issued for conversion of debt	$5,100	$150
See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
December 31, 2009
Note 1 — Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2010 that were filed with the SEC on January 13, 2011, and January 28,2011, respectively. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.
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
Note 2 — Summary of Significant Accounting Policies
The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.
Recent Accounting Pronouncements
In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The guidance adopted on January 1, 2010 did not have a material impact on the Company’s financial statements. Adoption of the remaining guidance is not expected to have a material impact on the Company’s financial statements.
Note 3 — Stockholder Loans
The stockholder loans at September 30, 2010 in the amounts of $565,000 consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable were non-collateralized and due on demand. However, the notes were subordinated to the senior, unsecured, convertible notes payable discussed below in Note 5. During the three months ended December 31, 2010, $565,000 of principal was repaid to Mr. Libratore. Interest expense related to the stockholder loans for the three months ended December 31, 2010 and 2009 were $4,000, and $31,000, respectively.
Note 4 — Credit Line Facility
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
Interest expense related to the credit line facility for the three months ended December 31, 2010 and 2009, was $0 and $2,000, respectively.
Note 5 — Convertible Notes Payable
April 2008 Convertible Notes
On April 11, 2008, the Company closed a private placement consisting of convertible notes and warrants for $804,000, of which $598,000 were cash proceeds and $206,000 were prior year debt exchanged for the convertible notes. The notes were convertible into shares of our common stock at an initial conversion price of $0.50 per share, subject to adjustment, and matured one year after issuance. The notes were senior unsecured obligations of our Company and accrued interest at an annual rate of twelve percent (12%) per annum, payable at maturity. The warrants have a term of five years and are exercisable from the date of their issuance until their expiration at a price of $1.00 per share. In addition, we issued a warrant to the placement agent exercisable for up to 51,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.
As of December 31, 2010, $711,000 of the notes has been converted into 1,422,000 shares of the Company’s common stock and $93,000 of the notes has been redeemed for cash.
Interest expense related to the April 2008 convertible notes was $0 and $16,000 for the three months ended December 31, 2010 and 2009, respectively.
May 2008 Convertible Note
On May 22, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $3,500,000. The note was convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matured on May 22, 2010. The note was a senior unsecured obligation of ours and accrued interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note was unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note could have been reduced if, among other things, we issued shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The Company concluded that the adjustment feature for the conversion price of the note was not indexed to the Company’s own stock and, therefore, was an embedded derivative financial liability that required bifurcation and separate accounting. The warrants have a term of 5 years and are exercisable for up to 4,375,000 shares of our common stock at an exercise price of $1.00 per share. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. The Company has concluded that the adjustment feature for the exercise price of the warrants is indexed to the Company’s own stock, and, accordingly, has classified the warrants as equity instruments. In addition, we issued a warrant to the placement agent exercisable for up to 350,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.

In May 2009, the Company entered into a Waiver Agreement with the note holder of the May 2008 convertible notes discussed above. As part of the Waiver Agreement, the note holder agreed to accept 104,137 shares of the Company’s common stock, with a fair market value of $68,000, in lieu of the Company’s obligation to pay cash in the amount of $52,000 for interest payment that was due May 15, 2009 under the original terms of the notes. As a result of this transaction, the Company incurred an additional $16,000 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the note were in all other respects unchanged.
On May 11, 2010, the $3,500,000 note was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share.
Interest expense related to the May 2008 convertible note was $0 and $219,000 for the three months ended December 31, 2010 and 2009, respectively.
October 2008 Convertible Note
On October 17, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $2,500,000. The note was convertible into shares of our common stock at an initial conversion price of $0.75 per share, subject to adjustment, and matured on October 17, 2010. The note was a senior unsecured obligation of ours and accrued interest at the rate of 3% per annum, paid semi-annually on each October 15 and April 15. The note was unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note could have been reduced if, among other things, we issued shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The Company concluded that the adjustment feature for the conversion price of the note was not indexed to the Company’s own stock and, therefore, was an embedded derivative financial liability that required bifurcation and separate accounting. The warrants have a term of 3 years and are exercisable for up to 1,166,667 shares of our common stock at an exercise price $1.25 per share. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. The Company has concluded that the adjustment feature for the exercise price of the warrants is indexed to the Company’s own stock, and, accordingly, has classified the warrants as equity instruments. In addition, we issued a warrant to the placement agent exercisable for up to 266,667 shares of our common stock on terms substantially similar to the warrants issued in connection with the note described above.
In May 2009, the Company entered into Waiver Agreement with the note holder of the October 2008 convertible note discussed above. As part of the Waiver Agreement, the note holder agreed to accept 67,808 shares of the Company’s common stock, with a fair market value of $37,000, in lieu of the Company’s obligation to pay cash in the amount of $34,000 for interest payments that were due April 15, 2009 under the original terms of the note. As a result of this transaction, the Company incurred an additional $3,000 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the notes were in all other respects unchanged.
In October 2009, the Company entered into a Waiver Agreement with the note holder of the October 2008 convertible note discussed above. As part of the Waiver Agreement, the note holder agreed to accept 18,101 shares of the Company’s common stock, with a fair market value of $45,000, in lieu of the Company’s obligation to pay cash in the amount of $38,000 for an interest payments that was due October 15, 2009, under the original terms of the note. As a result of this transaction, the Company incurred an additional $7,000 of interest expense that would not have been incurred if the Company had paid the interest due in cash. The rights and obligations of the note holder and the Company with respect to any future interest payments and the other terms of the note were in all other respects unchanged.

On October 15, 2010, the $2,500,000 note was converted into 3,333,333 shares of the Company’s common stock at a conversion price of $0.75 per share.
Interest expense related to the October 2008 convertible note was $24,000 and $142,000 for the three months ended December 31, 2010 and 2009, respectively.
Short-term convertible notes payable consist of the following as of September 30, 2010 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500

Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Bifurcated Embedded Derivative	(841)
Accumulated Amortization	906

Total Discounts	(21)
Accrued Interest	37

Convertible Notes Payable, net	$2,516

NOTE 6 — Derivative Liabilities
The May 2008 and October 2008 convertible notes, discussed above in Note 5, contained embedded adjustment features whereby the conversion price could have been adjusted if the Company had issued additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. The embedded adjustment features were not indexed to the Company’s own stock and, therefore, were embedded derivative financial liabilities (the “Embedded Derivatives”) that required bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of retained earnings on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivatives to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.
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
As of December 31, 2009, the fair values of the Embedded Derivatives for the May 2008 and October 2008 Notes were $10,918,000. The increase in fair value of $5,098,000 from October 1, 2009, was recorded as non-cash charge to Other Expenses for the three months ended December 31, 2009. The fair values as of December 31, 2009, were calculated using a Monte Carlo simulation model with the following assumptions:

	May 2008 Note	October 2008 Note
Risk-free interest rate:	0.47%	0.47%
Expected term:	0.39 years	0.79 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	51.99%	51.99%
Probability of triggering reset provision:	2.91%	2.11%
Existing conversion price per share	$0.80	$0.75
Company’s stock price per share	$2.18	$2.18

On May 11, 2010, the May 2008 Note for $3,500,000 was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share. The fair value of the Embedded Derivative for the May 2008 Note as of the conversion date was $4,813,000 and was transferred from derivative liabilities to additional paid-in capital.
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
On October 15, 2010, the $2.5 million convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000, which was the intrinsic value of the conversion, based on the Company’s stock price as of the conversion date. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion on October 15, 2010, $902,000 was recorded as an additional non-cash charge to earnings for the three months ended December 31, 2010. As a result of the conversion, $2,600,000 was transferred into additional paid in capital.
Note 7 — Stockholders’ Equity
Warrants
A summary of warrants issued, exercised and expired during the three months ended December 31, 2010, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at September 30, 2010	7,393,334	$1.14
Issued	—	—
Exercised	—	—
Expired	(370,417)	1.59

Balance at December 31, 2010	7,022,917	$1.12

Employee & Director Stock Options
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
On October 21, 2010, Tyler Wick was appointed to the Board of Directors of the Company. As part of the compensation for his services as a director, Mr. Wick was granted an option, vesting over two years, to purchase 50,000 shares of common stock at $1.50 per share.
On December 29, 2010, the Board of Directors of the Company approved a grant of 450,000 stock options under the 2007 Stock Plan to employees with an exercise price of $1.20 per share for 375,000 shares of the grant and an exercise price of $1.32 per share for 75,000 shares of the grant. The options vest 25% on January 1, 2011, 25% on July 1, 2011, 25% on January 1, 2012, and 25% on July 1, 2012.
The weighted-average grant date fair value of options granted during the three months ended December 31, 2010 and 2009, was $0.40 and $1.03, respectively. There were no options exercised during the three months ended December 31, 2010 and 2009. The fair values of stock-based awards granted during the three months ended December 31, 2010 and 2009, were calculated with the following weighted-average assumptions:

	2010	2009
Risk-free interest rate:	1.05%	1.38%
Expected term:	3 years	3 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	48.91%	66.35%
For the three months ended December 31, 2010 and 2009 the Company recorded $118,000 and $55,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of December 31, 2010, there is $343,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.8 years.
Stock option activity for the three months ended December 31, 2010 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at September 30, 2010	1,655,000	$0.92	3.07	$671,850
Granted	500,000	1.25
Expired or forfeited	—	—

Options outstanding at December 31, 2010	2,155,000	$1.00	3.51	$698,100

Options exercisable at December 31, 2010	1,143,750	$0.84	2.84	$524,813
Options vested or expected to vest at December 31, 2010	2,155,000	$1.00	3.51	$698,100
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

As of December 31, 2010, 237,840 shares of the Company’s common stock have been purchased through the ESPP, using $168,000 of proceeds received from employee payroll deductions. For the three months ended December 31, 2010 and 2009, the Company received $59,000 and $56,000, respectively, through payroll deductions under the ESPP.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the three months ended December 31, 2010 and 2009, the Company recognized $9,000 and $70,000, respectively, of compensation expense related to the ESPP.
Note 8 — Income Taxes
The Company had a net income tax provision for the quarter ended December 31, 2010, of $372,000. Although the Company had net operating loss carry-forwards which completely offsets regular taxable income, the Company incurred alternative minimum tax on its net alternative minimum taxable income of $1,000. In addition, the Company incurred deferred tax expense of $371,000.
The Company’s effective tax rate was approximately 174% and 23% for the three months ended December 31, 2010 and 2009, respectively, which differ from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of expense related to the change in fair value of derivative liabilities. The effective tax rate for the three months ended December 31, 2009, also reflects a $1,438,000 decrease to the valuation allowance for deferred tax assets which management has determined will, more likely than not, be utilized.
Note 9 — Subsequent Event
On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “Line of Credit Agreement”) with PNC Bank, National Association (the “Lender”). Pursuant to the Line of Credit Agreement, the Lender will provide a maximum of Eight Million Five Hundred Thousand Dollars ($8,500,000) of revolving credit secured by the Company’s personal property, including inventory and accounts receivable Interest is payable on any advance at LIBOR plus 2.75%. Advances under the Line of Credit Agreement are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The Line of Credit Agreement expires in February 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. When used in this quarterly report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, under the caption “Risk Factors,” could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company, included in our Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2010, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Overview
We are a leading national direct-to-consumer provider of quality medical supplies to Medicare-eligible seniors. Liberator Medical Supply, Inc. (“LMS”), a wholly-owned subsidiary of the Company, is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits. An Exemplary Provider™ accredited by The Compliance Team, our Company’s unique combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator is recognized for offering a simple, reliable way to purchase medical supplies needed on a regular, ongoing, repeat-order basis, with the convenience of direct billing to Medicare and private insurance. Liberator’s revenue primarily comes from supplying products to meet the rapidly growing requirements of general medical supplies, primarily diabetes supplies, catheters, ostomy supplies and mastectomy fashions. Customers may purchase by phone, mail, or Internet, with repeat orders confirmed with the customer and shipped when needed.
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
Results of Operations
The following table summarizes the results of operations for the three months ended December 31, 2010 and 2009, including percentage of sales (dollars in thousands):

	2010		2009
	Amount	%	Amount	%
Sales	$12,204	100.0	$9,158	100.0
Cost of Sales	4,336	35.5	3,248	35.5

Gross Profit	7,868	64.5	5,910	64.5
Operating Expenses	6,725	55.1	4,750	51.9

Income from Operations	1,143	9.4	1,160	12.7
Other Income (Expense)	(929)	(7.6)	(5,511)	(60.2)

Income (Loss) Before Income Taxes	214	1.8	(4,351)	(47.5)
Provision for (benefit from) Income Taxes	372	3.1	(1,006)	(11.0)

Net Loss	$(158)	(1.3)	$(3,345)	(36.5)

Revenues:
Sales for the three months ended December 31, 2010, increased by $3,046,000, or 33.3%, to $12,204,000, compared with sales of $9,158,000 for the three months ended December 31, 2009. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to obtain new customers and our dedication to customer service to retain our recurring customer base. Our direct-response advertising expenditures for the three months ended December 31, 2010, were $3,887,000 compared to $2,037,000 for the three months ended December 31, 2009.
Gross Profit:
Gross profit for the three months ended December 31, 2010, increased by $1,958,000, or 33.1%, to $7,868,000, compared with gross profit of $5,910,000 for the three months ended December 31, 2009. The increase was attributed to our increased sales volume for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.
Operating Expenses:
The following table provides a breakdown of our operating expenses for the three months ended December 31, 2010 and 2009, including percentage of sales (dollars in thousands):

	2010		2009
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$2,841	23.3	$2,169	23.7
Advertising	1,901	15.6	806	8.8
Bad debts	892	7.3	655	7.2
Depreciation	166	1.4	95	1.0
General and administration	925	7.6	1,025	11.2

Total Operating Expenses	$6,725	55.1	$4,750	51.9

Payroll, taxes and benefits increased by $672,000, or 31.0%, to $2,841,000 for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The increase is primarily attributed to an increase in the number of employees to support our increased sales volume. We have chosen to invest in recruiting, hiring, and training additional staff ahead of our advertising schedule, which helps us achieve compliance on many fronts and maintain the quality of our customer service. As of December 31, 2010, we had 223 active employees compared to 187 at December 31, 2009.
Advertising expenses increased by $1,095,000, or 135.9%, to $1,901,000 for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The rest of our advertising expenses are for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three months ended December 31, 2010, and 2009 (dollars in thousands):

	2010	2009
Advertising Expenses:
Amortization of direct-response costs	$1,845	$809
Other advertising expenses	56	(3)

Total Advertising Expenses	$1,901	$806

As of December 31, 2010, we have $12,048,000 of deferred advertising costs that will be expensed over a period between four and six years based on probable future net revenues updated at each reporting period and expected to result directly from such advertising.
Bad debt expenses increased by $237,000, or 36.2%, to $892,000 for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The increases in bad debt expenses are due primarily to our increased sales levels.
Depreciation expense increased by $71,000, or 74.7%, to $166,000 for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The increase in depreciation expense is primarily attributed to the build out of an additional 24,000 square foot facility during the first six months of fiscal year 2010 to house our expanding workforce and provide the capacity necessary to support our future sales growth. Purchases of property and equipment totaled $75,000 and $780,000 during the three months ended December 31, 2010 and 2009, respectively.
General and administrative expenses decreased by $100,000, or 9.8%, to $925,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The decreases are due to the reduction of amortization costs associated with debt issuance costs, professional fees, and office expense; partially offset by increases in software costs, equipment lease payments, and compensation for the board of directors. As a percentage of sales, general and administrative expenses have decreased from 11.2% for the three months ended December 31, 2009, to 7.6% for the three months ended December 31, 2010.
Income from Operations:
Income from operations for the three months ended December 31, 2010, decreased by $17,000 to $1,143,000, compared to the three months ended December 31, 2009. The decrease in operating income is attributed to our increased investments in payroll, facilities, and advertising costs, partially offset by a reduction in general and administrative costs.
Other Income (Expense):
The following table shows a breakdown of other income (expense) for the three months ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Other Income (Expense):
Interest Expense	$(31)	$(416)
Change in fair value of derivative liabilities	(902)	(5,098)
Gain on sale of assets	2	—
Interest income	2	3

Total Other Income (Expense)	$(929)	$(5,511)
Other income (expense) is predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for the three months ended December 31, 2010 and 2009, respectively, totaled $923,000 and $5,406,000.
Interest expense decreased by $384,000 to $31,000 for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The decrease in interest expense was due to reduced levels of debt during the three months ended December 31, 2010, as a result of the conversion of $6,452,000 of notes into shares of our common stock and $1,315,000 of principal payments towards shareholder loans since December 31, 2009.

We are required to adjust the embedded derivative liabilities to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings. The changes in fair value of the derivative liabilities at each interim period are very sensitive to changes in the market price for our common stock. When the market price of our common stock increases, the fair value of the embedded derivatives increases, resulting in additional non-cash charges to our earnings. Conversely, when the market price for our common stock declines, the fair value of the embedded derivatives decreases, resulting in non-cash benefits to our earnings. The following table illustrates the changes in the market price of our common stock and the changes in fair value of the derivative liabilities recorded in fiscal year 2010 and the three months ended December 31, 2010 (dollars in thousands, except per share amounts):

		Change in
	Closing	Fair Value of
	Market	Derivative
	Price of	Liabilities
	Common	Income /
	Stock	(Expense)
Interim period ending:
September 30, 2009, Q4 FY 2009	$1.45	$ n/a
December 31, 2009, Q1 FY 2010	2.18	(5,098)
March 31, 2010, Q2 FY 2010	2.20	(59)
June 30, 2010, Q3 FY 2010	1.49	3,698
September 30, 2010, Q4 FY 2010	1.26	768
October 15, 2010, Q1 FY 2011 (Conversion Date of $2.5 million note)	1.53	(902)

Total change in fair value of derivative liabilities		$(1,593)

As a result of the increase in fair value of the embedded derivatives from October 1, 2009 to December 31, 2009, $5,098,000 was recorded as a non-cash charge to earnings for the three months ended December 31, 2009.
On May 11, 2010, the $3.5 million convertible note issued in May 2008 was converted into shares of our common stock at a conversion price of $0.80 per share. As of September 30, 2010, derivatives liabilities had a remaining balance of $1,698,000, which is related to the embedded derivative contained in the $2.5 million convertible note due October 17, 2010.
On October 15, 2010, the $2.5 million convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion on October 15, 2010, $902,000 was recorded as an additional non-cash charge to earnings for the three months ended December 31, 2010. As a result of the conversion, $5.1 million, which is the balance of the derivative liabilities plus the face value of the convertible note, was transferred into additional paid in capital, eliminating any additional exposure to changes in fair value of the derivative liabilities associated with the convertible debt issued in May and October 2008 since the notes have been converted into shares of our common stock.
Income Taxes:
The provision for income taxes was $372,000 for the three months ended December 31, 2010. The effective tax rate was approximately 174% of the income before income taxes of $214,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the three months ended December 31, 2010.
The benefit for income taxes was $1,006,000 for the three months ended December 31, 2009. The effective tax rate was approximately 23% of the loss before income taxes of $4,351,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes, a $1,438,000 decrease to the valuation allowance for deferred tax assets that management has determined will, more likely than not, be utilized, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $5,098,000 of expense for the change in fair value of derivative liabilities.

Liquidity and Capital Resources
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended December 31, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended
	December 31,
	2010	2009
Cash Flows:
Net cash provided by (used in) operating activities	$597	$(324)
Net cash used in investing activities	(72)	(1,333)
Net cash provided by (used in) financing activities	(523)	740

Net increase (decrease) in cash	2	(917)
Cash at beginning of period	7,428	3,798

Cash at end of period	$7,430	$2,881

The Company had cash of $7,430,000 at December 31, 2010, compared to cash of $7,428,000 at September 30, 2010, an increase of $2,000. The increase in cash for the three months ended December 31, 2010, is primarily due to $597,000 of cash generated from operating activities and $59,000 of proceeds from the employee stock purchase plan, partially offset by payments of $582,000 on our debt obligations and $75,000 for purchases of property and equipment.
Operating Activities
During the three months ended December 31, 2010, cash provided by operations was $597,000, which was the result of a net loss of $158,000 plus non-cash charges of $4,411,000 less changes in operating assets and liabilities of $3,656,000. The non-cash charges consist primarily of $1,845,000 for amortization of deferred advertising costs, $902,000 for the change in fair value of derivative liabilities, $892,000 for bad debt expense, $371,000 for deferred income taxes, $166,000 for depreciation, $128,000 for equity based compensation associated with employee and director stock options, and $87,000 for increase in reserve for returns and adjustments. The changes in operating assets and liabilities for the three months ended December 31, 2010 consist of $3,887,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $643,000 and inventory of $486,000 as a result of our increased sales, and a decrease of $283,000 for accrued expenses primarily related to the payment of management incentives in October 2010, partially offset by an increase in accounts payable of $1,804,000 due to increased purchases and improved vendor payment terms for our higher volume items.
During the three months ended December 31, 2009, cash used in operations was $324,000, which was the result of a net loss of $3,345,000 plus non-cash charges of $6,252,000 less changes in operating assets and liabilities of $3,231,000. The non-cash charges consist primarily of $5,098,000 for the change in fair value of derivative liabilities, $809,000 for amortization of deferred advertising costs, $655,000 for bad debt expense, $353,000 for non-cash interest expense related to convertible notes payable, $133,000 for equity based compensation associated with employee and director stock options, $107,000 for increase in the reserve for returns and adjustments, and $95,000 for depreciation; less, $1,009,000 for deferred income taxes. The changes in operating assets and liabilities for the three months ended December 31, 2009, consist of $2,037,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $1,576,000 and inventory of $31,000 as a result of our increased sales, and a decrease of $179,000 for accrued expenses primarily related to the payment of management incentives in October 2009, partially offset by an increase in accounts payable of $744,000 due to increased purchases.
Investing Activities
During the three months ended December 31, 2010, we purchased $75,000 of property and equipment to support our continued growth.
During the three months ended December 31, 2009, we purchased $780,000 of property and equipment primarily related to the build out of our new 24,000 square foot facility, into which we moved in January 2010. In addition, we purchased a $550,000 certificate of deposit as additional security for a $1,000,000 credit line facility discussed above in Note 4 of the unaudited condensed consolidated financial statements.

Financing Activities
During the three months ended December 31, 2010, cash used in financing activities was $523,000, which included payments of $582,000 towards our debt obligations, partially offset by $59,000 of proceeds from our employee stock purchase plan.
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
Outlook
The Company has experienced substantial growth over the past three fiscal years despite the downturn in the U.S. economy. We have increased sales for eleven consecutive quarters. Our growth has been driven by our direct response marketing campaign, primarily through television ads at remnant (discounted) rates. Based on information from our media buying agents, we believe that demand for television time slots within the direct response advertising market has increased over the last fiscal year, creating a more competitive environment within this medium. Although customer acquisition costs remain at acceptable levels, during fiscal year 2010 and the first three months of fiscal year 2011, we increased our spending in alternative media channels and plan to continue those efforts during the remainder of fiscal year 2011. In addition, we have invested heavily in our infrastructure by adding both personnel and facilities, so that we continue to remain capable of supporting a much higher sales volume. We currently have approximately 50% of each of our facilities available for future growth. We have chosen to build our infrastructure ahead of our advertising spend, which helps us achieve compliance on many fronts and maintain the quality of our customer service. Our cost structure continues to remain flexible enough to adapt to changing market conditions. We can pulse our advertising spend and the expansion of our workforce relatively quickly based on the results of our marketing programs. We believe we are well positioned to continue to grow our sales and improve profitability over the long term.
We plan to continue our advertising efforts over the next twelve months to attract new customers and expand our operations to service our new and existing customers. The outlook for demand for our products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to continue to grow over the next three quarters of fiscal year 2011 due to our advertising and marketing programs. The Company does not anticipate any major changes affecting the Company in Medicare reimbursement in 2011, nor in any other reimbursement programs available from other third-party payers.
Due to our emphasis on sales growth through our direct-response advertising efforts, we may be required to raise additional cash, preferably through debt facilities versus the sale of additional equity, in order to maintain our current growth rates. As of December 31, 2010, we had $7.4 million of cash available to fund our operations. We believe that existing cash and cash equivalents, together with cash generated from the collection of accounts receivable, and the sale of products will be sufficient to meet our cash requirements during the next twelve months.
At December 31, 2010, our current assets of $18,207,000 exceeded our current liabilities of $6,611,000 by $11,596,000.
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
Off-Balance Sheet Arrangements
As of December 31, 2010, we had no off-balance sheet arrangements.
Critical Accounting Policies
See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current Annual Report on Form 10-K/A for the year ended September 30, 2010, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.
Effect of Inflation
We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare.

Item 4. Controls and Procedures.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2010 due to material weaknesses identified as follows:
•	Assess and Identify the Impact of Recently Issued Accounting Pronouncements: The Company’s procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by the Company’s failure to timely identify the impact of ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions),” which became effective for the Company on October 1, 2009. The Company did not become aware of the new guidance until June 2010, and the impacts of the accounting guidance were not properly identified by the Company until December 2010. As a result, the Company determined that the previously issued interim financial statements for fiscal year 2010 should no longer be relied upon, which resulted in the restatement of the interim financial statements for the interim period ending December 31, 2009. The Company plans to file restated interim financial statements for the interim periods ending March 31, 2010, and June 30, 2010.
•	Documentation of Accounting Review and Approval Process: In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2010, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.
Change in Internal Control over Financial Reporting
During the three months ended December 31, 2010, the Company remediated the following material weaknesses previously disclosed in the Company’s Annual Report for fiscal year 2010 filed with the SEC on Form 10-K:
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

Remediation: The Company engaged an independent third party valuation expert to calculate the fair values of the embedded derivative liabilities and correctly accounted for the embedded derivatives contained in certain convertible notes payable. The Company has restated the interim financial statements for the interim period ending December 31, 2009. The Company plans to file restated interim financial statements for the interim periods ending March 31, 2010, and June 30, 2010.

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
Remediation: During the first quarter of fiscal year 2011 and before we filed our Annual Report for fiscal year 2010 with the SEC on Form 10-k, management completed the above analysis as required, including defining separate stand-alone cost pools. In addition, management determined that no restatements of prior period financial statements were required as a result of the above analysis.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Audit Committee, and intends to implement improvements during fiscal year 2011 as follows:
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2010, the Company issued 3,333,333 shares of common stock upon the conversion of convertible notes payable. The securities were issued in reliance upon the exemptions from registration provided by Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933, as amended.
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