Form 10-Q/A
period 2010-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-04-13
CIK 17485

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

Explanatory Note – Restatement of Previously Issued Financial Statements

Liberator Medical Holdings, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2010 (the “Original Filing”), to include restated financial statements as described in Note 3 to the condensed consolidated financial statements. The Company has restated its previously issued condensed consolidated financial statements as of and for the three and six months ended March 31, 2010, to properly account for the following:

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

The revisions relate to non-operating and non-cash items for the interim period ended March 31, 2010, and do not impact reported revenues, operating income, or the Company’s cash position. Please refer to Note 3 of the condensed consolidated financial statements below for a detailed analysis of the effects of the restatements on our condensed consolidated financial statements for the three and six months ended March 31, 2010.

This Form 10-Q/A amends the following items in the Company’s Original Filing:

•	Part I – Item 1 – Condensed Consolidated Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4T – Controls and Procedures

•	Part II – Item 6 – Exhibits

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s subsequent filings to the Original Filing with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As Restated March 31,	September 30,
	2010	2009
	(unaudited)
Assets
Current Assets
Cash	$7,961	$3,798
Restricted cash	1,056	500
Accounts receivable, net of allowances of $3,232 and $2,327, respectively	5,744	3,850
Inventory, net of allowance for obsolete inventory of $110 and $110, respectively	1,552	902
Deferred taxes, current portion	1,206	—
Other current assets	429	483
Total Current Assets	17,948	9,533
Property and Equipment, net of accumulated depreciation of $1,207 and $1,021, respectively	1,982	1,041
Deferred advertising	6,499	3,755
Deposits and other	201	130
Total Assets	$26,630	$14,459

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,569	$2,089
Accrued liabilities	907	716
Credit line facility	750	—
Stockholder loans	1,315	1,515
Convertible notes payable, net of unamortized discount of $361 and $292, respectively	5,787	3,893
Derivative liabilities	10,977	—
Capital lease obligations, current portion	73	80
Deferred rent liability, current portion	46	60
Total Current Liabilities	23,424	8,353
Convertible notes payable, net of unamortized discount of $0 and $90, respectively	—	2,447
Capital lease obligations, net of current portion	37	70
Deferred rent liability, net of current portion	176	165
Deferred tax liability	223	—
Total Liabilities	23,860	11,035

Stockholders’ Equity
Common stock, $.001 par value, 200,000 shares authorized; 39,118 and 32,462 shares issued, respectively; 39,029 and 32,377 shares outstanding at March 31, 2010 and September 30, 2009, respectively	39	32
Additional paid-in capital	19,324	11,705
Accumulated deficit	(16,543)	(8,272)
	2,820	3,465
Less: Treasury stock, at cost; 89 and 85 shares at March 31, 2010 and September 30, 2009, respectively	(50)	(41)
Total Stockholders’ Equity	2,770	3,424
Total Liabilities and Stockholders’ Equity	$26,630	$14,459

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2010 and 2009
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	As Restated 2010	2009	As Restated 2010	2009
Sales	$9,650	$5,827	$18,808	$11,169

Cost of Sales	3,386	2,078	6,633	3,919

Gross Profit	6,264	3,749	12,175	7,250

Operating Expenses
Payroll, taxes and benefits	2,618	1,274	4,787	2,339
Advertising	1,114	459	1,920	757
Bad debts	928	809	1,583	1,488
Depreciation	174	67	270	134
General and administrative	1,070	778	2,094	1,660
Total Operating Expenses	5,904	3,387	10,654	6,378

Income from Operations	360	362	1,521	872

Other Income (Expense)
Interest Expense	(402)	(273)	(819)	(545)
Change in fair value of derivative liabilities	(59)	—	(5,157)	—
Loss on disposal of assets	(2)	—	(2)	—
Interest Income	5	6	8	14
Total Other Income (Expense)	(458)	(267)	(5,970)	(531)

Income (Loss) before Income Taxes	(98)	95	(4,449)	341

Benefit from Income Taxes	(6)	—	(1,012)	—

Net Income (Loss)	$(92)	$95	$(3,437)	$341

Basic earnings (loss) per share:
Weighted average shares outstanding	34,921	32,021	33,873	32,035
Earnings (loss) per share	$0.00	$0.00	$(0.10)	$0.01

Diluted earnings (loss) per share:
Weighted average shares outstanding	34,921	35,941	33,873	35,955
Earnings (loss) per share	$0.00	$0.00	$(0.10)	$0.01

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended March 31, 2010 as Restated
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at September 30, 2009	32,377	$32	$11,705	$(8,272)	$(41)	$3,424

Cumulative effect of change in accounting principle			(390)	(4,834)		(5,224)
Options issued to employees			208			208
Common stock issued for interest on convertible debt	19	—	45			45
Common stock issued upon conversion of debt	1,086	1	542			543
Common stock issued for exercise of warrants	723	1	529			530
Common stock issued for employee stock purchase plan	162	—	72			72
Common stock issued for cash, net of issuance costs	4,666	5	6,613			6,618
Purchase common treasury stock	(4)				(9)	(9)
Net loss				(3,437)		(3,437)

Balance at March 31, 2010	39,029	$39	$19,324	$(16,543)	$(50)	$2,770

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2010 and 2009
(Unaudited)
(in thousands)
	Restated 2010	2009
Cash flow from operating activities:
Net Income (Loss)	$(3,437)	$341
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,156	838
Change in fair value of derivative liabilities	5,157	—
Equity based compensation	223	272
Provision for doubtful accounts and sales returns and adjustments	1,728	1,488
Non-cash interest related to convertible notes payable	662	322
Deferred income taxes	(982)	—
Amortization of non-cash debt issuance costs	17	20
Loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(3,621)	(2,483)
Deferred advertising	(4,630)	(1,918)
Inventory	(650)	(181)
Other assets	(50)	174
Accounts payable	1,479	929
Accrued expenses	128	140
Deferred rent	(3)	(24)
Net Cash Flow Used in Operating Activities	(1,821)	(82)

Cash flow from investing activities:
Purchase of property and equipment	(1,217)	(224)
Proceeds from the sale of assets	5	—
Purchase of certificates of deposit	(556)	—
Net Cash Flow Used in Investing Activities	(1,768)	(224)

Cash flow from financing activities:
Proceeds from the sale of common stock	7,000	—
Costs associated with the sale of common stock	(382)	—
Proceeds from issuance of convertible notes	—	2,500
Costs associated with issuance of convertible notes	—	(326)
Proceeds from the exercise of warrants	530	—
Proceeds from employee stock purchase plan	104	—
Proceeds from credit line facility	750	—
Purchase of treasury stock	(9)	(29)
Payments of debt and capital lease obligations	(241)	(67)
Net Cash Flow Provided by Financing Activities	7,752	2,078

Net increase in cash	4,163	1,772

Cash at beginning of period	3,798	1,173
Cash at end of period	$7,961	$2,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$179
Cash paid for income taxes	$20	$—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$48
Common stock issued for interest expense	$45	$—
Common stock issued for conversion of debt	$543	$—

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

Recently Adopted Accounting Standards

ASC 815-40-15, “Derivatives and Hedging - Contracts in Entity's Own Equity (Scope and Scope Exceptions)" (“ASC 815-40-15”)

On October 1, 2009, we adopted ASC 815-40-15, which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument's contingent exercise and settlement provisions. Upon adoption of ASC 815-40-15 on October 1, 2009, we reclassified $5,820,000 from stockholders’ equity to derivative liabilities. Additionally, the fair value of the derivative liabilities are adjusted to fair market value at the end of each reporting period (See Notes 4 and 9 below).

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

Note 3 – Restatement of Previously Issued Financial Statements (Restated)

On December 9, 2010, the Company concluded that the Company’s previously issued unaudited financial statements as of and for the interim period ended March 31, 2010, contained errors in the application of certain generally accepted accounting principles. The Company has restated its previously issued condensed consolidated financial statements as of and for the three and six months ended March 31, 2010, to properly account for the following:

•
Previously, the Company had concluded that embedded anti-dilution provisions included in certain convertible notes payable issued in May and October 2008 were indexed to the Company’s own stock under accounting principles that became effective for the Company on October 1, 2009, and did not change the accounting treatment for the embedded conversion features when the guidance became effective for the Company on October 1, 2009. However, after re-evaluating the accounting principles issued and our accounting treatment for the embedded conversion features, the Company concluded that an error was made in the application of the accounting principles, that the embedded anti-dilution provisions are not indexed to the Company’s own stock, and, therefore, they are embedded derivative financial liabilities (the “Embedded Derivatives”) that require bifurcation and separate accounting. Accordingly, the Company should have recorded a cumulative effect adjustment to the opening balance of paid in capital and accumulated deficit on October 1, 2009. In addition, the Company is required to adjust the Embedded Derivatives to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings, recorded as a component of other income (expense) in the Company’s condensed consolidated statement of operations.

•
Previously, the Company included a change in the valuation allowance as an adjustment to the estimated annual tax rate used in the calculation of interim period deferred taxes, which allocated the tax benefits proportionately throughout the four quarters of fiscal year 2010. Based on a re-evaluation of generally accepted accounting principles, the Company recorded the effect of the change in the valuation allowance as a discrete event, which resulted in an additional $956,000 in tax benefits during the six months ended March 31, 2010.

•
In addition, certain reclassifications related to the accounting for deferred advertising costs and deferred income taxes have been made in order to maintain consistency and comparability with our subsequent presentations in fiscal year 2010 on Forms 10-Q and 10-K. The Company had reflected both a current and long term portion of the deferred advertising assets on the condensed consolidated balance sheet as of March 31, 2010. In accordance with an SEC interpretation (SPCH.T.1995.22.Glynn), the SEC would object to the classification of any unamortized cost of advertising as a current asset. As a result, the Company reclassified the amount previously recorded as current assets to non-current assets. Also, the Company had reported its non-current deferred tax assets and deferred tax liabilities separately on the condensed consolidated balance sheet as of March 31, 2010. The Company has consolidated the non-current portion of the deferred tax assets and the deferred tax liabilities and reported the non-current portion of the deferred taxes as a consolidated deferred tax liability in accordance with generally accepted accounting principles.

The following tables provide a summary of the amounts restated as of and for the three and six months ended March 31, 2010 (dollars in thousands, except per share amounts):

Balance Sheet Data:	As Previously Reported	Reclassifications	Cumulative Effect Adjustment as of 10/1/2009	Current Period Effect	As Restated

Deferred advertising, current portion	3,499	(3,499)	—	—	—
Deferred taxes, current portion	555	—	—	651	1,206
Total Current Assets	20,796	(3,499)	—	651	17,948
Deferred advertising	3,000	3,499	—	—	6,499
Deferred taxes, net of current	545	(545)	—	—	—
Total Assets	26,524	(545)	—	651	26,630

Notes Payable, net	$6,037	—	$(596)	$346	$5,787
Derivative liabilities	—	—	5,820	5,157	10,977
Total Current Liabilities	12,697	—	5,224	5,503	23,424
Deferred tax liability	1,495	545	—	(1,817)	223
Total Liabilities	14,405	545	5,224	3,686	23,860

Additional Paid in Capital	19,291	—	(390)	423	19,324
Accumulated Deficit	(7,161)	—	(4,834)	(4,548)	(16,543)
Total Equity (Deficit)	$12,119	—	$(5,224)	$(4,125)	$2,770

	For the three months ended March 31, 2010			For the six months ended March 31, 2010
Statement of Operations Data:	As Previously Reported	Current Period Effect	As Restated	As Previously Reported	Current Period Effect	As Restated

Other Income (Expense):
Interest Expense	(229)	(173)	(402)	(472)	(347)	(819)
Change in fair value of derivative liabilities	—	(59)	(59)	—	(5,157)	(5,157)
Total Other Income (Expense)	(226)	(232)	(458)	(466)	(5,504)	(5,970)

Provision for (Benefit from) Income Taxes	(122)	116	(6)	(56)	(956)	(1,012)
Net Income (Loss)	$256	$(348)	$(92)	$1,111	$(4,548)	$(3,437)

Basic Earnings (Loss) per Share	$0.01	$(0.01)	$(0.00)	$0.03	$(0.13)	$(0.10)
Diluted Earnings (Loss) per Share	$0.01	$(0.01)	$(0.00)	$0.02	$(0.12)	$(0.10)

Note 4 - Fair Value Measurements (Restated)

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

Level 1	–	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.

Level 3	–
Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The summary of fair values of financial instruments as of March 31, 2010 (dollars in thousands):

March 31, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative liabilities (See Note 9 below)	$10,977	$10,977	3	Monte Carlo Simulation model

The Company engaged an independent third party valuation expert to calculate the fair values of the embedded derivative liabilities. Please refer to Note 9 for disclosure of assumptions used to calculate the fair value of the derivative liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended March 31, 2010 (dollars in thousands):

2010
Beginning balance: Derivative liabilities	$—
Adoption of change in accounting principle	5,820
Total loss on change in derivative liabilities	5,157
Purchases, sales, issuances and settlements, net	—
Ending balance: Derivative liabilities	$10,977

Note 5 — Property and Equipment

A summary of property and equipment at March 31, 2010 and September 30, 2009 is as follows (in thousands):

	Estimated	March 31,	September 30,
	Life	2010	2009
Leased equipment	5 years	$582	$582
Transportation equipment	3 years	72	95
Warehouse equipment	5 years	64	56
Office furniture	5 years	450	150
Computer equipment	3 years	204	87
Telephone equipment	5 years	77	33
Rental equipment	7 years	18	18
Web Site	3 years	6	6
Software	3 years	222	130
Training guides	3 years	3	3
Leasehold improvements	5 years	1,470	889
Signage	3 years	21	13
Total property and equipment		3,189	2,062
Less: accumulated depreciation		(1,207)	(1,021)
Property and equipment, net		$1,982	$1,041

The amounts charged to operations for depreciation for the six months ended March 31, 2010 and 2009 were $270,000 and $134,000, respectively.

Note 6 — Stockholder Loan

The stockholder loans at March 31, 2010, and September 30, 2009, in the amounts of $1,315,000 and $1,515,000, respectively, consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable are non-collateralized and due on demand. However, the notes are subordinated to the senior, unsecured, convertible notes payable discussed below in Note 8. During the six months ended March 31, 2010, $200,000 of principal was repaid to Mr. Libratore. As of March 31, 2010, an additional $150,000 has been authorized by the senior note holders, but not paid to Mr. Libratore. Interest expense related to the stockholder loan for the six months ended March 31, 2010 and 2009 was $60,000, and $77,000, respectively.

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

Note 8 — Convertible Notes Payable (Restated)

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

As a result of the cumulative effect adjustment recorded for the Embedded Derivatives, described above in Note 3, the net discounts on the May 2008 note increased by $201,000. Due to the increased discounts on the note, an additional $157,000 was recorded as non-cash interest expense for the six months ended March 31, 2010.

Interest expense related to the May 2008 convertible note was $437,000 and $281,000 for the six months ended March 31, 2010 and 2009, respectively.

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

As a result of the cumulative effect adjustment recorded for the Embedded Derivatives, described above in Note 3, the net discounts on the October 2008 note increased by $395,000. Due to the increased discounts on the note, an additional $190,000 was recorded as non-cash interest expense for the six months ended March 31, 2010.

Interest expense related to the October 2008 convertible note was $276,000 and $73,000 for the six months ended March 31, 2010 and 2009, respectively.

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

Short-term convertible notes payable consist of the following as of March 31, 2010 (in thousands):

	April’08 Notes	May’08 Note	Oct’08 Note	Totals
Notes Payable, face amount	$58	$3,500	$2,500	$6,058
Discounts on Notes:
Initial valuation of Warrants	(126)	(610)	(86)	(822)
Initial valuation of Embedded Derivative	—	(930)	(841)	(1,771)
Accumulated Amortization	126	1,432	674	2,232
Total Discounts	—	(108)	(253)	(361)
Accrued Interest	10	43	37	90
Convertible Notes Payable, net	$68	$3,435	$2,284	$5,787

Short-term convertible notes payable consist of the following as of September 30, 2009 (in thousands):

	April’08 Notes	May’08 Note	Totals
Notes Payable, face amount	$601	$3,500	$4,101
Discounts on Notes:
Initial valuation of Warrants	(126)	(610)	(736)
Initial valuation of Beneficial Conversion Option	—	(303)	(303)
Accumulated Amortization	126	621	747
Total Discounts	—	(292)	(292)
Accrued Interest	40	44	84
Convertible Notes Payable, net	$641	$3,252	$3,893

Long-term Convertible notes payable consist of the following at September 30, 2009 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500
Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Beneficial Conversion Option	(86)
Accumulated Amortization	82
Total Discounts	(90)
Accrued Interest	37
Convertible Notes Payable, net	$2,447

NOTE 9 — Derivative Liabilities (Restated)

The May 2008 and October 2008 convertible notes, discussed above in Note 8, contain embedded adjustment features whereby the conversion price will be adjusted if the Company issues additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. Based on accounting principles, discussed above in Note 2, that became effective for the Company on October 1, 2009, the embedded adjustment features are not indexed to the Company’s own stock and, therefore, are embedded derivative financial liabilities (the “Embedded Derivatives”) that require bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of paid in capital and accumulated deficit on October 1, 2009. The cumulative effect adjustment is the difference between the amounts recognized in the balance sheet for the conversion options of the notes payable before initial application of ASC 815-40-15 and the fair values of the Embedded Derivatives at initial application of ASC 815-40-15 on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivatives to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Condensed Consolidated Statement of Operations.

The following is a summary of the cumulative effect adjustment recorded to the Company’s Consolidated Balance Sheet on October 1, 2009 (in thousands):

	Balance September 30, 2009	Cumulative Effect of Adjustment	Balance October 1, 2009
Derivative liabilities	$—	$5,820	$5,820
Convertible Notes Payable, net	6,340	(596)	5,744
Additional paid-in capital	11,705	(390)	11,315
Accumulated deficit	(8,272)	(4,834)	(13,106)

When the convertible notes were originally issued in May 2008 and October 2008, beneficial conversion features of $390,000 were recorded to additional paid-in capital. As a result of reclassifying the embedded conversion features from equity to liabilities, the cumulative effect of the adjustment was a reduction of additional paid-in capital of $390,000.

The fair values of the Embedded Derivatives at the issuance dates (May 2008 and October 2008) of the convertible notes were $1,771,000. The increase in the convertible note discounts of $1,381,000 less the accretion of an additional $785,000 in discounts to the convertible notes resulting from the bifurcation of the Embedded Derivatives was booked as a reduction of $596,000 to the Convertible Notes Payable as of October 1, 2009. The fair values at the issuance dates were calculated using a simulation model with the following assumptions:

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

The cumulative effect of these adjustments was recorded as a decrease to total stockholders’ equity of $5,224,000 as of October 1, 2009.

As of March 31, 2010, the fair values of the Embedded Derivatives for the May 2008 and October 2008 Notes were $10,977,000. The increase in fair value of $5,157,000 from October 1, 2009, was recorded as non-cash charge to Other Expenses for the six months ended March 31, 2010. The fair values as of March 31, 2010, were calculated using a simulation model with the following assumptions:

	May 2008 Note	October 2008 Note
Risk-free interest rate:	0.24%	0.24%
Expected term:	0.14 years	0.55 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	48.58%	48.58%
Probability of triggering reset provision:	0.01%	0.03%
Existing conversion price per share	$0.80	$0.75
Company’s stock price per share	$2.20	$2.20

Note 10 — Capital Lease Obligations

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

Note 11 — Stockholders’ Equity

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

In connection with the April 2008 Convertible Notes discussed above in Note 8, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of March 31, 2010, 20,000 of these warrants have been exercised. The remaining 860,000 warrants will expire as follows:

Shares	Expiration Date
263,000	February 2013
100,000	March 2013
497,000	April 2013

The fair value of these warrants of $126,000 and $7,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with the convertible note payable issued in May 2008 and discussed above in Note 8, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. In October 2009, the placement agent exercised 350,000 warrants via a cashless exercise, in which the Company issued 192,873 shares of the Company’s common stock. The 4,375,000 warrants held by the note holder are still outstanding as of March 31, 2010, and expire in May 2013.

The fair value of these warrants of $610,000 and $49,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	3.24%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with the long-term convertible notes payable issued in October 2008 and discussed above in Note 8, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants are still outstanding as of March 31, 2010, and expire in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

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

A summary of warrants issued, exercised and expired during the six months ended March 31, 2010, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at September 30, 2009	10,458,093	$1.07
Issued	233,333	2.50
Exercised	(880,000)	1.00
Expired	—	—
Balance at March 31, 2010	9,811,426	$1.11

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

Note 12 — Basic and Diluted Earnings (Loss) per Common Share (Restated)

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss) — basic	$(92)	$95	$(3,437)	$341

Denominator:
Weighted average shares outstanding — basic	34,921	32,021	33,873	32,035
Effect of dilutive securities:
Stock options and warrants	—	3,920	—	3,920
Weighted average shares outstanding — diluted	34,921	35,941	33,873	35,955

Earnings (loss) per share — basic	$(0.00)	$0.00	$(0.10)	$0.01
Earnings (loss) per share — diluted	$(0.00)	$0.00	$(0.10)	$0.01

The following tables summarize the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or six months ended March 31, 2010 and 2009 (in thousands):

	For the three and/or six months
	ended March 31,
	2010	2009
Stock options	5,651	975
Warrants	9,811	10,468
Convertible debt	7,825	9,193
Net income — diluted	23,287	20,636

Note 13 — Income Taxes (Restated)

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

The Company had a net income tax benefit for the six months ended March 31, 2010, of $1,012,000. The Company recognized $1,436,000 in tax benefits due to a change in the valuation allowance as of March 31, 2010. Although the Company had net operating loss carryforwards that completely offset regular taxable income, the Company incurred alternative minimum tax of $3,000 on its net alternative minimum taxable income. The Company also recorded a current federal income tax benefit of $32,000 to adjust for prior year income tax return. In addition, the Company incurred deferred tax expense of $453,000.

The Company’s effective tax rate was approximately 23% and 0% for the six months ended March 31, 2010 and 2009, respectively, which differs from the federal statutory rate of 35% due to the effect of state income taxes, the reduction in valuation allowance, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $5,157,000 of expense for the change in fair value of derivative liabilities. The effective tax rate for the six months ended March 31, 2009, reflects the utilization of net operating losses from previous years that were fully reserved by a valuation allowance at the time of utilization.

Note 14 — Commitments

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

Note 15 — Subsequent Event (Restated)

On May 11, 2010, the Company issued 4,375,000 shares of the Company’s common stock upon conversion of the $3,500,000 convertible note due May 22, 2010, at a conversion price of $0.80 per share. The shares were issued on reliance from the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. As a result of the note conversion, the Company’s current liabilities were reduced by $3,500,000 for the face value of the convertible note and $4,813,000 for the fair value of the embedded derivative as of the conversion date. In addition, $1,326,000 was recorded as a non-cash benefit to Other Income due to the decrease in fair value of the embedded derivative from March 31, 2010, to the conversion date of the note on May 11, 2010.

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

During the first and second quarters of fiscal year 2010, we increased our spending in alternative media and plan to continue those efforts. We are highly optimistic by the results we are seeing within the alternative media channels and confident that significant gains can be made and that we can lower customer acquisition costs through these new channels.

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

Results of Operations

The following table summarizes the results of operations for the three and six months ended March 31, 2010 and 2009, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2010		2009		2010		2009
	As Restated Amount	%	Amount	%	As Restated Amount	%	Amount	%
Sales	$9,650	100.0	$5,827	100.0	$18,808	100.0	$11,169	100.0
Cost of Sales	3,386	35.1	2,078	35.7	6,633	35.3	3,919	35.1
Gross Profit	6,264	64.9	3,749	64.3	12,175	64.7	7,250	64.9
Operating Expenses	5,904	61.2	3,387	58.1	10,654	56.6	6,378	57.1
Income from Operations	360	3.7	362	6.2	1,521	8.1	872	7.8
Other Income (Expense)	(458)	(4.7)	(267)	(4.6)	(5,970)	(31.7)	(531)	(4.8)
Income (loss) before Income Taxes	(98)	(1.0)	95	1.6	(4,449)	(23.7)	341	3.1
Benefits from Income Taxes	(6)	(0.0)	—	0.0	(1,012)	(5.4)	—	0.0
Net Income (Loss)	$(92)	(1.0)	$95	1.6	$(3,437)	(18.3)	$341	3.1

Revenues:

Sales for the three months ended March 31, 2010, increased by $3,823,000, or 65.6%, to $9,650,000, compared with sales of $5,827,000 for the three months ended March 31, 2009. The increase was due to our direct response advertising campaign to obtain new mail order customers. Sales for the six months ended March 31, 2010, increased by $7,639,000, or 68.4%, to $18,808,000, compared with sales of $11,169,000 for the six months ended March 31, 2009, as a result of the direct response advertising campaign.

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

Operating Expenses:

The following table provides a breakdown of our operating expenses for the three and six months ended March 31, 2010 and 2009, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2010		2009		2010		2009
	As Restated Amount	%	Amount	%	As Restated Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$2,618	27.1	$1,274	21.9	$4,787	25.5	$2,339	20.9
Advertising	1,114	11.6	459	7.9	1,920	10.2	757	6.8
Bad debts	928	9.6	809	13.9	1,583	8.4	1,488	13.3
Depreciation	174	1.8	67	1.1	270	1.4	134	1.2
General and administration	1,070	11.1	778	13.3	2,094	11.1	1,660	14.9
Total Operating Expenses	$5,904	61.2	$3,387	58.1	$10,654	56.6	$6,378	57.1

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

Other Income (Expense):

The following table shows a breakdown of other income (expense) for the three and the six months ended March 31, 2010 and 2009 (dollars in thousands):

	For the three months ended March 31, 2010		For the six months ended March 31, 2010
	As Restated 2010	2009	As Restated 2010	2009
Other Income (Expense):
Interest Expense	$(402)	$(273)	$(818)	$(545)
Change in fair value of derivative liabilities	(59)	—	(5,157)	—
Loss on disposal of assets	(2)	—	(2)	—
Interest income	5	6	8	14
Total Other Income (Expense)	$(458)	$(267)	$(5,969)	$(531)

Other income (expense) is predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for the six months ended March 31, 2010 and 2009, respectively, totaled $5,773,000 and $322,000.

Interest expense increased by $273,000 to $818,000 for the six months ended March 31, 2010, compared to the six months ended March 31, 2009.  As a result of accounting guidance that became effective for us on October 1, 2009, we are required to bifurcate and separately account for embedded anti-dilution provisions contained in certain convertible notes issued in May and October 2008 as derivative liabilities. Accordingly, on October 1, 2009, we recorded a cumulative effect adjustment that increased the value of the discounts on our convertible debt issued in May and October 2008, which resulted in an additional $347,000 of non-cash interest expense for the six months, ended March 31, 2010.

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

	Closing Market Price of Common Stock	Change in Fair Value of Derivative Liabilities Income / (Expense)
Interim period ending:
September 30, 2009, Q4 2009	$1.45	$	n/a
December 31, 2009, Q1 2010	2.18		(5,098)
March 31, 2010, Q2 2010	2.20		(59)
Total Change in FV of Derivative Liabilities			$(5,157)

Income Taxes:

The benefit from income taxes was $1,012,000 for the six months ended March 31, 2010. The effective tax rate was approximately 23% of the loss before income taxes of $4,449,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes, a $1,436,000 decrease to the valuation allowance for deferred tax assets that management has determined will, more likely than not, be utilized, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $5,157,000 of expense for the change in fair value of derivative liabilities.

For the six months ended March 31, 2009, the effective tax rate was 0% of the income before income taxes of $341,000, which reflects the utilization of net operating losses from previous years that were fully reserved by a valuation allowance at the time of utilization.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended March 31, 2010 and 2009 (dollars in thousands):

	For the six months ended
	March 31,
	As Restated 2010	2009
Cash Flows:
Net cash used in operating activities	$(1,821)	$(82)
Net cash used in investing activities	(1,768)	(224)
Net cash provided by financing activities	7,752	2,078
Net increase in cash	4,163	1,772
Cash at beginning of period	3,798	1,173
Cash at end of period	$7,961	$2,945

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

Operating Activities

Net cash used in operating activities increased to $1,821,000 during the six months ended March 31, 2010, compared to net cash used in operating activities of $82,000 during the six months ended March 31, 2009. The increase is primarily the result of increased levels of direct response advertising costs, accounts receivable and inventory, partially offset by increases in non-cash related expenses and accounts payable.

Investing Activities

During the six months ended March 31, 2010, we purchased $1,217,000 of property and equipment primarily related to the build out of our new 24,000 square foot facility, which we moved into in January 2010. In addition, we purchased a $550,000 certificate of deposit as additional security for a $1,000,000 credit line facility, see Note 7 of our unaudited condensed consolidated financial statements. The certificate matures in September 2010 and bears interest at a rate of 1.242% per year.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

Change in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the restatement of our financial statements for the interim periods ending December 31, 2009, March 31, 2010, and June 30, 2010, our Chief Executive Officer and Principal Financial Officer re-assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. Based on that assessment, management identified the following material weaknesses:

•
Assess and Identify the Impact of Recently Issued Accounting Pronouncements: The Company’s procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by the Company’s failure to timely identify the impact of ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions),“which became effective for the Company on October 1, 2009. The Company did not become aware of the new guidance until June 2010, and the impacts of the accounting guidance were not properly identified by the Company until December 2010. As a result, the Company determined that the previously issued interim financial statements for fiscal year 2010 should no longer be relied upon, which resulted in the restatement of the interim financial statements for the interim periods ending December 31, 2009, and March 31, 2010. The Company plans to file restated interim financial statements for the interim period ending June 30, 2010.

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

•
Accounting for Direct-Response Advertising Costs: Management has identified a material weakness related to the classification and measurement of our capitalized direct-response advertising costs due to the following:

-	The Company had not previously defined what constituted a “separate stand-alone cost pool” as defined by ASC 340-20-35-1.

-
The amortization of capitalized direct-response advertising costs was not calculated by taking the ratio of current period revenues over the total period revenues associated with each cost pool as required by ASC 340-20-35-3.

-
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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Audit Committee, and intends to implement improvements during the fiscal year 2011 as follows:

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore	President	April 13, 2011
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	April 13, 2011
Robert J. Davis