Form 10-Q/A
period 2010-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-04-13
CIK 17485

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

Liberator Medical Holdings, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the interim period ended June 30, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 16, 2010 (the “Original Filing”), to include restated financial statements as described in Note 3 to the condensed consolidated financial statements. The Company has restated its previously issued condensed consolidated financial statements as of and for the three and nine months ended June 30, 2010, to properly account for the following:

•
The Company’s adoption of accounting principles related to embedded conversion features included in certain convertible notes payable issued in May and October 2008 that became effective for the Company on October 1, 2009.

•	The effect of a change in a valuation allowance that resulted from a change in judgment about the realizability of the related deferred tax asset in future years.

•
In addition, certain reclassifications related to the accounting for deferred advertising costs have been made in order to maintain consistency and comparability with our subsequent presentations in fiscal year 2010 on Form 10-K.

The revisions relate to non-operating and non-cash items for the interim period ended June 30, 2010, and do not impact reported revenues, operating income, or the Company’s cash position. Please refer to Note 3 of the condensed consolidated financial statements below for a detailed analysis of the effects of the restatements on our condensed consolidated financial statements for the three and nine months ended June 30, 2010.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	Restated June 30,	September 30,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$6,889	$3,798
Restricted cash	1,060	500
Accounts receivable, net of allowances of $3,622 and $2,327, respectively	6,511	3,850
Inventory, net of allowance for obsolete inventory of $227 and $110, respectively	2,037	902
Deferred taxes, current portion	1,244	—
Other current assets	662	483
Total Current Assets	18,403	9,533
Property and equipment, net of accumulated depreciation of $1,384 and $1,021, respectively	1,912	1,041
Deferred advertising	8,522	3,755
Intangible assets, net of accumulated amortization of $3	204	—
Other noncurrent assets	226	130
Total Assets	$29,267	$14,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,606	$2,089
Accrued liabilities	798	716
Stockholder loans	865	1,515
Convertible notes payable, net of unamortized discount of $137 and $292, respectively	2,382	3,893
Derivative liabilities	2,467	—
Other current liabilities	136	140
Total Current Liabilities	12,254	8,353
Convertible notes payable, net of unamortized discount of $0 and $90, respectively	—	2,447
Deferred tax liability	676	—
Other noncurrent liabilities	176	235
Total Liabilities	13,106	11,035

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized; 44,637 and 32,462 shares issued, respectively; 44,547 and 32,377 shares outstanding at June 30, 2010, and September 30, 2009, respectively	45	32
Additional paid-in capital	28,763	11,705
Accumulated deficit	(12,597)	(8,272)
	16,211	3,465
Less: Treasury stock, at cost; 89 and 85 shares at June 30, 2010, and September 30, 2009, respectively	(50)	(41)
Total Stockholders’ Equity	16,161	3,424
Total Liabilities and Stockholders’ Equity	$29,267	$14,459

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2010 and 2009
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	Restated 2010	2009	Restated 2010	2009
Sales	$10,619	$6,950	$29,428	$18,119

Cost of Sales	3,677	2,506	10,312	6,425

Gross Profit	6,942	4,444	19,116	11,694

Operating Expenses
Payroll, taxes and benefits	2,569	1,518	7,357	3,857
Advertising	1,336	616	3,255	1,373
Bad debts	1,020	373	2,603	1,861
Depreciation and amortization	179	80	449	214
General and administrative	896	785	2,991	2,445
Total Operating Expenses	6,000	3,372	16,655	9,750

Income from Operations	942	1,072	2,461	1,944

Other Income (Expense)
Interest Expense	(289)	(267)	(1,105)	(812)
Change in fair value of derivative liabilities	3,697	—	(1,460)	—
Loss on disposal of assets	—	—	(2)	—
Interest Income	8	3	16	17
Total Other Income (Expense)	3,416	(264)	(2,551)	(795)

Income (Loss) before Income Taxes	4,358	808	(90)	1,149

Provision for (benefit from) Income Taxes	413	14	(599)	14

Net Income	$3,945	$794	$509	$1,135

Basic earnings per share:
Weighted average shares outstanding	41,569	32,133	36,438	32,068
Earnings per share	$0.09	$0.02	$0.01	$0.04

Diluted earnings per share:
Weighted average shares outstanding	54,797	37,334	44,809	35,990
Earnings per share	$0.07	$0.02	$0.01	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended June 30, 2010 as Restated
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at September 30, 2009	32,377	$32	$11,705	$(8,272)	$(41)	$3,424

Cumulative effect of change in accounting principle			(390)	(4,834)		(5,224)
Options issued to employees			280			280
Common stock issued for interest on convertible debt	19	—	45			45
Common stock issued upon conversion of debt	5,578	6	8,908			8,914
Common stock issued for exercise of warrants	1,749	2	1,554			1,556
Common stock issued for employee stock purchase plan	162	—	73			73
Common stock issued for cash, net of issuance costs	4,666	5	6,588			6,593
Purchase common treasury stock	(4)				(9)	(9)
Net income				509		509

Balance at June 30, 2010	44,547	$45	$28,763	$(12,597)	$(50)	$16,161

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2010 and 2009
(Unaudited)
(in thousands)
	Restated 2010	2009
Cash flow from operating activities:
Net Income	$509	$1,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,670	1,458
Change in fair value of derivative liabilities	1,460
Equity based compensation	303	365
Provision for doubtful accounts and sales returns and adjustments	2,759	1,861
Non-cash interest related to convertible notes payable	886	565
Deferred income taxes	(566)	—
Amortization of non-cash debt issuance costs	23	29
Loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(5,420)	(2,950)
Deferred advertising	(7,988)	(2,907)
Inventory	(1,135)	(449)
Other assets	(320)	294
Accounts payable	3,516	1,220
Accrued expenses	(51)	112
Deferred rent	(3)	(34)
Net Cash Flow Provided by (Used in) Operating Activities	(2,355)	699

Cash flow from investing activities:
Purchase of property and equipment and other	(1,531)	(369)
Proceeds from the sale of assets	5	—
Purchase of certificates of deposit	(559)	—
Net Cash Flow Used in Investing Activities	(2,085)	(369)

Cash flow from financing activities:
Proceeds from the sale of common stock	7,000	—
Costs associated with the sale of common stock	(407)	—
Proceeds from issuance of convertible notes	—	2,500
Costs associated with issuance of convertible notes	—	(326)
Proceeds from the exercise of warrants	1,556	—
Proceeds from employee stock purchase plan	102	—
Purchase of treasury stock	(9)	(41)
Payments of debt and capital lease obligations	(711)	(148)
Net Cash Flow Provided by Financing Activities	7,531	1,985

Net increase in cash	3,091	2,315

Cash at beginning of period	3,798	1,173
Cash at end of period	$6,889	$3,488

Supplemental disclosure of cash flow information:
Cash paid for interest	$323	$290
Cash paid for income taxes	$20	$21

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$91
Common stock issued for interest expense	$45	$105
Common stock issued for conversion of debt	$8,914	$85

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

Recently Adopted Accounting Pronouncements

On October 1, 2009, we adopted ASC 815-40-15, which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument's contingent exercise and settlement provisions. Upon adoption of ASC 815-40-15 on October 1, 2009, we reclassified $5,820,000 from stockholders’ equity to derivative liabilities. Additionally, the fair value of the derivative liabilities are adjusted to fair market value at the end of each reporting period (See Notes 4 and 10 below).

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in January 2010. The Company has outstanding convertible debt instruments that have embedded conversion features that are classified as derivative liabilities. The fair values of the derivative liabilities are disclosed in Note 4 - Fair Value Measurements.

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

Note 3 – Restatement of Previously Issued Financial Statements (Restated)

On December 9, 2010, the Company concluded that the Company’s previously issued unaudited financial statements as of and for the interim period ended June 30, 2010, contained errors in the application of certain generally accepted accounting principles. The Company has restated its previously issued condensed consolidated financial statements as of and for the three and nine months ended June 30, 2010, to properly account for the following:

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

•
Previously, the Company included a change in the valuation allowance as an adjustment to the estimated annual tax rate used in the calculation of interim period deferred taxes, which allocated the tax benefits proportionately throughout the four quarters of fiscal year 2010. Based on a re-evaluation of generally accepted accounting principles, the Company recorded the effect of the change in the valuation allowance as a discrete event, which resulted in an additional $545,000 in tax benefits during the nine months ended June 30, 2010.

•
In addition, certain reclassifications related to the accounting for deferred advertising costs has been made in order to maintain consistency and comparability with our subsequent presentations in fiscal year 2010 on Form 10-K. The Company had reflected both a current and long term portion of the deferred advertising assets on the condensed consolidated balance sheet as of June 30, 2010. In accordance with an SEC interpretation (SPCH.T.1995.22.Glynn), the SEC would object to the classification of any unamortized cost of advertising as a current asset. As a result, the Company reclassified the amount previously recorded as current assets to non-current assets.

The following tables provide a summary of the amounts restated as of and for the three and nine months ended June 30, 2010 (dollars in thousands, except per share amounts):

Balance Sheet Data:	As Previously Reported	Reclassifications	Cumulative Effect Adjustment as of 10/1/2009	Current Period Effect	As Restated
Deferred advertising, current portion	4,595	(4,595)	—	—	—
Deferred taxes, current portion	413	—	—	831	1,244
Total Current Assets	22,167	(4,595)	—	831	18,403
Deferred advertising	3,927	4,595	—	—	8,522
Total Assets	28,436	—	—	831	29,267

Notes Payable, net	$2,493	—	$(596)	$485	$2,382
Derivative liabilities	—	—	5,820	(3,353)	2,467
Total Current Liabilities	9,898	—	5,224	(2,868)	12,254
Deferred tax liability	457	—	—	219	676
Total Liabilities	10,531	—	5,224	(2,649)	13,106

Additional Paid in Capital	24,274	—	(390)	4,879	28,763
Accumulated Deficit	(6,364)	—	(4,834)	(1,399)	(12,597)
Total Equity	$17,905	—	$(5,224)	$3,480	$16,161

	For the three months ended June 30, 2010			For the nine months ended June 30, 2010
Statement of Operations Data:	As Previously Reported	Current Period Effect	As Restated	As Previously Reported	Current Period Effect	As Restated

Other Income (Expense):
Interest Expense	(150)	(139)	(289)	(621)	(484)	(1,105)
Change in fair value of derivative liabilities	—	3,697	3,697	—	(1,460)	(1,460)
Total Other Income (Expense)	(142)	3,558	3,416	(607)	(1,944)	(2,551)
Provision for (Benefit from) Income Taxes	2	411	413	(54)	(545)	(599)
Net Income	$798	$3,147	$3,945	$1,908	$(1,399)	$509

Basic Earnings per Share	$0.02	$0.07	$0.09	$0.05	$(0.04)	$0.01
Diluted Earnings per Share	$0.02	$0.05	$0.07	$0.04	$(0.03)	$0.01

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

The summary of fair values of financial instruments as of June 30, 2010 (dollars in thousands):

June 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative liabilities (See Note 10 below)	$2,467	$2,467	3	Monte Carlo Simulation model

The Company engaged an independent third party valuation expert to calculate the fair values of the embedded derivative liabilities. Please refer to Note 10 for disclosure of assumptions used to calculate the fair value of the derivative liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2010 (dollars in thousands):

2010
Beginning balance: Derivative liabilities	$—
Adoption of change in accounting principle	5,820
Total loss on change in derivative liabilities	1,460
Purchases, sales, issuances and settlements, net	(4,813)
Ending balance: Derivative liabilities	$2,467

Note 5 — Property and Equipment

A summary of property and equipment at June 30, 2010, and September 30, 2009, is as follows (in thousands):

	Estimated	June 30,	September 30,
	Life	2010	2009
Leased equipment	5 years	$582	$582
Transportation equipment	3 years	72	95
Warehouse equipment	5 years	98	56
Office furniture	5 years	473	150
Computer equipment	3 years	231	87
Telephone equipment	5 years	77	33
Rental equipment	7 years	18	18
Web Site	3 years	6	6
Software	3 years	222	130
Training guides	3 years	3	3
Leasehold improvements	5 years	1,494	889
Signage	3 years	21	13
Total property and equipment		3,296	2,062
Less: accumulated depreciation		(1,384)	(1,021)
Property and equipment, net		$1,912	$1,041

The amounts charged to operations for depreciation for the nine months ended June 30, 2010 and 2009, were $446,000 and $214,000, respectively.

Note 6 — Acquired Intangible Assets

A summary of acquired intangible assets at June 30, 2010, is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Patented technology	$207	(3)

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
$64

Note 7 — Stockholder Loan

The stockholder loans at June 30, 2010, and September 30, 2009, in the amounts of $865,000 and $1,515,000, respectively, consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable are non-collateralized and due on demand. However, the notes are subordinated to the senior, unsecured, convertible notes payable discussed below in Note 9. During the nine months ended June 30, 2010, $650,000 of principal was repaid to Mr. Libratore. As of June 30, 2010, the senior note holders have authorized the remaining balance of the stockholder loan to be repaid to Mr. Libratore in increments of $300,000 per quarter until the stockholder loan is paid in full. Interest expense related to the stockholder loan for the nine months ended June 30, 2010 and 2009 was $81,000, and $115,000, respectively.

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

May 2008 Convertible Note

On May 22, 2008, the Company closed a private placement consisting of a convertible note and a warrant for gross proceeds of $3,500,000. The note was convertible into shares of our common stock at an initial conversion price of $0.80 per share, subject to adjustment, and matured on May 22, 2010. The note was a senior unsecured obligation of ours and accrued interest at the rate of 3% per annum, paid semi-annually on each November 15 and May 15. The note was unconditionally guaranteed by Liberator Medical Supply and Liberator Health and Education Services, Inc. The conversion price of the note would have been reduced if, among other things, we issued shares of common stock or securities exercisable, exchangeable or convertible for or into shares of common stock (“common stock equivalents”) at a price per share less than both the conversion price then in effect and $0.75, subject to certain exclusions. The Company had concluded that the adjustment feature for the conversion price of the note was not indexed to the Company’s own stock and, therefore, was an embedded derivative financial liability that required bifurcation and separate accounting. The warrants have a term of 5 years and are exercisable for up to 4,375,000 shares of our common stock at an exercise price of $1.00 per share. The exercise price of the warrants will be reduced if, among other things, we issue shares of our common stock or common stock equivalents at a price per share less than both the exercise price then in effect and the closing sale price of our common stock for any of the 10 consecutive trading days immediately preceding such issuance, subject to certain exclusions. The Company has concluded that the adjustment feature for the exercise price of the warrants is indexed to the Company’s own stock, and, accordingly, has classified the warrants as equity instruments. In addition, we issued a warrant to the placement agent exercisable for up to 350,000 shares of our common stock on terms substantially similar to the warrant issued in connection with the note described above.

On May 11, 2010, the $3,500,000 note was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share.

As a result of the cumulative effect adjustment recorded for the Embedded Derivatives, described above in Note 3, the net discounts on the May 2008 note increased by $201,000. Due to the increased discounts on the note, an additional $201,000 was recorded as non-cash interest expense for the nine months ended June 30, 2010.

Interest expense related to the May 2008 convertible note was $558,000 and $437,000 for the nine months ended June 30, 2010 and 2009, respectively.

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

As a result of the cumulative effect adjustment recorded for the Embedded Derivatives, described above in Note 3, the net discounts on the October 2008 note increased by $395,000. Due to the increased discounts on the note, an additional $283,000 was recorded as non-cash interest expense for the nine months ended June 30, 2010.

Interest expense related to the October 2008 convertible note was $411,000 and $117,000 for the nine months ended June 30, 2010 and 2009, respectively.

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

Short-term convertible notes payable consist of the following as of June 30, 2010 (in thousands):

Oct ’08 Note
Notes Payable, face amount	$2,500
Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Embedded Derivative	(841)
Accumulated Amortization	790
Total Discounts	(137)
Accrued Interest	19
Convertible Notes Payable, net	$2,382

Short-term convertible notes payable consist of the following as of September 30, 2009 (in thousands):

	April ’08 Notes	May ’08 Note	Totals
Notes Payable, face amount	$601	$3,500	$4,101
Discounts on Notes:
Initial valuation of Warrants	(126)	(610)	(736)
Initial valuation of Beneficial Conversion Option	—	(303)	(303)
Accumulated Amortization	126	621	747
Total Discounts	—	(292)	(292)
Accrued Interest	40	44	84
Convertible Notes Payable, net	$641	$3,252	$3,893

Long-term Convertible notes payable consist of the following at September 30, 2009 (in thousands):

Oct ’08 Note
Notes Payable, face amount	$2,500
Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Beneficial Conversion Option	(86)
Accumulated Amortization	82
Total Discounts	(90)
Accrued Interest	37
Convertible Notes Payable, net	$2,447

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

The cumulative effect of these adjustments was recorded as an decrease to total stockholders’ equity of $5,224,000 as of October 1, 2009.

On May 11, 2010, the May 2008 Note for $3,500,000 was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share. The fair value of the Embedded Derivative for the May 2008 Note as of the conversion date was $4,813,000, which was the intrinsic value of the conversion, based on the Company’s stock price as of the conversion date. The increase in fair value of $1,556,000 for the Embedded Derivative from October 1, 2009, to the conversion date of May 11, 2010, was recorded as a non-cash charge to Other Expenses for the nine months ended June 30, 2010.

As of June 30, 2010, the fair value of the Embedded Derivative for the October 2008 Note was $2,467,000. The decrease in fair value of $865,000 from October 1, 2009, was recorded as non-cash benefit to Other Income for the nine months ended June 30, 2010. The fair value as of June 30, 2010 was calculated using a simulation model with the following assumptions:

October 2008 Note
Risk-free interest rate:	0.18%
Expected term:	0.30 Years
Expected dividend yield:	0.00%
Expected volatility:	47.66%
Probability of triggering reset provision:	0.01%
Existing conversion price per share	$0.75
Company’s stock price per share	$1.49

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

Note 12 — Stockholders’ Equity

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

Note 13 — Basic and Diluted Earnings per Common Share (Restated)

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Numerator:
Net income — basic	$3,945	$794	$509	$1,135
Effect of dilutive securities:
Convertible debt	31	19	—	—
Net income — diluted	$3,976	$813	$509	$1,135

Denominator:
Weighted average shares outstanding — basic	41,569	32,133	36,438	32,068
Effect of dilutive securities:
Stock options and warrants	7,765	3,922	8,371	3,922
Convertible debt	5,463	1,279	—	—
Weighted average shares outstanding — diluted	54,797	37,334	44,809	35,990

Earnings per share — basic	$0.09	$0.02	$0.01	$0.04
Earnings per share — diluted	$0.07	$0.02	$0.01	$0.03

The following tables summarize the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or the nine months ended June 30, 2010 and 2009 (in thousands):

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Stock options	200	960	200	960
Warrants	358	10,468	233	10,468
Convertible debt	—	7,708	3,333	8,911
Totals	558	19,136	3,766	20,339

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

The Company had a net income tax benefit for the nine months ended June 30, 2010, of $599,000. The Company recognized $1,437,000 in tax benefits due to a change in the valuation allowance as of June 30, 2010. The Company recorded a current federal income tax benefit of $32,000 to adjust for prior year income tax return. In addition, the Company incurred deferred tax expense of $870,000 for the nine months ended June 30, 2010.

The Company’s effective tax rate was approximately 666% and 1% for the nine months ended June 30, 2010 and 2009, respectively, which differ from the federal statutory rate of 35% due to the effect of state income taxes, the reduction in valuation allowance, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $1,460,000 of expense for the change in fair value of the derivative liabilities.  The effective tax rate for the nine months ended June 30, 2009 reflects the utilization of net operating losses from previous years that were fully reserved by a valuation allowance at the time of utilization and an estimated alternative minimum tax liability of $14,000.

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

We have been able to significantly grow our sales over the last three years through the downturn in the U.S. economy. Our growth has been driven by our direct response marketing campaign, primarily through television ads at remnant (discounted) rates. Based on information from our media buying agents, we believe that demand for television time slots within the direct response advertising market has increased over the last nine months, creating a more competitive environment within this medium. Although customer acquisition costs remain at acceptable levels, during the third quarter of fiscal year 2010 we increased our spending significantly in alternative media channels and plan to continue those efforts.

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

Results of Operations

The following table summarizes the results of operations for the three and nine months ended June 30, 2010 and 2009, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2010		2009		2010		2009
	As Restated Amount	%	Amount	%	As Restated Amount	%	Amount	%
Sales	$10,619	100.0	$6,950	100.0	$29,428	100.0	$18,119	100.0
Cost of Sales	3,677	34.6	2,506	36.1	10,312	35.0	6,425	35.5
Gross Profit	6,942	65.4	4,444	63.9	19,116	65.0	11,694	64.5
Operating Expenses	6,000	56.5	3,372	48.5	16,655	56.6	9,750	53.8
Income from Operations	942	8.9	1,072	15.4	2,461	8.4	1,944	10.7
Other Income (Expense)	3,416	32.2	(264)	(3.8)	(2,551)	(8.7)	(795)	(4.4)
Income (loss) before Income Taxes	4,358	41.1	808	11.6	(90)	(0.3)	1,149	6.3
Income Tax Expense (Benefit)	413	3.9	14	0.2	(599)	(2.0)	14	0.1
Net Income	$3,945	37.2	$794	11.4	$509	1.7	$1,135	6.3

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

Other Income (Expense):

The following table shows a breakdown of other income (expense) for the three and the nine months ended June 30, 2010 and 2009 (dollars in thousands):

	For the three months ended June 30, 2010		For the nine months ended June 30, 2010
	As Restated 2010	2009	As Restated 2010	2009
Other Income (Expense):
Interest Expense	$(289)	$(267)	$(1,105)	$(812)
Change in fair value of derivative liabilities	3,697	—	(1,460)	—
Loss on disposal of assets	—	—	(2)	—
Interest income	8	3	16	17
Total Other Income (Expense)	$3,416	$(264)	$(2,551)	$(795)

Other income (expense) is predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for the nine months ended June 30, 2010 and 2009, respectively, totaled $2,300,000 and $460,000.

Interest expense increased by $293,000 to $1,105,000 for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009.  As a result of accounting guidance that became effective for us on October 1, 2009, we are required to bifurcate and separately account for embedded anti-dilution provisions contained in certain convertible notes issued in May and October 2008 as derivative liabilities. Accordingly, on October 1, 2009, we recorded a cumulative effect adjustment that increased the value of the discounts on our convertible debt issued in May and October 2008, which resulted in an additional $484,000 of non-cash interest expense for the nine months ended March 31, 2010.

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

	Closing Market Price of Common Stock	Change in Fair Value of Derivative Liabilities Income / (Expense)
Interim period ending:
September 30, 2009, Q4 2009	$1.45	$	n/a
December 31, 2009, Q1 2010	2.18		(5,098)
March 31, 2010, Q2 2010	2.20		(59)
June 30, 2010, Q3 2010	1.49		3,697
Total Change in FV of Derivative Liabilities			$(1,460)

Income Taxes:

The benefit from income taxes was $599,000 for the nine months ended June 30, 2010. The effective tax rate was approximately 666% of the loss before income taxes of $90,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes, a $1,437,000 decrease to the valuation allowance for deferred tax assets that management has determined will, more likely than not, be utilized, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $1,460,000 of expense for the change in fair value of derivative liabilities.

The provision for income taxes was $14,000 for the nine months ended June 30, 2009. The effective tax rate was 1% of the income before income taxes of $1,149,000, which reflects the utilization of net operating losses from previous years that were fully reserved by a valuation allowance at the time of utilization, partially offset by an estimated alternative minimum tax liability of $14,000.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended June 30, 2010 and 2009 (dollars in thousands):

	For the nine months ended
	June 30,
	As Restated 2010	2009
Cash Flows:
Net cash (used in) provided by operating activities	$(2,355)	$699
Net cash used in investing activities	(2,085)	(369)
Net cash provided by financing activities	7,531	1,985
Net increase in cash	3,091	2,315
Cash at beginning of period	3,798	1,173
Cash at end of period	$6,889	$3,488

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

As of June 30, 2010, our current assets of $18,403,000 exceeded our current liabilities of $12,254,000 by $6,149,000.

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

Investing Activities

During the nine months ended June 30, 2010, we purchased $1,324,000 of property and equipment primarily related to the build out of our new 24,000 square foot facility, which we moved into in January 2010. In addition, we purchased a $550,000 certificate of deposit as additional security for a $1,000,000 credit line facility; see Note 8 of our unaudited condensed consolidated financial statements. The certificate matures in September 2010 and bears interest at a rate of 1.242% per year.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

Change in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the restatement of our financial statements for the interim periods ending December 31, 2009, March 31, 2010, and June 30, 2010, our Chief Executive Officer and Principal Financial Officer re-assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. Based on that assessment, management identified the following material weaknesses:

•
Assess and Identify the Impact of Recently Issued Accounting Pronouncements: The Company’s procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by the Company’s failure to timely identify the impact of ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions),“which became effective for the Company on October 1, 2009. The Company did not become aware of the new guidance until June 2010, and the impacts of the accounting guidance were not properly identified by the Company until December 2010. As a result, the Company determined that the previously issued interim financial statements for fiscal year 2010 should no longer be relied upon, which resulted in the restatement of the interim financial statements for the interim periods ending December 31, 2009, March 31, 2010, and June 30, 2010.

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