Form 10-Q
period 2011-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-05-12
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-05663

LIBERATOR MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0267292 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2011
Common Stock, $.001	48,009,909

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2011 (unaudited) and September 30, 2010
(In thousands, except dollar per share amounts)

	March	September
	31, 2011	30, 2010
Assets
Current Assets:
Cash	$4,594	$7,428
Accounts receivable, net of allowance of $3,740 and $3,312, respectively	7,402	6,744
Inventory, net of allowance for obsolete inventory of $137 and $110, respectively	2,621	1,985
Deferred taxes, current portion	1,557	1,696
Prepaid and other current assets	504	355
Total Current Assets	16,678	18,208
Property and equipment, net of accumulated depreciation of $1,818 and $1,527, respectively	1,686	1,862
Deferred advertising	15,126	10,006
Other assets	218	139
Total Assets	$33,708	$30,215

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,234	$3,826
Accrued liabilities	799	1,077
Derivative liabilities	—	1,698
Stockholder loans	—	565
Convertible notes payable, net of unamortized discount of $21	—	2,516
Other current liabilities	132	146
Total Current Liabilities	7,165	9,828
Deferred tax liability	2,459	1,826
Other long-term liabilities	87	145
Total Liabilities	9,711	11,799

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,100 and 44,707 shares issued, respectively; 48,010 and 44,617 shares outstanding at March 31, 2011, and September 30, 2010, respectively	48	45
Additional paid-in capital	34,312	28,927
Accumulated deficit	(10,313)	(10,506)
Treasury stock, at cost; 89 shares at March 31, 2011, and September 30, 2010	(50)	(50)
Total Stockholders’ Equity	23,997	18,416
Total Liabilities and Stockholders’ Equity	$33,708	$30,215

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2011 and 2010
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Sales	$12,643	$9,650	$24,847	$18,808

Cost of Sales	4,672	3,386	9,008	6,633

Gross Profit	7,971	6,264	15,839	12,175

Operating Expenses
Payroll, taxes and benefits	2,930	2,618	5,771	4,787
Advertising	2,019	1,114	3,920	1,920
Bad debts	877	928	1,769	1,583
Depreciation	171	174	337	270
General and administrative	1,224	1,070	2,149	2,094
Total Operating Expenses	7,221	5,904	13,946	10,654

Income from Operations	750	360	1,893	1,521

Other Income (Expense)
Interest expense	(1)	(402)	(32)	(819)
Change in fair value of derivative liabilities	—	(59)	(902)	(5,157)
Gain (Loss) on disposal of assets	—	(2)	2	(2)
Interest income	2	5	4	8
Total Other Income (Expense)	1	(458)	(928)	(5,970)

Income (Loss) before Income Taxes	751	(98)	965	(4,449)

Provision for (Benefit from) Income Taxes	400	(6)	772	(1,012)

Net Income (Loss)	$351	$(92)	$193	$(3,437)

Basic earnings (loss) per share:
Weighted average shares outstanding	47,996	34,921	47,704	33,873
Earnings (loss) per share	$0.01	$(0.00)	$0.00	$(0.10)

Diluted earnings (loss) per share:
Weighted average shares outstanding	53,773	34,921	53,502	33,873
Earnings (loss) per share	$0.01	$(0.00)	$0.00	$(0.10)

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended March 31, 2011
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at October 1, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

Options issued to employees and directors			236			236
Common stock issued upon conversion of debt	3,333	3	5,097			5,100
Common stock issued for employee stock purchase plan	46	—	52			52
Common stock issued for cashless exercise of warrants	14	—	—			—
Net income				193		193

Balance at March 31, 2011	48,010	$48	$34,312	$(10,313)	$(50)	$23,997

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2011 and 2010
(Unaudited)
(in thousands)

	Six Months Ended
	March 31,
	2011	2010
Cash flow from operating activities:
Net Income (Loss)	$193	$(3,437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,172	2,156
Change in fair value of derivative liabilities	902	5,157
Equity based compensation	236	223
Provision for doubtful accounts and sales returns and adjustments	1,865	1,728
Non-cash interest related to convertible notes payable	21	662
Deferred income taxes	772	(982)
Amortization of non-cash debt issuance costs	—	17
Reserve for inventory obsolescence	28	—
Loss (Gain) on disposal of assets	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(2,524)	(3,621)
Deferred advertising	(8,954)	(4,630)
Inventory	(663)	(650)
Other assets	(179)	(50)
Accounts payable	2,409	1,479
Accrued liabilities	(308)	128
Other liabilities	(37)	(3)
Net Cash Flow Used in Operating Activities	(2,069)	(1,821)

Cash flow from investing activities:
Purchase of property and equipment	(163)	(1,217)
Proceeds from the sale of assets	3	5
Purchase of certificates of deposit	—	(556)
Net Cash Flow Used in Investing Activities	(160)	(1,768)

Cash flow from financing activities:
Proceeds from the sale of common stock	—	7,000
Costs associated with the sale of common stock	—	(382)
Proceeds from the exercise of warrants	—	530
Proceeds from employee stock purchase plan	44	104
Proceeds from credit line facility	—	750
Costs associated with new credit line facility	(51)	—
Purchase of treasury stock	—	(9)
Payments of debt and capital lease obligations	(598)	(241)
Net Cash Flow Provided by (Used in) Financing Activities	(605)	7,752

Net increase (decrease) in cash	(2,834)	4,163

Cash at beginning of period	7,428	3,798
Cash at end of period	$4,594	$7,961

Supplemental disclosure of cash flow information:
Cash paid for interest	$49	$185
Cash paid for income taxes	$5	$20

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for interest expense	$—	$45
Common stock issued for conversion of debt	$5,100	$543

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
March 31, 2011

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2010, that were filed with the SEC on January 13, 2011, and January 28, 2011, respectively. The results of operations for the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The guidance adopted on January 1, 2010 did not have a material impact on the Company’s financial statements. Adoption of the remaining guidance on January 1, 2011 did not have a material impact on the Company’s financial statements.

Note 3 — Stockholder Loans

The stockholder loans at September 30, 2010, in the amounts of $565,000 consist of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable were non-collateralized and due on demand. However, the notes were subordinated to the senior, unsecured, convertible notes payable discussed below in Note 5. During the first quarter of fiscal year 2011, the balance of the notes was repaid to Mr. Libratore. Interest expense related to the stockholder loans for the six months ended March 31, 2011 and 2010 was $4,000, and $60,000, respectively.

Note 4 — Credit Line Facility

Gulfstream Credit Line Facility

On September 4, 2009, the Company entered into a one-year Business Loan Agreement, Promissory Note and Assignment of Deposit (collectively, the “Gulfstream Credit Line Facility”) with a lender. Pursuant to the Gulfstream Credit Line Facility, the lender agreed to advance the Company a maximum of $500,000 secured by the Company’s $500,000 certificate of deposit held by the lender. Interest was payable on any advance under the Gulfstream Credit Line Facility at a rate of 1.000 percentage point under the corporate loan base rate index published by the Wall Street Journal, with a minimum interest rate of 4.750% per annum.

On November 2, 2009, the Company entered into a revised Gulfstream Credit Line Facility with the same lender discussed above. Under the revised loan agreement, the lender agreed to advance the Company a maximum of $1,000,000 secured by the existing $500,000 certificate of deposit held by the lender plus an additional $550,000 certificate of deposit to be held by the lender. The revised Credit Line Facility expired on September 8, 2010. All other terms of the September 4, 2009 Credit Line Facility remained unchanged.

In November and December 2009, the Company borrowed $750,000 from the Gulfstream Credit Line Facility. In June 2010, the Company repaid the $750,000 balance under the credit line facility.

In September 2010, the Company elected not to renew the Gulfstream Credit Line Facility.

Interest expense related to the Gulfstream Credit Line Facility for the six months ended March 31, 2011 and 2010, was $0 and $11,000, respectively.

PNC Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, the PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including inventory and accounts receivable. Interest is payable on any advance at LIBOR plus 2.75%. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Line Facility expires in February 2013.

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2011, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of March 31, 2011, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. The permitted borrowing base as of March 31, 2011, was $5,858,000. As of March 31, 2011, the Company has not borrowed any funds or incurred any interest expense from the PNC Credit Line Facility.

Note 5 — Convertible Notes Payable

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

Interest expense related to the May 2008 convertible note was $0 and $437,000 for the six months ended March 31, 2011 and 2010, respectively.

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

Interest expense related to the October 2008 convertible note was $24,000 and $276,000 for the six months ended March 31, 2011 and 2010, respectively.

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

On May 11, 2010, the May 2008 convertible note was converted into 4,375,000 shares of the Company’s common stock at a conversion price of $0.80 per share.

As of September 30, 2010, the fair value of the Embedded Derivative for the October 2008 convertible note was $1,698,000. The fair value as of September 30, 2010, was calculated using a Monte Carlo simulation model with the following assumptions:

October 2008 Note
Risk-free interest rate:	0.14%
Expected term:	17 days
Expected dividend yield:	0.00%
Expected volatility:	49.30%
Probability of triggering reset provision:	0.01%
Existing conversion price per share	$0.75
Company’s stock price per share	$1.26

On October 15, 2010, the October 2008 convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000, which was the intrinsic value of the conversion, based on the Company’s stock price as of the conversion date. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion, $902,000 was recorded as an additional non-cash charge to earnings for the six months ended March 31, 2011. As a result of the conversion, $2,600,000 was transferred from derivative liabilities into additional paid in capital.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended March 31, 2011 (dollars in thousands):

2011
Beginning balance: Derivative liabilities	$1,698
Total (gains) losses	902
Settlements	(2,600)
Ending balance: Derivative liabilities	$—

Note 7 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the six months ended March 31, 2011, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2010	7,393,334	$1.14
Issued	—	—
Exercised	(51,000)	1.00
Expired	(376,667)	1.59
Balance at March 31, 2011	6,965,667	$1.12

Employee & Director Stock Options

The weighted-average grant date fair value of options granted during the six months ended March 31, 2011 and 2010, was $0.40 and $0.99, respectively. There were no options exercised during the six months ended March 31, 2011 and 2010. The fair values of stock-based awards granted during the six months ended March 31, 2011 and 2010, were calculated with the following weighted-average assumptions:

	2011	2010
Risk-free interest rate:	1.05%	1.37%
Expected term:	3 years	3 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	48.91%	67.67%

For the six months ended March 31, 2011 and 2010 the Company recorded $216,000 and $119,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of March 31, 2011, there is $246,000 in total unrecognized compensation expense related to non-vested employee and director stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.6 years.

Stock option activity for the six months ended March 31, 2011, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at October 1, 2010	1,655,000	$0.92	2.82	$942,750
Granted	500,000	1.25
Expired or forfeited	(70,000)	1.03
Options outstanding at March 31, 2011	2,085,000	$0.99	3.26	$1,016,750
Options exercisable at March 31, 2011	1,376,250	$0.90	2.84	$794,188
Options vested or expected to vest at March 31, 2011	2,085,000	$0.99	3.26	$1,016,750

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “ESPP”) became effective June 10, 2009, the effective date of the registration statement filed on Form S-8 with the SEC. The ESPP provides a means by which employees of the Company are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the ESPP is 500,000 shares of the Company’s common stock, subject to changes authorized by the Board of Directors of the Company. Shares are offered through consecutive offering periods with durations of approximately six (6) months, commencing on the first trading day on or after June 1 and November 30 of each year and terminating on the last trading day before the commencement of the next offering period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The ESPP allows employees to designate up to 15% of their cash compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the exercise date, which is the last trading day of the offering period. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s common stock are not eligible to participate in the ESPP.

As of March 31, 2011, 237,840 shares of the Company’s common stock have been purchased through the ESPP, using $168,000 of proceeds received from employee payroll deductions. For the six months ended March 31, 2011 and 2010, the Company received $44,000 and $104,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the six months ended March 31, 2011 and 2010, the Company recognized $19,000 and $105,000, respectively, of compensation expense related to the ESPP.

Note 8 — Basic and Diluted Earnings (Loss) per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) — basic	$351	$(92)	$193	$(3,437)

Denominator:
Weighted average shares outstanding — basic	47,966	34,921	47,704	33,873
Effect of dilutive securities:
Stock options and warrants	5,777	—	5,798	—
Weighted average shares outstanding — diluted	53,773	34,921	53,502	33,873

Earnings (loss) per share — basic	$0.01	$(0.00)	$0.00	$(0.10)
Earnings (loss) per share — diluted	$0.01	$(0.00)	$0.00	$(0.10)

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and six months ended March 31, 2011 and 2010 (in thousands):

	For the three and six months
	ended March 31,
	2011	2010
Stock options	640	5,651
Warrants	358	9,811
Convertible debt	—	7,825
	998	23,287

Note 9 — Income Taxes

The provision for income taxes was $772,000 for the six months ended March 31, 2011. The effective tax rate was approximately 80% of the income before income taxes of $965,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the six months ended March 31, 2011.

The benefit for income taxes was $1,012,000 for the six months ended March 31, 2010. The effective tax rate was approximately 23% of the loss before income taxes of $4,449,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes, a $1,438,000 decrease to the valuation allowance for deferred tax assets that management has determined will, more likely than not, be utilized, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $5,157,000 of expense for the change in fair value of derivative liabilities.

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

Results of Operations

The following table summarizes the results of operations for the three and six months ended March 31, 2011 and 2010, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$12,643	100.0	$9,650	100.0	$24,847	100.0	$18,808	100.0
Cost of Sales	4,672	37.0	3,386	35.1	9,008	36.3	6,633	35.3
Gross Profit	7,971	63.0	6,264	64.9	15,839	63.7	12,175	64.7
Operating Expenses	7,221	57.1	5,904	61.2	13,946	56.1	10,654	56.6
Income from Operations	750	5.9	360	3.7	1,893	7.6	1,521	8.1
Other Income (Expense)	1	0.0	(458)	(4.7)	(928)	(3.7)	(5,970)	(31.7)
Income (loss) before Income Taxes	751	5.9	(98)	(1.0)	965	3.9	(4,449)	(23.7)
Income Tax Expense (Benefit)	400	3.1	(6)	(0.0)	772	3.1	(1,012)	(5.4)
Net Income (Loss)	$351	2.8	$(92)	(1.0)	$193	0.8	$(3,437)	(18.3)

Revenues:

Sales for the three months ended March 31, 2011, increased by $2,993,000, or 31.0%, to $12,643,000, compared with sales of $9,650,000 for the three months ended March 31, 2010. Sales for the six months ended March 31, 2011, increased by $6,039,000, or 32.1%, to $24,847,000, compared with sales of $18,808,000 for the six months ended March 31, 2010. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to obtain new customers and our dedication to customer service to retain our recurring customer base. Our direct-response advertising expenditures for the six months ended March 31, 2011, were $8,954,000 compared to $4,630,000 for the six months ended March 31, 2010.

Gross Profit:

Gross profit for the three months ended March 31, 2011, increased by $1,707,000, or 27.3%, to $7,971,000, compared with gross profit of $6,264,000 for the three months ended March 31, 2010. For the six months ended March 31, 2011, gross profit increased by $3,664,000, or 30.1%, to $15,839,000, compared with gross profit of $12,175,000.  The increase was attributed to our increased sales volume for the three and six months ended March 31, 2011, compared to the three and six months ended March 31, 2010.

As a percentage of sales, gross profit decreased by 1.9% and 1.0%, respectively, for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010. The decrease in gross profit as a percentage of sales was due to $100,000 of additional costs associated with a product recall and product mix during the three and six months ended March 31, 2011.

Operating Expenses:

The following table provides a breakdown of our operating expenses for the three and six months ended March 31, 2011 and 2010, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$2,930	23.2	$2,618	27.1	$5,771	23.2	$4,787	25.5
Advertising	2,019	16.0	1,114	11.6	3,920	15.8	1,920	10.2
Bad debts	877	6.9	928	9.6	1,769	7.1	1,583	8.4
Depreciation	171	1.4	174	1.8	337	1.4	270	1.4
General and administration	1,224	9.7	1,070	11.1	2,149	8.6	2,094	11.1

Total Operating Expenses	$7,221	57.1	$5,904	61.2	$13,946	56.1	$10,654	56.6

Payroll, taxes and benefits increased by $312,000, or 11.9%, to $2,930,000 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Payroll, taxes and benefits increased by $984,000, or 20.6%, to $5,771,000 for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. The increase was due to an increase in the number of employees to support our increased sales volume. As of March 31, 2011, we had 250 active employees compared to 220 at March 31, 2010.

Advertising expenses increased by $905,000, or 81.2%, to $2,019,000 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. For the six months ended March 31, 2011, advertising expenses increased by $2,000,000, or 104.2%, to $3,920,000, compared to the six months ended March 31, 2010. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three and six months ended March 31, 2011 and 2010 (dollars in thousands):

	For the three months Ended March 31,		For the six months Ended March 31,
	2011	2010	2011	2010

Advertising Expenses:
Amortization of direct-response costs	$1,990	$1,077	$3,835	$1,887
Other advertising expenses	29	37	85	33
Total Advertising Expenses	$2,019	$1,114	$3,920	$1,920

As of March 31, 2011, we have $15,126,000 of deferred advertising costs that will be expensed over a period between four and six years based on estimated future revenues for each cost pool, updated at each reporting period and expected to result directly from such advertising.

As a percentage of sales, advertising expenses increased by 4.4% and 5.6%, respectively, for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010. The increase in advertising expenses as a percentage of sales was primarily attributed to higher amortization expense associated with increased costs incurred over the last twelve months to place our direct response advertisements.

Bad debt expenses decreased by $51,000, or 5.5%, to $877,000 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. For the six months ended March 31, 2011, bad debt expenses increased by $186,000, or 11.7%, compared to the six months ended March 31, 2010. The increase in bad debt expenses for the six months ended March 31, 2011, is due to our increased sales levels, partially offset by improvements in our collection efforts during the six months ended March 31, 2011.

Depreciation expense increased by $67,000, or 24.8%, to $337,000 for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. The increase in depreciation expense is primarily attributed to the build out of an additional 24,000 square foot facility during the first six months of fiscal year 2010 to house our expanding workforce and provide the capacity necessary to support our future sales growth. Purchases of property and equipment totaled $163,000 and $1,217,000 during the six months ended March 31, 2011 and 2010, respectively.

General and administrative expenses increased by $154,000, or 14.4%, to $1,224,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. For the six months ended March 31, 2011, general and administrative costs increased by $55,000, or 2.6%, compared to the six months ended March 31, 2010. The increase is due to increases in software costs, equipment lease payments, and compensation for the board of directors; partially offset by the reduction of amortization costs associated with debt issuance costs and office expenses. As a percentage of sales, general and administrative expenses have decreased by 1.4% and 2.5%, respectively, for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010.

Income from Operations:

Income from operations for the three months ended March 31, 2011, increased by $390,000, or 108.3%, to $750,000, compared to the three months ended March 31, 2010. For the six months ended March 31, 2011, income from operations increased by $372,000, or 24.5%, to $1,893,000, compared to the six months ended March 31, 2010. The increase in operating income is primarily attributed to our increased sales volumes with a reduction as a percentage of sales in payroll costs, bad debt expenses, and administrative costs; partially offset by increases in our advertising costs.

Other Income (Expense):

The following table shows a breakdown of other income (expense) for the three and six months ended March 31, 2011 and 2010 (dollars in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
Other Income (Expense):
Interest Expense	$(1)	$(402)	$(32)	$(819)
Change in fair value of derivative liabilities	—	(59)	(902)	(5,157)
Gain (Loss) on disposal of assets	—	(2)	2	(2)
Interest income	2	5	4	8
Total Other Income (Expense)	$1	$(458)	$(928)	$(5,970)

Other income (expense) is predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for the six months ended March 31, 2011 and 2010, respectively, totaled $923,000 and $5,774,000.

Interest expense decreased by $401,000 and $784,000, respectively, for the six months ended March 31, 2011, compared to the three and six months ended March 31, 2010. The decrease in interest expense was due to reduced levels of debt during the six months ended March 31, 2011, as a result of the conversion of $6,452,000 of notes into shares of our common stock and $1,315,000 of principal payments towards shareholder loans since December 31, 2009.

We were required to adjust the embedded derivative liabilities to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings. The changes in fair value of the derivative liabilities at each interim period are very sensitive to changes in the market price for our common stock. When the market price of our common stock increases, the fair value of the embedded derivatives increases, resulting in additional non-cash charges to our earnings. Conversely, when the market price for our common stock declines, the fair value of the embedded derivatives decreases, resulting in non-cash benefits to our earnings. The following table illustrates the changes in the market price of our common stock and the changes in fair value of the derivative liabilities recorded in fiscal year 2010 and the six months ended March 31, 2011 (dollars in thousands, except per share amounts):

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

As a result of the increase in fair value of the embedded derivatives from October 1, 2009, to March 31, 2010, $5,157,000 was recorded as a non-cash charge to earnings for the six months ended March 31, 2010.

On May 11, 2010, the $3.5 million convertible note issued in May 2008 was converted into shares of our common stock at a conversion price of $0.80 per share. As of September 30, 2010, derivatives liabilities had a remaining balance of $1,698,000, which is related to the embedded derivative contained in the $2.5 million convertible note due October 17, 2010.

On October 15, 2010, the $2.5 million convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion on October 15, 2010, $902,000 was recorded as an additional non-cash charge to earnings for the six months ended March 31, 2011. As a result of the conversion, $5.1 million, which is the balance of the derivative liabilities plus the face value of the convertible note, was transferred into additional paid in capital, eliminating any additional exposure to changes in fair value of the derivative liabilities associated with the convertible debt issued in May and October 2008 since the notes have been converted into shares of our common stock.

Income Taxes:

The provision for income taxes was $772,000 for the six months ended March 31, 2011. The effective tax rate was approximately 80% of the income before income taxes of $965,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the six months ended March 31, 2011.

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

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended March 31, 2011 and 2010 (dollars in thousands):

	For the Six Months Ended
	March 31,
	2011	2010
Cash Flows:
Net cash used in operating activities	$(2,069)	$(1,821)
Net cash used in investing activities	(160)	(1,768)
Net cash provided by (used in) financing activities	(605)	7,752
Net increase (decrease) in cash	(2,834)	4,163)
Cash at beginning of period	7,428	3,798
Cash at end of period	$4,594	$7,961

The Company had cash of $4,594,000 at March 31, 2011, compared to cash of $7,428,000 at September 30, 2010, a decrease of $2,834,000. The decrease in cash for the six months ended March 31, 2011, is primarily due to $2,069,000 of cash used in operating activities and payments of $598,000 on our debt obligations.

Operating Activities

During the six months ended March 31, 2011, cash used in operations was $2,069,000, which was the result of net income of $193,000 plus non-cash charges of $7,994,000 less changes in operating assets and liabilities of $10,256,000. The non-cash charges consist primarily of $3,835,000 for amortization of deferred advertising costs, $1,769,000 for bad debt expense, $902,000 for the change in fair value of derivative liabilities, $772,000 for deferred income taxes, $337,000 for depreciation, $236,000 for equity based compensation associated with employee and director stock options, and $96,000 for increase in reserve for sales returns and adjustments. The changes in operating assets and liabilities for the six months ended March 31, 2011, consist of $8,954,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $2,524,000 and inventory of $663,000 as a result of our increased sales, and a decrease of $308,000 for accrued expenses primarily related to the payment of management incentives in October 2010, partially offset by an increase in accounts payable of $2,409,000 due to increased purchases and improved vendor payment terms for our higher volume items.

During the six months ended March 31, 2010, cash used in operations was $1,821,000, which was the result of a net loss of $3,437,000 plus non-cash charges of $8,963,000 less changes in operating assets and liabilities of $7,347,000. The non-cash charges consist primarily of $5,157,000 for the change in fair value of derivative liabilities, $1,887,000 for amortization of deferred advertising costs, $1,583,000 for bad debt expense, $662,000 for non-cash interest expense related to convertible notes payable, $223,000 for equity based compensation associated with employee and director stock options, $145,000 for increase in the reserve for sales returns and adjustments, and $270,000 for depreciation; less, $982,000 for deferred income taxes. The changes in operating assets and liabilities for the six months ended March 31, 2010, consist of $4,630,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $3,621,000 and inventory of $650,000 as a result of our increased sales, partially offset by an increase in accounts payable of $1,479,000 due to increased purchases.

Investing Activities

During the six months ended March 31, 2011, we purchased $163,000 of property and equipment to support our continued growth.

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

Financing Activities

During the six months ended March 31, 2011, cash used in financing activities was $605,000, which included payments of $598,000 towards our debt obligations and payment of $51,000 for costs associated with a new PNC Credit Line Facility discussed above in Note 4, partially offset by $44,000 of proceeds from our employee stock purchase plan.

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

Outlook

The second quarter of our fiscal year is typically a challenging quarter for us each year due to the annual renewal of our customers’ insurance coverage, primarily Medicare Part B coverage, and calendar year deductibles that must be met by the majority of our customers at the beginning of each calendar year. In spite of these challenges, we were able to increase our sales for the twelfth consecutive quarter. Our growth over the last three years has been driven by our direct response marketing campaign, primarily through television ads at remnant (discounted) rates. During the second quarter of fiscal year 2011, based on buying opportunities within the direct response advertising markets, we increased our advertising spend across all media channels. As a result of the increased advertising spend and the seasonal challenges that we encountered during the second quarter of fiscal year 2011, we have a backlog of customer leads, of which a portion of these leads will be converted into closed customer sales during the third quarter of fiscal year 2011, consistent with past quarters that have resulted in similar build-ups of customer leads.

Demand for television time slots within the direct response advertising market continues to be competitive, increasing the costs of our direct-response advertising efforts. We plan to decrease our television advertising spend from second quarter levels for the remainder of fiscal year 2011. Based on results of our advertising efforts within alternate media channels, we plan to continue those efforts and increase our spend within specific areas during fiscal year 2011. Our cost structure continues to remain flexible enough to adapt to changing market conditions. We can pulse our advertising spend and the expansion of our workforce relatively quickly based on the results of our marketing programs. We believe we are well positioned to continue to grow our sales and improve profitability over the long term.

The outlook for demand for our products and services is favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to continue to grow over the next two quarters of fiscal year 2011 due to our advertising and marketing programs. The Company does not anticipate any major changes affecting the Company in Medicare reimbursement in 2011, nor in any other reimbursement programs available from other third-party payers.

As of March 31, 2011, we had $4.6 million of cash available and a credit line available to fund our operations. We believe that existing cash and the availability of funds through our credit line, if necessary, together with cash generated from the collection of accounts receivable, and the sale of products will be sufficient to meet our cash requirements during the next twelve months.

At March 31, 2011, our current assets of $16,678,000 exceeded our current liabilities of $7,165,000 by $9,513,000.

Our plan for the next twelve months includes the following:

•	Continue our advertising and marketing efforts at reduced spending levels;

•	Explore potential acquisition opportunities;
•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Continue to invest in the expansion of our infrastructure; and

•	Increase our accounts receivable collection efforts.

In order to implement our current business model, we have completed the following:

•	Identified and presented to many large funding sources, soliciting terms for long-term capital in the form of debt, equity or a combination of both;

•	Identified products and related target customers through extensive market research;

•	Established efficient and cost-effective methods to reach qualified customers;

•	Established an infrastructure of management and knowledgeable staff to support substantial growth in sales with a minimal amount of additional staff members, maximizing our revenue per employee;

•	Created a HIPAA compliant IT infrastructure and staff to accommodate additional growth in sales;

•	Established a marketing plan that can be monitored for effectiveness and is flexible enough to adapt to changing market conditions; and

•	Established methods of testing our current and new advertising methods to meet changing market conditions.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current Annual Report on Form 10-K for the year ended September 30, 2010, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company’s internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of March  31, 2011, due to the material weakness identified as follows:

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

Change in Internal Control over Financial Reporting

During the three months ended March 31, 2011, the Company remediated the following material weakness previously disclosed in the Company’s Annual Report for fiscal year 2010 and Interim Report for period ending December 31, 2010, filed with the SEC on Forms 10-K and 10-Q:

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

Remediation: During the second quarter of fiscal year 2011, the Company subscribed to an outside service that provides the Company’s Chief Financial Officer and Controller with timely guidance on Recently Issued Accounting Pronouncements. In addition, the Company supplemented its current interim reporting processes with documentation of the Controller’s and Chief Financial Officer’s review and assessment of the timing and impacts, if any, that the new accounting pronouncements will have on the Company’s financial statements.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weakness in internal control over financial reporting, the Company, under the direction of the Company’s Audit Committee, intends to implement improvements during the remainder of fiscal year 2011 as follows:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2011, the Company issued 3,333,333 shares of common stock upon the conversion of convertible notes payable. The securities were issued in reliance upon the exemptions from registration provided by Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933, as amended.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore	President	May 12, 2011
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	May 12, 2011
Robert J. Davis