Form 10-Q
period 2011-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-08-15
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Yes ☐ No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2011
Common Stock, $.001	48,046,650

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2011 (unaudited) and September 30, 2010
(In thousands, except dollar per share amounts)

	June 30, 2011	September 30, 2010
Assets

Current Assets:
Cash	$2,452	$7,428
Accounts receivable, net of allowances of $4,111 and $3,312, respectively	7,965	6,744
Inventory, net of allowance for obsolete inventory of $137 and $110, respectively	2,912	1,985
Deferred taxes, current portion	1,775	1,696
Prepaid and other current assets	366	355
Total Current Assets	15,470	18,208
Property and equipment, net of accumulated depreciation of $1,997 and $1,527, respectively	1,708	1,862
Deferred advertising	16,841	10,006
Intangible assets, net of accumulated amortization of $12	470	—
Other assets	215	139
Total Assets	$34,704	$30,215

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,493	$3,826
Accrued liabilities	1,145	1,077
Credit line facility	500	—
Derivative liabilities	—	1,698
Stockholder loans	—	565
Notes payable, net of unamortized discount of $0 and $21, respectively	107	2,516
Other current liabilities	124	146
Total Current Liabilities	7,369	9,828
Deferred tax liability	3,006	1,826
Other long-term liabilities	59	145
Total Liabilities	10,434	11,799

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,135 and 44,706 shares issued, respectively; 48,046 and 44,617 shares outstanding at June 30, 2011, and September 30, 2010, respectively	48	45
Additional paid-in capital	34,447	28,927
Accumulated deficit	(10,175)	(10,506)
Treasury stock, at cost; 89 shares at June 30, 2011, and September 30, 2010	(50)	(50)
Total Stockholders’ Equity	24,270	18,416

Total Liabilities and Stockholders’ Equity	$34,704	$30,215

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Sales	$13,309	$10,619	$38,156	$29.428

Cost of Sales	5,142	3,677	14,150	10,312

Gross Profit	8,167	6,942	24,006	19,116

Operating Expenses
Payroll, taxes and benefits	3,072	2,569	8,843	7,357
Advertising	2,132	1,336	6,052	3,255
Bad debts	1,098	1,020	2,867	2,603
Depreciation	191	179	528	449
General and administrative	1,205	896	3,354	2,991
Total Operating Expenses	7,698	6,000	21,644	16,655

Income from Operations	469	942	2,362	2,461

Other Income (Expense)
Interest expense	(3)	(289)	(35)	(1,105)
Change in fair value of derivative liabilities	—	3,697	(902)	(1,460)
Gain (Loss) on disposal of assets	—	—	2	(2)
Interest income	1	8	5	16
Total Other Income (Expense)	(2)	3,416	(930)	(2,551)

Income (Loss) before Income Taxes	467	4,358	1,432	(90)

Provision for (Benefit from) Income Taxes	329	413	1,101	(599)

Net Income	$138	$3,945	$331	$509

Basic earnings per share:
Weighted average shares outstanding	48,018	41,569	47,809	36,438
Earnings per share	$0.00	$0.09	$0.01	$0.01

Diluted earnings per share:
Weighted average shares outstanding	54,175	54,797	53,751	44,809
Earnings per share	$0.00	$0.07	$0.01	$0.01

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended June 30, 2011
(Unaudited)
(in thousands)

			Additional			Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity

Balance at October 1, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

Options issued to employees and directors			328			328
Common stock issued upon conversion of debt	3,333	3	5,097			5,100
Common stock issued for employee stock purchase plan	82	—	95			95
Common stock issued for cashless exercise of warrants	14	—	—			—
Net income				331		331

Balance at June 30, 2011	48,046	$48	$34,447	$(10,175)	$(50)	$24,270

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2011 and 2010
(Unaudited)
(in thousands)
	Nine Months Ended
	June 30,
	2011	2010
Cash flow from operating activities:
Net Income	$331	$509
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,458	3,670
Change in fair value of derivative liabilities	902	1,460
Equity based compensation	328	303
Provision for doubtful accounts and sales returns and adjustments	3,059	2,759
Non-cash interest related to convertible notes payable	21	886
Deferred income taxes	1,101	(566)
Amortization of non-cash debt issuance costs	—	23
Reserve for inventory obsolescence	28	—
Loss (Gain) on disposal of assets	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(4,279)	(5,420)
Deferred advertising	(12,765)	(7,988)
Inventory	(922)	(1,135)
Other assets	(36)	(320)
Accounts payable	1,667	3,516
Accrued liabilities	60	(51)
Other liabilities	(58)	(3)
Net Cash Flow Used in Operating Activities	(4,107)	(2,355)

Cash flow from investing activities:
Purchase of property and equipment and other	(306)	(1,531)
Acquisition of SGV Medical Supplies (see Note 3)	(466)	—
Proceeds from the sale of assets	3	5
Purchase of certificates of deposit	—	(559)
Net Cash Flow Used in Investing Activities	(769)	(2,085)

Cash flow from financing activities:
Proceeds from the sale of common stock	—	7,000
Costs associated with the sale of common stock	—	(407)
Proceeds from the exercise of warrants	—	1,556
Proceeds from employee stock purchase plan	64	102
Proceeds from credit line facility	500	—
Costs associated with new credit line facility	(51)	—
Purchase of treasury stock	—	(9)
Payments of debt and capital lease obligations	(613)	(711)
Net Cash Flow Provided by (Used in) Financing Activities	(100)	7,531

Net increase (decrease) in cash	(4,976)	3,091

Cash at beginning of period	7,428	3,798
Cash at end of period	$2,452	$6,889

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$323
Cash paid for income taxes	$5	$20

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for interest expense	$—	$45
Common stock issued for conversion of debt	$5,100	$8,914
Promissory note issued for acquisition of SGV Medical Supplies (see Note 3)	$107	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
June 30, 2011

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2010, that were filed with the SEC on January 13, 2011, and January 28, 2011, respectively. The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. Upon adoption of this guidance on October 1, 2012, we will reclassify the provision for bad debts related to prior period patient service revenue as a deduction from patient service revenue as required by this guidance. The adoption of this guidance is not expected to have a material  impact on our financial condition, overall results of operations or cash flows.

In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in the International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The guidance adopted on January 1, 2010 did not have a material impact on the Company’s financial statements. Adoption of the remaining guidance on October 1, 2011, is not expected to have a material impact on the Company’s financial statements.

Note 3 — Acquisition

On May 13, 2011, the Company entered into an Asset Purchase Agreement with Kruin Medical Products, Inc., a California corporation, which had been doing business as SGV Medical Supplies ("SGV"), and its sole shareholder. Under the Asset Purchase Agreement, the Company purchased SGV's customer list, inventory, and website (the "Purchased Assets") used in its ostomy supply business. The purchase price for the Purchased Assets was $716,000, of which the Company paid $466,000 in cash and $250,000 pursuant to a non-interest bearing promissory note due on November 13, 2011, subject to the Company's right of setoff based on the number of SGV customers that purchase ostomy supplies from the Company within six months following the acquisition date.

With the acquisition of SGV's ostomy supply customers, the Company was able to acquire new customers at a cost that was below the Company's advertising costs per acquired customer, which is consistent with the Company's growth strategy.

As of June 30, 2011, the estimated fair values of the contingent consideration, that is, the promissory note due on November 13, 2011, and the assets acquired are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of the contingent consideration and of the assets acquired. The Company believes that the information provides a reasonable basis for estimating the fair values of assets and  is obtaining additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of purchase price to the fair value of assets acquired as of the date of the acquisition (in thousands):

Preliminary Purchase Price Consideration:
Cash	$466
Promissory note, net of right of setoff	107
Total fair value of consideration	$573

Preliminary Purchase Price Allocation:
Intangible assets (customer list)	$482
Inventory	33
Property and equipment (website)	58
Total assets acquired	$573

The fair value of the promissory note was calculated based on an estimate of the number of SGV customers expected to purchase ostomy supplies from the Company within six months from the date of the acquisition. The range of potential amounts due pursuant to the terms of the promissory note is between $0 and $250,000. The fair values of the customer list and the website acquired were estimated using an income approach and incorporate significant inputs not observable in the market, which are Level 3 fair value inputs. Key assumptions in the estimated valuation included: (1) a discount rate of 18.92%; (2) the number of SGV customers expected to place orders with the Company; and (3) net cash flow projections over the projected life of the assets.

 For the nine months ended June 30, 2011, the Company recognized $271,000 of revenue and approximately $12,000 of earnings generated from customers acquired from SGV since the acquisition date. Disclosure of supplemental pro forma information for revenue and earnings related to the acquired assets, assuming the acquisition was made at the beginning of the earliest period presented, has not been disclosed since the effects of the acquisition would not have been material to the results of operation for the periods presented.

Note 4 — Stockholder Loans

The stockholder loans at September 30, 2010, in the amounts of $565,000 consisted of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable were non-collateralized and due on demand. However, the notes were subordinated to the senior, unsecured, convertible notes payable discussed below in Note 6. During the first quarter of fiscal year 2011, the balance of the notes was repaid to Mr. Libratore. Interest expense related to the stockholder loans for the nine months ended June 30, 2011 and 2010 was $4,000, and $81,000, respectively.

Note 5 — Credit Line Facility

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

In September 2010, the Company elected not to renew the Gulfstream Credit Line Facility.

Interest expense related to the Gulfstream Credit Line Facility for the nine months ended June 30, 2011 and 2010, was $0 and $18,000, respectively.

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

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2011, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of June 30, 2011, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. The permitted borrowing base as of June 30, 2011, was $6,857,000. As of June 30, 2011, the Company had an outstanding principal balance of $500,000 with $6,357,000 available to borrow from the PNC Credit Line Facility.

Interest expense related to the PNC Credit Line Facility for the nine months ended June 30, 2011 and 2010, was $1,000 and $0, respectively.

Note 6 — Convertible Notes Payable

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

Interest expense related to the May 2008 convertible note was $0 and $558,000 for the nine months ended June 30, 2011 and 2010, respectively.

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

Interest expense related to the October 2008 convertible note was $24,000 and $411,000 for the nine months ended June 30, 2011 and 2010, respectively.

Short-term convertible notes payable consist of the following as of September 30, 2010 (in thousands):

Oct’08 Note
Notes Payable, face amount	$2,500
Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Bifurcated Embedded Derivative	(841)
Accumulated Amortization	906
Total Discounts	(21)
Accrued Interest	37
Convertible Notes Payable, net	$2,516

NOTE 7 — Derivative Liabilities

The May 2008 and October 2008 convertible notes, discussed above in Note 6, contained embedded adjustment features whereby the conversion price could have been adjusted if the Company had issued additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. The embedded adjustment features were not indexed to the Company’s own stock and, therefore, were embedded derivative financial liabilities (the “Embedded Derivatives”) that required bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of retained earnings on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivatives to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

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

On October 15, 2010, the October 2008 convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000, which was the intrinsic value of the conversion, based on the Company’s stock price as of the conversion date. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion, $902,000 was recorded as an additional non-cash charge to earnings for the nine months ended June 30, 2011. As a result of the conversion, $2,600,000 was transferred from derivative liabilities into additional paid in capital.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2011 (dollars in thousands):
2011
Beginning balance: Derivative liabilities	$1,698
Total (gains) losses	902
Settlements	(2,600)
Ending balance: Derivative liabilities	$—

Note 8 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the nine months ended June 30, 2011, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2010	7,393,334	$1.14
Issued	—	—
Exercised	(51,000)	1.00
Expired	(376,667)	1.59
Balance at June 30, 2011	6,965,667	$1.12

Employee and Director Stock Options

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2011 and 2010, was $0.40 and $0.93, respectively. There were no options exercised during the nine months ended June 30, 2011 and 2010. The fair values of stock-based awards granted during the nine months ended June 30, 2011 and 2010, were calculated with the following weighted-average assumptions:

	2011	2010
Risk-free interest rate:	1.05%	1.32%
Expected term:	3 years	3 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	48.91%	68.59%

For the nine months ended June 30, 2011 and 2010 the Company recorded $305,000 and $188,000, respectively, of stock-based compensation expense, which has been classified as operating expenses, sub-classification of payroll, taxes and benefits, for the employees and general and administrative for the directors. As of June 30, 2011, there is $157,000 in total unrecognized compensation expense related to non-vested employee and director stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.3 years.

Stock option activity for the nine months ended June 30, 2011, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at October 1, 2010	1,655,000	$0.92	2.58	$792,250
Granted	500,000	1.25
Expired or forfeited	(70,000)	1.03
Options outstanding at June 30, 2011	2,085,000	$0.99	3.01	$828,250
Options exercisable at June 30, 2011	1,515,000	$0.90	2.61	$738,750
Options vested or expected to vest at June 30, 2011	2,085,000	$0.99	3.01	$828,250

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

As of June 30, 2011, 274,581 shares of the Company’s common stock have been purchased through the ESPP, using $211,000 of proceeds received from employee payroll deductions. For the nine months ended June 30, 2011 and 2010, the Company received $64,000 and $102,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the nine months ended June 30, 2011 and 2010, the Company recognized $23,000 and $92,000, respectively, of compensation expense related to the ESPP.

Note 9 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income — basic	$138	$3,945	$331	$509
Effect of dilutive securities:
Convertible debt	—	31	—	—
Net income — diluted	138	3,976	331	509

Denominator:
Weighted average shares outstanding — basic	48,018	41,569	47,809	36,438
Effect of dilutive securities:
Stock options and warrants	6,157	7,765	5,942	8,371
Convertible debt	—	5,463	—	—
Weighted average shares outstanding — diluted	54,175	54,797	53,751	44,809

Earnings per share — basic	$0.00	$0.09	$0.01	$0.01
Earnings per share — diluted	$0.00	$0.07	$0.01	$0.01

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and nine months ended June 30, 2011 and 2010 (in thousands):

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Stock options	640	200	640	200
Warrants	358	358	358	233
Convertible debt	—	—	—	3,333
Totals	998	558	998	3,766

Note 10 — Income Taxes

The provision for income taxes was $329,000 for the three months ended June 30, 2011.  The effective tax rate was approximately 71% of the income before income taxes of $467,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,101,000 for the nine months ended June 30, 2011.  The effective tax rate was approximately 77% of the income before income taxes of $1,432,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the nine months ended June 30, 2011.

The provision for income taxes was $413,000 for the three months ended June 30, 2010.  The effective tax rate was 9% of the income before income taxes of $4,358,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s income that is not taxable for income tax purposes, primarily consisting of $3,697,000 of income for the change in fair value of the derivative liabilities recorded for the three months ended June 30, 2010.

The benefit for income taxes was $599,000 for the nine months ended June 30, 2010.  The effective tax rate was 666% of the loss before income taxes of $90,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes, the reduction in valuation allowance, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $1,460,000 of expense for the change in fair value of the derivative liabilities recorded for the nine months ended June 30, 2010.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company, included in our Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2010, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Results of Operations

The following table summarizes the results of operations for the three and nine months ended June 30, 2011 and 2010, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount		%
Sales	$13,309	100.0	$10,619	100.0	$38,156	100.0	$29,428		100.0
Cost of Sales	5,142	38.6	3,677	34.6	14,150	37.1	10,312		35.0
Gross Profit	8,167	61.4	6,942	65.4	24,006	62.9	19,116		65.0
Operating Expenses	7,698	57.8	6,000	56.5	21,644	56.7	16,655		56.6
Income from Operations	469	3.5	942	8.9	2,362	6.2	2,461		8.4
Other Income (Expense)	(2)	0.0	3,416	32.2	(930)	(2.4)	(2,551	) )	(8.7)
Income (loss) before Income Taxes	467	3.5	4,358	41.0	1,432	3.8	(90)		(0.3)
Income Tax Expense (Benefit)	329	2.5	413	3.9	1,101	2.9	(599)		(2.0)
Net Income	$138	1.0	$3,945	37.2	$331	0.9	$509		1.7

Revenues:

Sales for the three months ended June 30, 2011, increased by $2,690,000, or 25.3%, to $13,309,000, compared with sales of $10,619,000 for the three months ended June 30, 2010. Sales for the nine months ended June 30, 2011, increased by $8,728,000, or 29.7%, to $38,156,000, compared with sales of $29,428,000 for the nine months ended June 30, 2010. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to retain our recurring customer base. Our direct-response advertising expenditures for the nine months ended June 30, 2011, were $12,765,000 compared to $7,988,000 for the nine months ended June 30, 2010. While our revenues have not increased proportionally to our increased advertising expenditures, we believe that the incremental costs associated with acquiring new customers through our increased advertising expenditures will be more than offset by the recurring revenues generated from the new customers acquired as a result of our advertising efforts.

Our increased advertising efforts do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve.

In addition to our direct response advertising efforts, on May 13, 2011, we acquired the ostomy supply customers of SGV Medical Supplies (see Note 3 of the condensed consolidated financial statements above). The customers from SGV generated $271,000 of sales from the date of acquisition to June 30, 2011.

Gross Profit:

Gross profit for the three months ended June 30, 2011, increased by $1,225,000, or 17.6%, to $8,167,000, compared with gross profit of $6,942,000 for the three months ended June 30, 2010. For the nine months ended June 30, 2011, gross profit increased by $4,890,000, or 25.6%, to $24,006,000, compared with gross profit of $19,116,000. The increase was attributed to our increased sales volume for the three and nine months ended June 30, 2011, compared to the three and nine months ended June 30, 2010.

As a percentage of sales, gross profit decreased by 4.0% and 2.1%, respectively, for the three and nine months ended June 30, 2011, compared with the three and nine months ended June 30, 2010. The decrease in gross profit as a percentage of sales was primarily attributed to an increase in our ostomy supply sales, which have lower gross margins than our other product lines, as a percentage of our total sales and, to a lesser extent, an increase in shipping costs for fiscal year 2011 versus fiscal year 2010.

Operating Expenses:

The following table provides a breakdown of our operating expenses for the three and nine months ended June 30, 2011 and 2010, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$3,072	23.1	$2,569	24.2	$8,843	23.2	$7,357	25.0
Advertising	2,132	16.0	1,336	12.6	6,052	15.9	3,255	11.1
Bad debts	1,098	8.3	1,020	9.6	2,867	7.5	2,603	8.8
Depreciation	191	1.4	179	1.7	528	1.4	449	1.5
General and administration	1,205	9.1	896	8.4	3,354	8.8	2,991	10.2

Total Operating Expenses	$7,698	57.8	$6,000	56.5	$21,644	56.7	$16,655	56.6

Payroll, taxes and benefits increased by $503,000, or 19.6%, to $3,072,000 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Payroll, taxes and benefits increased by $1,486,000, or 20.2%, to $8,843,000 for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. The increase was due to an increase in the number of employees to support our increased sales volume. As of June 30, 2011, we had 277 active employees compared to 213 at June 30, 2010.

Advertising expenses increased by $796,000, or 59.6%, to $2,132,000 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. For the nine months ended June 30, 2011, advertising expenses increased by $2,797,000, or 85.9%, to $6,052,000, compared to the nine months ended June 30, 2010. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three and nine months ended June 30, 2011 and 2010 (dollars in thousands):

	For the three months Ended June 30,		For the nine months Ended June 30,
	2011	2010	2011	2010
Advertising Expenses:
Amortization of direct-response advertising costs	$2,095	$1,334	$5,929	$3,221
Other advertising expenses	37	2	123	34
Total Advertising Expenses	$2,132	$1,336	$6,052	$3,255

As of June 30, 2011, we had $16,841,000 of deferred advertising costs that will be expensed over a period between four and six years based on estimated future revenues for each cost pool, updated at each reporting period and expected to result directly from such advertising.

Over the last three fiscal years, as we have increased our direct response advertising efforts, our cost per acquired customer has increased proportionally to our increased advertising spend. As a result of our increased costs to acquire new customers, our advertising expense, as a percentage of sales, has increased by 3.4% and 4.8%, respectively, for the three and nine months ended June 30, 2011, compared with the three and nine months ended June 30, 2010. As stated above, we believe that the incremental costs associated with acquiring new customers through our increased advertising expenditures will be more than offset by the recurring revenues generated from the new customers acquired as a result of our advertising efforts.

Bad debt expenses increased by $78,000, or 7.6%, to $1,098,000 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. For the nine months ended June 30, 2011, bad debt expenses increased by $264,000, or 10.1%, compared to the nine months ended June 30, 2010. The increase in bad debt expenses for the three and nine months ended June 30, 2011, is due to our increased sales levels, partially offset by improvements in our collection efforts during the nine months ended June 30, 2011.

Depreciation expense increased by $12,000, or 6.7%, to $191,000 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. For the nine months ended June 30, 2011, depreciation expense increased by $79,000, or 17.6%, compared to the nine months ended June 30, 2010. The increase in depreciation expense is primarily attributed to the build out of an additional 24,000 square foot facility during the first nine months of fiscal year 2010 to house our expanding workforce and provide the capacity necessary to support our future sales growth. Purchases of property and equipment totaled $306,000 and $1,324,000 during the nine months ended June 30, 2011 and 2010, respectively.

General and administrative expenses increased by $309,000, or 34.5%, to $1,205,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. For the nine months ended June 30, 2011, general and administrative costs increased by $363,000, or 12.1%, compared to the nine months ended June 30, 2010. The increase is due to increases in software costs, professional fees, equipment lease payments, and compensation for the board of directors; partially offset by the reduction of amortization costs associated with debt issuance costs and office expenses.

Income from Operations:

Income from operations for the three months ended June 30, 2011, decreased by $473,000, or 50.2%, to $469,000, compared to the three months ended June 30, 2011. For the nine months ended June 30, 2011, income from operations decreased by $99,000, or 4.0%, to $2,362,000, compared to the nine months ended June 30, 2010. The decrease in operating income was due to our reduced gross profit margins as a result of our increased ostomy supply sales, our  increased shipping costs, and our increased operating expenses, primarily our increased advertising expenses, during the three and nine months ended June 30, 2011.

Other Income (Expense):

The following table shows a breakdown of other income (expense) for the three and nine months ended June 30, 2011 and 2010 (dollars in thousands):

	For the three months ended June 30,		For the nine months ended June 30
	2011	2010	2011	2010
Other Income (Expense):
Interest Expense	$(3)	$(289)	$(35)	$(1,105)
Change in fair value of derivative liabilities	—	3,697	(902)	(1,460)
Gain (Loss) on disposal of assets	—	—	2	(2)
Interest income	1	8	5	16
Total Other Income (Expense)	$(2)	$3,416	$(930)	$(2,551)

Other income (expense) is predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within convertible debt that has been converted into common shares. Non-cash charges to other income (expense) for the nine months ended June 30, 2011 and 2010, respectively, totaled $923,000 and $2,300,000.

Interest expense decreased by $286,000 and $1,070,000, respectively, for the three and nine months ended June 30, 2011, compared to the three and nine months ended June 30, 2010. The decrease in interest expense was due to reduced levels of debt during the nine months ended June 30, 2011, as a result of the conversion of $6,452,000 of notes into shares of our common stock and $1,315,000 of principal payments towards shareholder loans since December 31, 2009.

We were required to adjust the embedded derivative liabilities to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings. The changes in fair value of the derivative liabilities at each interim period are very sensitive to changes in the market price for our common stock. When the market price of our common stock increases, the fair value of the embedded derivatives increases, resulting in additional non-cash charges to our earnings. Conversely, when the market price for our common stock declines, the fair value of the embedded derivatives decreases, resulting in non-cash benefits to our earnings. The following table illustrates the changes in the market price of our common stock and the changes in fair value of the derivative liabilities recorded in fiscal year 2010 and the nine months ended June 30, 2011 (dollars in thousands, except per share amounts):

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

As a result of the increase in fair value of the embedded derivatives from October 1, 2009, to June 30, 2010, $1,460,000 was recorded as a non-cash charge to earnings for the nine months ended June 30, 2010. On May 11, 2010, the $3.5 million convertible note issued in May 2008 was converted into shares of our common stock at a conversion price of $0.80 per share. As of September 30, 2010, derivatives liabilities had a remaining balance of $1,698,000, which is related to the embedded derivative contained in the $2.5 million convertible note due October 17, 2010.

On October 15, 2010, the $2.5 million convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion on October 15, 2010, $902,000 was recorded as an additional non-cash charge to earnings for the nine months ended June 30, 2011. As a result of the conversion, $5.1 million, which is the balance of the derivative liabilities plus the face value of the convertible note, was transferred into additional paid in capital, eliminating any additional exposure to changes in fair value of the derivative liabilities associated with the convertible debt issued in May and October 2008 since the notes have been converted into shares of our common stock.

Income Taxes:

The provision for income taxes was $329,000 for the three months ended June 30, 2011.  The effective tax rate was approximately 71% of the income before income taxes of $467,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,101,000 for the nine months ended June 30, 2011.  The effective tax rate was approximately 77% of the income before income taxes of $1,432,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the nine months ended June 30, 2011.

The provision for income taxes was $413,000 for the three months ended June 30, 2010.  The effective tax rate was 9% of the income before income taxes of $4,358,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s income that is not taxable for income tax purposes, primarily consisting of $3,697,000 of income for the change in fair value of the derivative liabilities recorded for the three months ended June 30, 2010.

The benefit for income taxes was $599,000 for the nine months ended June 30, 2010.  The effective tax rate was 666% of the loss before income taxes of $90,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes, the reduction in valuation allowance, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $1,460,000 of expense for the change in fair value of the derivative liabilities recorded for the nine months ended June 30, 2010.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended June 30, 2011 and 2010 (dollars in thousands):

	For the nine months
	ended June 30,
	2011	2010
Cash Flows:
Net cash used in operating activities	$(4,107)	$(2,355)
Net cash used in investing activities	(769)	(2,085)
Net cash provided by (used in) financing activities	(100)	7,531
Net increase (decrease) in cash	(4,976)	3,091
Cash at beginning of period	7,428	3,798
Cash at end of period	$2,452	$6,889

The Company had cash of $2,452,000 at June 30, 2011, compared to cash of $7,428,000 at September 30, 2010, a decrease of $4,976,000. The decrease in cash for the nine months ended June 30, 2011, is primarily due to $4,107,000 of cash used in operating activities, payments of $614,000 for our debt obligations, and $466,000 of cash used for the acquisition of SGV Medical Supplies.

Operating Activities

During the nine months ended June 30, 2011, cash used in operations was $4,107,000, which was the result of $12,765,000 of direct response advertising expenditures and increases of $5,201,000 for accounts receivable and inventory, partially offset by net income of $331,000, non-cash charges of $11,895,000, and an increase in accounts payable of $1,667,000.

During the nine months ended June 30, 2010, cash used in operations was $2,355,000, which was the result of $7,988,000 of direct response advertising expenditures and increases of $6,555,000 for accounts receivable and inventory, partially offset by net income of $509,000, non-cash charges of $8,537,000, and an increase in accounts payable of $3,516,000.

Investing Activities

During the nine months ended June 30, 2011, we used $466,000 of cash for the acquisition of SGV Medical Supplies. In addition, we purchased $306,000 of property and equipment, primarily computer equipments and software, to support our continued growth.

During the nine months ended June 30, 2010, we purchased $1,531,000 of property and equipment primarily related to the build out of our new 24,000 square foot facility, into which we moved in January 2010. In addition, we purchased a $550,000 certificate of deposit as additional security for a $1,000,000 credit line facility discussed above in Note 5 of the unaudited condensed consolidated financial statements.

Financing Activities

During the nine months ended June 30, 2011, cash used in financing activities was $101,000, which included payments of $614,000 towards our debt obligations and payment of $51,000 for costs associated with a new PNC Credit Line Facility discussed above in Note 5, partially offset by $500,000 of proceeds from the new credit line facility and $64,000 of proceeds from our employee stock purchase plan.

During the nine months ended June 30, 2010, cash provided by financing activities was $7,531,000, which included net proceeds of $6,593,000 from the sale of common stock to a single institutional investor, $1,556,000 of proceeds from the exercise of warrants, and $102,000 of proceeds from our employee stock purchase plan, partially offset by payments of $711,000 for our debt and capital lease obligations.

Outlook

In the third quarter of fiscal year 2011, we increased our sales for the thirteenth consecutive quarter.  Our sales increase was driven by our direct response marketing campaign, primarily through television ads at remnant (discounted) rates and “pay-per-click” ads on the Internet. During the second quarter of fiscal year 2011, based on buying opportunities within the direct response advertising markets, we increased our advertising spend across both media channels. As a result of the increased advertising spend during the second quarter, we had a backlog of customer leads at the end of the second quarter, of which a portion was converted into sales during the third quarter of fiscal year 2011. Consistent with past results from our advertising efforts, we expect to continue to generate sales from these customer leads during the fourth quarter of fiscal year 2011.  During the third quarter of fiscal year 2011, we decreased our television advertising expenditures from the previous quarter levels, which generated less customer leads from television ads. The decrease in our television advertising expenditures resulted in lower costs per lead partially offset by increased advertising expenditures within the Internet media channel. With the customer leads generated from our advertising efforts in the third quarter of fiscal year 2011, we expect to acquire new customers at reduced levels of costs during the fourth quarter of fiscal year 2011.

We completed the acquisition of SGV’s ostomy supply customers in the third quarter of fiscal year 2011. We expect to acquire new customers at reduced levels of cost through our SGV acquisition during the fourth quarter of fiscal year 2011.

During the nine months ended June 30, 2011, we invested in new software programs, specifically a new dialer system and contact management program, to improve our productivity and generate increased levels of sales at reduced levels of operating expenses. As of June 30, 2011, we were still in the process of implementing these new software packages, which has increased our general and administrative operating expenses over the last six months of fiscal year 2011.  We expect to complete the implementation of these new systems during the next six months.

The outlook for demand for our products and services continues to be favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. We expect our revenues to continue to grow in the last quarter of fiscal year 2011 due to our advertising campaign and the SGV acquisition. The Company does not anticipate any major changes affecting the Company for Medicare reimbursement in 2011.

As of June 30, 2011, we had $2.5 million of cash and $6.4 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable, and the sale of products will be sufficient to meet our cash requirements during the next twelve months.

At June 30, 2011, our current assets of $15,470,000 exceeded our current liabilities of $7,369,000 by $8,101,000.

Our plan for the next twelve months includes the following:

•	Continue our advertising and marketing efforts;

•	Explore potential acquisition opportunities that produce customers at acquisition costs below our current advertising costs per acquired customer;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Complete the implementation of our new dialer and contact management systems

•	Continue to invest in the expansion of our infrastructure; and

•	Increase our accounts receivable collection efforts.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company’s internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of June 30, 2011, due to the material weakness identified as follows:

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

Change in Internal Control over Financial Reporting

During the three months ended June 30, 2011, the Company made the following changes in our internal controls over financial reporting:

•
Implemented a revised review and approval process to ensure that all account reconciliations and journal entries are reviewed and approved on a timely basis with supporting documentation to support the review and approval processes.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weakness in internal control over financial reporting, the Company, under the direction of the Company’s Audit Committee, intends to implement improvements during the fourth quarter of fiscal year 2011 as follows:

•
Complete the testing and documentation of the internal controls implemented during the third quarter of fiscal year 2011 related to the reported inadequate documented review and approval of certain aspects of the accounting process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2011, the Company issued 3,333,333 shares of common stock upon the conversion of convertible notes payable. The securities were issued in reliance upon the exemptions from registration provided by Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933, as amended.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore	President	August 15, 2011
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	August 15, 2011
Robert J. Davis