Form 10-Q/A
period 2011-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-08-26
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

EXPLANATORY NOTE

Liberator Medical Holdings, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1	Section 302 Certificate of Chief Executive Officer
Exhibit 31.2	Section 302 Certificate of Chief Financial Officer
Exhibit 32.1	Section 906 Certificate of Chief Executive Officer
Exhibit 32.2	Section 906 Certificate of Chief Financial Officer
Exhibit 101	Interactive Data File

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore	President	August 26, 2011
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	August 26, 2011
Robert J. Davis