Form 10-K
period 2011-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2011-12-29
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

or

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on March 31, 2011, was approximately $26,706,332.

The number of shares outstanding of the issuer’s Common Stock as of December 23, 2011, was 48,088,034.

LIBERATOR MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

Item 1. Business	3

Item 1A. Risk Factors	6

I tem 1B. Unresolved Staff Comments	8

Item 2. Properties	9

Item 3. Legal Proceedings	9

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6. Selected Financial Data	11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	21

Item 8. Financial Statements and Supplementary Data	21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21

Item 9A. Controls and Procedures	21

Item 9B. Other Information	24

PART III

Item 10. Directors, Executive Officers and Corporate Governance	25

Item 11. Executive Compensation	27

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31

Item 13. Certain Relationships and Related Transactions, and Director Independence	34

Item 14. Principal Accountant Fees and Services	34

PART IV

Item 15. Exhibits and Financial Statement Schedules	35

Signatures	36

EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I

Item 1. Business

Overview

Throughout this Report we use the terms “we,” “our Company,” and “us” to refer to Liberator Medical Holdings, Inc., and its wholly-owned consolidated subsidiaries, Liberator Medical Supply, Inc. (which is sometimes called “Liberator Medical”), Liberator Health and Education Services, Inc., Liberator Health and Wellness, Inc., and Practica Medical Manufacturing, Inc.

We are a leading national direct-to-consumer provider of quality medical supplies, primarily to Medicare-eligible seniors. Liberator Medical, a wholly-owned subsidiary of the Company, is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits. An Exemplary Provider™ accredited by The Compliance Team, our Company’s unique combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator Medical is recognized for offering a simple, reliable way to purchase medical supplies needed on a recurring basis, with the convenience of direct billing to Medicare and private insurance. Its employees communicate directly with its patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis and bills Medicare and third-party insurers on behalf of its patients. Liberator Medical markets its products directly to consumers, primarily through targeted media, direct-response television, Internet, and print  advertising throughout the United States. Its customer service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. Liberator Medical’s operating platforms enable it to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.

Market

The U.S. national healthcare spending is expected to increase by approximately $2 trillion from $2.6 trillion in 2010 to $4.6 trillion in 2020, according to the Centers for Medicare and Medicaid Services (“CMS”).

The Company targets Medicare-eligible seniors with chronic illness. As the baby boomer population ages, CMS estimates that the number of Americans over the age of 65 will increase from an estimated 41.1 million in 2011 to 54.2 million in 2020. The research firm Rand estimates the number of Americans with two or more chronic conditions will increase from 60 to 81 million between the years 2000 and 2020.

We are a quasi-medical distributor providing home health care products. According to HME News, the home health care market is a highly fragmented industry of over 100,000 companies, with about 60 companies having annual sales in excess of $10 million. The products that we distribute are classified as Durable Medical Equipment (“DME”). CMS estimates that the national expenditures within the DME market will increase by over $20 billion from $35.7 billion in 2010 to $56.8 billion in 2020. The number of DME companies with Medicare billings less than $300,000 has been declining, or consolidating, over the last few years according to HME News, primarily as a result of increased Medicare accreditation and bonding requirements implemented in 2009. We have been able to attract new customers, looking for new suppliers, as a result of the consolidation within the DME market over the last few years.

Liberator’s revenue primarily comes from supplying products to meet the rapidly growing requirements of general medical supplies, primarily urological catheters, ostomy supplies, mastectomy fashions, and diabetic supplies. Customers may purchase by phone, mail, or Internet, with repeat orders confirmed with the customer and shipped when needed.

Urological Catheters

The majority of our revenue is generated from urological catheters. Our sales growth was accelerated in April 2008, when the Medicare reimbursement rate for intermittent catheters was increased from four catheters per month to two hundred catheters per month.

An aging population, an under-penetrated population base, and a rising incidence of various urological problems, including incontinence, will drive continued growth in the U.S. urological catheter market over the next six years, according to The Global Industry Analysts Inc. (the "GIA") report released in August 2011. The advent of advanced catheters aimed at minimizing invasiveness and lowering infection risk and other complications, as well as the adoption of favorable reimbursement policies, are also expected to fuel market growth in the U.S.

According to data released by CMS for Medicare claims paid in 2010, Liberator Medical is the leading supplier of urological intermittent catheters for Medicare patients, exceeding the second leading supplier by 112%.

Competition consists primarily from 180 Medical, Inc., MP Total Care Medical, Inc., UroMed, Inc., A-Med Health Care, Byrams Healthcare, and many small independent dealers and retail stores.

Ostomy Supplies

According to a GIA report released in October 2011, the ostomy supply market in the U.S. was approximately $380 million in 2009 and expected to grow 3.8% each year to over $500 million in 2017. The aging population in the U.S. and the rising incidence of diseases such as colorectal cancer, inflammatory bowel diseases, bladder cancer, among others has increased the demand for ostomy supplies. The United Ostomy Association estimates that over 500,000 Americans have some type of stoma due to a colostomy, ileostomy, and/or urostomy.

Many smaller DME companies have refused to accept assignment of insurance benefits for ostomy supplies due to low reimbursement rates from Medicare and other insurance providers. We have been able to leverage our increased ostomy supply volumes to negotiate lower prices from our vendors, which has enabled us to stay competitive and gain share in the ostomy supply market.

Competition exists primarily from three major national competitors for ostomy supplies: Edgepark Medical Supplies, Byram Healthcare, and Liberty Medical Supplies.

Mastectomy Fashions

Liberator Medical has been accepting assignment of insurance benefits for mastectomy fashions for over ten years. We are the only medical supply company that combines a comprehensive product catalogue, which is available on-line and in hard copy, and direct billing to Medicare and other insurance providers.

According to data released by CMS for Medicare claims paid in 2010, Liberator Medical is the leading supplier of mastectomy fashions for Medicare patients, exceeding the second leading supplier by 116%. The overall market size has stabilized as the number of mastectomies performed each year has declined in recent years due to the advancement of breast-conserving surgeries and breast cancer treatments.

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

Diabetic Supplies

According to the Center for Disease Control and Prevention (the “CDC”), 25.8 million people in the U.S. have diabetes, of which 7.0 million people are undiagnosed. The CDC estimates that 1.9 million people aged 20 years or older were newly diagnosed with diabetes in 2010 in the U.S. Diabetes is the largest and fastest growing chronic disease in the nation.

Diabetic supplies are a small portion of our total revenue. In 2008, we elected not to participate in the Medicare competitive bidding process that was implemented in certain U.S. metropolitan areas in 2009 due to the low reimbursement rates provided under the program for diabetic supplies.

Our direct response advertising campaign has not been targeted towards diabetic customers. However, we do receive responses to our advertisements from diabetics to purchase mail-order diabetic supplies on assignment. If the customers have insurance other than Medicare or have Medicare but reside in an area not covered by the competitive bid process, we will provide supplies for these customers and accept assignment of insurance.

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

With an average customer life of between four to six years, we believe our strategy should provide predictable, recurring income. Management is constantly evaluating and testing new products for direct marketing to various targeted customers. As these new and innovative products come to market, we anticipate being positioned to bring them to the public quickly with the right marketing, intake, processing, and third-party billing mechanisms.

Suppliers

The Company distributes products from over 200 manufacturers, including all of the largest U.S. suppliers. As the Company’s sales volumes have increased, we have been able to develop partnerships with the larger manufacturers, enabling the Company to obtain preferred pricing and maintain a readily available supply of product for our customers’ medical necessities.

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

Employees

As of September 30, 2011, we had 307 employees. None of our employees are members of any union or covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

•
Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration (“FDA”). These agencies conduct audits and periodic investigations of most companies billing Medicare. Negative findings or results of audits are subject to appeals and judicial review and are often overturned at various levels. There is always the possibility that the Company could be the subject of any audit or investigation as it performs a substantial amount of Medicare billing each year. The Company is regularly audited by all four regional Medicare carriers and has on some occasions had to reimburse claims previously paid. This type of reimbursement is common to all Medicare participants. Medicare audits or investigations could possibly lead to recoupment of monies paid to the Company, fines, off-sets on future payments and even loss of Medicare billing privileges. Since its inception, the Company has had no fines or penalties but the Company has been audited by all four regional Medicare carriers and from time-to-time been asked to repay amounts on claims previously paid for various reasons such as billing errors, lack of medical records in physician offices, insufficient patient diagnoses, patients having similar equipment, patient not seen by physician recently enough, and lack of adequate medical necessity. Although the Company has set aside reserves for contractual adjustments, demands for repayment could exceed Company reserves and the Company could be unable to pay them, which would adversely affect the Company.

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

•
The success of the Company will largely be dependent on Mark Libratore, the Company’s founder and our President and Chief Executive Officer, who is responsible for the day-to-day management of the business. Loss of Mr. Libratore’s services, either through retirement, incapacity or death, may have a material adverse effect on the Company. The Company has $4,000,000 of key man insurance on Mr. Libratore’s life, with the Company as the beneficiary of $3,000,000 and his wife the beneficiary of $1,000,000.

•
As of December 1, 2011, Mark Libratore, our President and Chief Executive Officer, held approximately 32.7% of our outstanding common stock, excluding options to purchase up to 4,167,259 shares of our common stock. As a result, Mr. Libratore has the ability to exercise substantial control over all corporate actions requiring shareholder approval, including the following actions:

—	the election of directors;

—	the adoption of stock option plans;

—	the amendment of charter documents; and

—	the approval of certain mergers and other significant corporate transactions, including the sale of our assets.

Risks Relating to Ownership of Our Common Stock

•
Even though we expect our common stock to continue to be quoted on the OTC Bulletin Board, we cannot predict the changes in the trading market for our common stock, including changes in liquidity. Because only a small percentage of our outstanding shares is freely traded in the public market, the price of our shares could be volatile and liquidation of an investor’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2011, Liberator Medical rented 39,740 square feet of space at its headquarters in Stuart, Florida, at a monthly base rental of $35,826. Our lease expires on July 31, 2012. We are in the process of negotiating an extension of this lease for an additional one to three years. Of that space, approximately 21,140 square feet house our administrative offices and approximately 18,600 square feet are used for our warehouse, shipping, and storage functions.

Liberator Medical rents 24,000 square feet of space in Stuart, Florida, at a monthly base rental of $8,500. This facility houses our call center and certain administrative functions.

On January 1, 2011, Liberator Medical entered into a three year lease agreement for a monthly base rental of $3,163 per month for 6,900 square feet of space in Stuart, Florida. This facility is used for storage of Company records.

We believe that our existing facilities are suitable as office, shipping and warehouse space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

From time-to-time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of any litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “LBMH.OB.” The following table reflects the range of the high and low sales prices per share of the Company’s common stock for each quarterly period within fiscal years 2011 and 2010:

	Stock Price
	High	Low
Quarter Ended:
December 31, 2009	$2.47	$1.40
March 31, 2010	$2.44	$1.74
June 30, 2010	$2.25	$1.41
September 30, 2010	$1.68	$1.15
December 31, 2010	$1.53	$1.06
March 31, 2011	$1.50	$1.15
June 30, 2011	$1.55	$1.25
September 30, 2011	$1.49	$0.75

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
As of November 30, 2011, the Company had approximately 1,363 shareholders of record of the Company’s common stock. However, a significant number of shares of the Company’s common stock are held in “street name” by brokers on behalf of shareholders and are therefore held by many beneficial owners.

As of September 30, 2011, there were 48,136,250 shares of the Company’s common stock issued and 48,046,650 shares outstanding. Of those shares, 33,519,735 shares were “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended.

SEC Rule 144 provides that a person who is not affiliated with our Company who holds restricted securities for six months may sell such shares without restriction, provided that, for a period ending twelve months after the securities acquisition date we are current in our SEC filings. A person who is affiliated with our Company and who has held restricted securities for six months will be able to sell such shares in brokerage transactions subject to limitations, including limitations on sales based on the number of our shares outstanding, our trading volume, current public information, and certain other conditions. Such sales could have a depressive effect on the price of our common stock in the open market.

The Company has not declared any cash dividends on its common stock in the last thirty years and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Stock Repurchase Program

There were no shares of our common stock repurchased during the three months ended September 30, 2011.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors, including, but not limited to, those described in the subsection titled “Risk Factors,” located in Part I, Item 1A, of this Form 10-K.

Company Overview

We are a leading national direct-to-consumer provider of quality medical supplies to Medicare-eligible seniors. Liberator Medical, a wholly-owned subsidiary of the Company, is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits. An Exemplary Provider™ accredited by The Compliance Team, our Company’s unique combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator Medical is recognized for offering a simple, reliable way to purchase medical supplies needed on a regular, ongoing, repeat-order basis, with the convenience of direct billing to Medicare and private insurance. Our revenue primarily comes from supplying products to meet the rapidly growing requirements of general medical supplies, primarily urological catheters, ostomy supplies, mastectomy fashions and diabetic supplies. Customers may purchase by phone, mail, or Internet, with repeat orders confirmed with the customer and shipped when needed.

We market our products directly to consumers primarily through targeted media and direct response television advertising. Our customer service representatives are specifically trained to communicate with Medicare-eligible beneficiaries. Our operating platforms enable us to collect and process required documents from physicians and customers, and bill and collect amounts due from Medicare, other government agencies, third party payors, and/or customers.

Results of Operations

The following table summarizes the results of operations for the fiscal years ended September 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	%	Amount	%
Sales	$52,698	100.0	$40,919	100.0
Cost of Sales	20,601	39.1	14,349	35.1
Gross Profit	32,097	60.9	26,570	64.9
Operating Expenses	29,500	56.0	21,945	53.6
Income from Operations	2,597	4.9	4,625	11.3
Other Income (Expense)	(937)	(1.8)	(1,927)	(4.7)
Income Before Income Taxes	1,660	3.1	2,698	6.6
Income Tax Expense	1,401	2.6	98	0.2
Net Income	$259	0.5	$2,600	6.4

Revenues:

Sales for fiscal year 2011 increased by $11,779,000, or 28.8%, to $52,698,000, compared with sales of $40,919,000 for fiscal year 2010. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to retain our recurring customer base. Our direct response advertising expenditures for fiscal year 2011were $15,245,000, compared to $10,808,000 for fiscal year 2010. While our revenues have not increased proportionally to our increased advertising expenditures, we believe that the incremental costs associated with acquiring new customers through our increased advertising expenditures will be more than offset by the recurring revenues generated from the new customers acquired as a result of our advertising efforts.

Our increased advertising efforts do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve.

In addition to our direct response advertising efforts, on May 13, 2011, we acquired the ostomy supply customers of SGV Medical Supplies (see Note 10 of the consolidated financial statements below). The customers from SGV generated approximately $790,000 of sales from the date of acquisition to September 30, 2011.

Gross Profit:

Gross profit for fiscal year 2011 increased by $5,527,000, or 20.8%, to $32,097,000, compared with gross profit of $26,570,000 for fiscal year 2010. The increase was attributed to our increased sales volume for fiscal year 2011 compared to fiscal year 2010.

As a percentage of sales, gross profit decreased by 4.0% for fiscal year 2011 compared with fiscal year 2010. Three-fourths of the decrease in gross profit as a percentage of sales was attributed to an increase in our ostomy supply sales, which have lower gross margins than our other product lines as a percentage of our total sales, and the remaining one-fourths of the decrease was due to an increase in shipping costs for fiscal year 2011 compared to fiscal year 2010.

Operating Expenses:

The following table provides a breakdown of our operating expenses for the fiscal years ended September 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$12,174	23.1	$9,973	24.4
Advertising	8,206	15.6	4,629	11.3
Bad debts	3,746	7.1	2,653	6.5
Depreciation	730	1.4	593	1.4
General and administration	4,644	8.8	4,097	10.0
Total Operating Expenses	$29,500	56.0	$21,945	53.6

Payroll, taxes and benefits increased by $2,201,000, or 22.1%, to $12,174,000 for fiscal year 2011 compared to fiscal year 2010. The increase was due to an increase in the number of employees to support our increased sales volume. During fiscal year 2011, we added ninety-three employees, of which fifty-seven employees were hired during the last six months of fiscal year 2011. The continuous growth of our recurring business requires regular increases in staff. We have chosen to invest in recruiting, hiring, and training additional staff ahead of our advertising schedule, which helps us achieve compliance on many fronts and maintain the quality of our customer service. As of September 30, 2011, we had 307 active employees compared to 214 at September 30, 2010.

Advertising expenses increased by $3,577,000, or 77.3%, to $8,206,000 for fiscal year 2011 compared to fiscal year 2010. The majority of our advertising expenses is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the fiscal years ended September 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Advertising Expenses:
Amortization of direct-response costs	$8,060	$4,557
Other advertising expenses	146	72
Total Advertising Expenses	$8,206	$4,629

As of September 30, 2011, we had $17,191,000 of deferred advertising costs that will be expensed over a period between four and six years based on estimated future revenues for each cost pool, updated at each reporting period and expected to result directly from such advertising.

Over the last three fiscal years, as we have increased our direct response advertising efforts our cost per acquired customer has increased proportionally to our increased advertising spend. As a result of our increased costs to acquire new customers, our advertising expense, as a percentage of sales, has increased by 4.3% for fiscal year 2011 compared with fiscal year 2010. As stated above, we believe that the incremental costs associated with acquiring new customers through our increased advertising expenditures will be more than offset by the recurring revenues generated from the new customers acquired as a result of our advertising efforts.

Bad debt expenses increased by $1,093,000, or 41.2, to $3,746,000 for fiscal year 2011 compared to fiscal year 2010. The increase in bad debt expenses for fiscal year 2011 is due to our increased sales levels.

Depreciation and amortization expense increased by $137,000, or 23.1%, to $730,000 for fiscal year 2011 compared to fiscal year 2010. The increase in depreciation expense is primarily attributed to the build-out of an additional 24,000 square foot facility that was completed during the first half of fiscal year 2010 to house our expanding workforce and provide the capacity necessary to support our future sales growth. Purchases of property and equipment totaled $471,000 and $1,421,000 during fiscal years 2011 and 2010, respectively.

General and administrative expenses increased by $547,000, or 13.4%, to $4,644,000 for fiscal year 2011 compared to fiscal year 2010. The increase is due to the additional costs incurred for software, computer equipment, rent, telephone, insurance, compensation for the board of directors, and other administrative type expenses, required to support the growth of our business. These increases were partially offset by reductions in the amortization costs associated with debt issuance costs and office expenses.  As a percentage of sales, general and administrative expenses have decreased from 10.0% for fiscal year 2010 to 8.8% for fiscal year 2011.

Income from Operations:

Income from operations for fiscal year 2011 decreased by $2,028,000, or 43.8%, to $2,597,000, compared to fiscal year 2010. The decrease in operating income was due to our reduced gross profit margins, a result of our increased ostomy supply sales and increased shipping costs, and our increased operating expenses, primarily related to our increased advertising expenses as a percentage of sales, during fiscal year 2011.

Other Income (Expense):

The following table shows a breakdown of other income (expense) for the fiscal years ended September 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Other Income (Expense):
Interest Expense	$(42)	$(1,256)
Change in fair value of derivative liabilities	(902)	(691)
Gain (loss) on sale of assets	2	(2)
Interest income	5	22
Total Other Income (Expense)	$(937)	$(1,927)

Other income (expense) is predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within convertible debt that has been converted into common shares. Non-cash charges to other income (expense) for fiscal years 2011 and 2010, respectively, totaled $923,000 and $1,693,000.

Interest expense decreased by $1,214,000 to $42,000 for fiscal year 2011 compared to fiscal year 2010. The decrease in interest expense was due to reduced levels of debt during fiscal year 2011 as a result of the conversion of $6,452,000 of notes into shares of our common stock and $1,315,000 of principal payments of shareholder loans since December 31, 2009.

We were required to adjust the embedded derivative liabilities to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings. The changes in fair value of the derivative liabilities at each interim period are very sensitive to changes in the market price for our common stock. When the market price of our common stock increased, the fair value of the embedded derivatives increased, resulting in additional non-cash charges to our earnings. Conversely, when the market price for our common stock declined, the fair value of the embedded derivatives decreased, resulting in non-cash benefits to our earnings. The following table illustrates the changes in the market price of our common stock and the changes in fair value of the derivative liabilities recorded in fiscal years 2010 and 2011 (dollars in thousands, except per-share amounts):

		Change in
	Closing	Fair Value of
	Market	Derivative
	Price of	Liabilities
	Common	Income /
	Stock	(Expense)
Interim period ending:
September 30, 2009, Q4 2009	$1.45	$ n/a
December 31, 2009, Q1 2010	2.18	(5,099)
March 31, 2010, Q2 2010	2.20	(59)
June 30, 2010, Q3 2010	1.49	3,698
September 30, 2010, Q4 2010	1.26	769
December 31, 2010, Q1 2011	1.27	(902)
Total Change in FV of Derivative Liabilities		$(1,593)

As a result of the increase in fair value of the embedded derivatives from October 1, 2009, to September 30, 2010, $691,000 was recorded as a non-cash charge to earnings for fiscal year 2010.

 On May 11, 2010, a $3.5 million convertible note issued in May 2008 was converted into shares of our common stock at a conversion price of $0.80 per share.

As of September 30, 2010, derivatives liabilities had a balance of $1,698,000, which was related to the embedded derivative contained in the $2.5 million convertible note that was due October 17, 2010.

On October 15, 2010, the $2.5 million convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion on October 15, 2010, $902,000 was recorded as an additional non-cash charge to earnings for fiscal year 2011.

As of September 30, 2011, the Company has no additional exposure to changes in fair value of the derivative liabilities embedded within the convertible notes discussed above due to the conversion of the debt into shares of our common stock.

Income Taxes

The provision for income taxes was $1,401,000 for fiscal year 2011. The effective tax rate was approximately 84% of the income before income taxes of $1,660,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for fiscal year 2011.

The provision for income taxes was $98,000 for fiscal year 2010. The effective tax rate was 4% of the income before income taxes of $2,698,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes, the reduction in valuation allowance, and certain of the Company’s expenses that are not deductible for income tax purposes, primarily consisting of $691,000 of expense related to the change in fair value of the derivative liabilities recorded for fiscal year 2010.

Liquidity and Capital Resources

The following table summarizes the cash flows for the fiscal years ended September 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Cash Flows:
Net cash used in operating activities	$(4,494)	$(2,336)
Net cash used in investing activities	(832)	(1,307)
Net cash provided by financing activities	914	7,273
Net increase (decrease) in cash	(4,412)	3,630
Cash at beginning of period	7,428	3,798
Cash at end of period	$3,016	$7,428

The Company had cash of $3,016,000 at September 30, 2011, compared to $7,428,000 at September 30, 2010, a decrease of $4,412,000. This decrease in cash during fiscal year 2011 is primarily due to $4,494,000 in net cash used for operating activities, payments of $621,000 for our debt obligations, $466,000 of cash used for the acquisition of SGV Medical Supplies, and $369,000 for purchases of property and equipment. This decrease was partially offset by $1,500,000 in proceeds from our credit line facility.

Operating Activities

During fiscal year 2011, cash used in operating activities was $4,494,000, which was the result of net income of $259,000 plus non-cash charges of $15,421,000 less changes in operating assets and liabilities of $20,174,000. The non-cash charges consist primarily of $8,060,000 for amortization of deferred advertising costs, $3,746,000 for bad debt expense, $902,000 for the change in fair value of derivative liabilities, $730,000 for depreciation expense, $204,000 for increase in reserve contractual adjustments, $385,000 for equity based compensation associated with employee and director stock options, and $1,340,000 for deferred income taxes. The changes in operating assets and liabilities during fiscal year 2011 primarily consist of $15,245,000 for deferred advertising expenditures related to our direct response advertising efforts and increases for accounts receivable of $5,065,000 and inventory of $1,025,000 as a result of our increased sales, which were partially offset by an increase in accounts payable of $1,182,000 due to increased purchases.

During fiscal year 2010, cash used in operating activities was $2,336,000, which was the result of net income of $2,600,000 plus non-cash charges of $10,486,000 less changes in operating assets and liabilities of $15,422,000. The non-cash charges consist primarily of $4,557,000 for amortization of deferred advertising costs, $2,653,000 for bad debt expense, $691,000 for the change in fair value of derivative liabilities, $593,000 for depreciation, $443,000 for increase in reserve for contractual adjustments, $1,003,000 for non-cash interest expense related to convertible notes payable, $388,000 for equity based compensation associated with employee and director stock options, and $130,000 for deferred income taxes. The changes in operating assets and liabilities during fiscal year 2010 primarily consist of $10,808,000 for deferred advertising expenditures related to our direct response advertising efforts and increases for accounts receivable of $5,988,000 and inventory of $692,000 as a result of our increased sales, partially offset by an increase in accounts payable of $1,736,000 due to increased purchases and improved vendor payment terms for our higher volume items, a decrease in deferred loan costs of $321,000 related to our convertible debt offerings, and an increase in accrued expenses of $266,000 primarily related to accrued payroll as a result of our higher employee headcounts.

Investing Activities

During fiscal year 2011, we used $466,000 of cash for the acquisition of SGV Medical Supplies. In addition, we purchased $369,000 of property and equipment, primarily computer equipment and software, to support our continued growth.

During fiscal year 2010, we purchased $1,812,000 of property and equipment and other investing activities, primarily as a result of the build out of an additional 24,000 square foot facility to house our expanding workforce and provide the capacity necessary to support our future sales growth. In addition, we purchased $562,000 of certificates of deposit as security for a $1,000,000 credit line discussed in Note 8 of the consolidated financial statements. In September 2010, we received $1,062,000 from the sale of certificates of deposit held as security for the credit line when the credit line facility was not renewed.

Financing Activities

During fiscal year 2011, cash provided by financing activities was $914,000, primarily as a result of $1,500,000 in proceeds from the credit line facility, which was partially offset by payments of $621,000 for debt and capital lease obligations.

During fiscal year 2010, cash provided by financing activities was $7,273,000, primarily as a result of the sale of common stock for net proceeds of $6,593,000 and the exercise of warrants for $1,592,000, partially offset by payments of $1,031,000 for debt and capital lease obligations.

Outlook

The Company has experienced significant growth over the past four years despite the downturn in the U.S. economy. We have increased sales for fourteen consecutive quarters. Our sales growth has been and will continue to be driven by our direct response marketing campaign, primarily through television ads at remnant (discounted) rates and “pay-per-click” ads on the Internet. We will continue to test new media channels within the markets we serve and respond accordingly when opportunities become available to acquire new customers at costs that we believe will generate recurring future benefits as a direct result of our advertising effort.

During fiscal year 2011, we invested in new software programs, specifically a new dialer system and a customized reorder program, to improve our productivity and generate increased levels of sales at reduced levels of operating expenses. For fiscal year 2011, these investments increased our operating expenses compared with fiscal year 2010. During the fourth quarter of fiscal year 2011, we completed the implementation of the new dialer system and tested the new reorder program, which contributed to our increased sales levels during the fourth quarter. We expect to fully implement our new reorder program and continue fine-tuning the new dialer system during the first half of fiscal year 2012, which should help us generate sales and improve profitability during fiscal year 2012.

The outlook for demand for our products and services continues to be favorable, as there should be an increase in newly-diagnosed patients requiring the medical supplies that we provide. In November 2011, the Center for Medicare & Medicaid Services (“CMS”) updated the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DME”) fee schedules for calendar year 2012 that will provide us with a 2.4% increase for Medicare reimbursement rates on DME supplies we provide to our Medicare customers.

As of September 30, 2011, we had $3.0 million of cash and $5.8 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet our cash requirements during the next twelve months.

At September 30, 2011, our current assets of $16,095,000 exceeded our current liabilities of $6,230,000 by $9,865,000.

Our plan for the next twelve months includes the following:

•	Continue our advertising and marketing efforts;

•	Explore potential acquisition opportunities that produce customers at acquisition costs below our current advertising costs per acquired customer;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Complete the implementation of our customized reorder program and fine-tune our new dialer system

•	Continue to invest in the expansion of our infrastructure; and

•	Increase our accounts receivable collection efforts.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

Accounts Receivable

Our accounts receivable are generally due from Medicare, Medicaid, private insurance companies, and our patients. Accounts receivable are reported net of allowances for contractual adjustments and uncollectible accounts. The collection process is time consuming, complex and typically involves the submission of claims to multiple layers of payors whose payment of claims may be contingent upon the payment of another payor. As a result, our collection efforts may be active for up to 18 to 24 months from the initial billing date. In accordance with regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a manner consistent for all classes of payors.

The Company has established an allowance to account for contractual adjustments that result from differences between the payment amount received and the expected realizable amount. These adjustments are recorded as a reduction of both gross revenues and accounts receivable.

Allowances for uncollectible accounts (or bad debts) are recorded as an operating expense and consist of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay. In establishing the appropriate allowance for uncollectible accounts, management makes assumptions with respect to future collectability. We base our estimates of accounts receivable collectability on our historical collection and write-off experience, our credit policies, and aging of our accounts receivable. Changes in judgment regarding these factors will cause the level of accounts receivable allowances to be adjusted.

The typical collection process begins with the electronic submission of a claim to Medicare, Medicaid, or other primary insurance carriers, for which a response (and payment) is obtained within 15 to 30 days. Any claim denials are generally acted upon timely following the response and, where applicable, corrected claims are submitted. A response (and co- payment) for amounts billed to secondary payors, including Medicaid, private third-party insurance carriers, and patients, generally occurs within 30 to 60 days of submission of the claim. On a continual basis, the outstanding accounts receivable balances are reviewed by collection personnel, including contacting the insurance company and/or patient in an attempt to determine why payment has not been remitted and obtain payment from the respective responsible party. When applicable, corrected claims are submitted to the insurance carrier. Patient statements are generated and sent out monthly. Outbound calls are periodically made to patients with outstanding balances greater than $100 in an attempt to obtain payment. Uncollectible account balances for all payor classes are written off after remaining unpaid for a period of 24 months. Balances that are determined to be uncollectible prior to the passage of 24 months from the last billing date are written off at the time of such determination.

We perform eligibility and insurance verification on patients prior to the shipment of products and submission of a claim. As a result, we do not have amounts that are pending approval from third-party payors outside of the typical review process for submitted claims.

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. During fiscal years 2011 and 2010, the Company did not record a material change in estimates for the allowances for contractual adjustments and uncollectible accounts. However, because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s future results of operations and cash flows. For the fiscal year ended September 30, 2011, a hypothetical change of 1% in the allowances for contractual adjustments as a percentage of gross sales would have resulted in a change in our revenue and net income of approximately $0.6 million.

The following table sets forth our accounts receivable balances outstanding by aging category for each major payor source as of September 30, 2011 (in thousands):

	Aging of Accounts Receivable as of September 30, 2011
	< 30	31 – 60	61 – 120	> 120
Payor	Days	Days	Days	Days	Totals
Medicare and Medicaid	$4,754	$356	$773	$1,355	$7,238
Private insurance companies	1,706	246	398	422	2,772
Patients	452	188	419	968	2,027
Total gross accounts receivable	$6,912	$790	$1,590	$2,745	12,037
Less: Allowances					(4,177)
Accounts receivable, net					$7,860

The following table sets forth our accounts receivable balances outstanding by aging category for each major payor source as of September 30, 2010 (in thousands):

	Aging of Accounts Receivable as of September 30, 2010
	< 30	31 – 60	61 – 120	> 120
Payor	Days	Days	Days	Days	Totals
Medicare and Medicaid	$3,927	$491	$366	$1,252	$6,036
Private insurance companies	1,225	459	428	862	2,974
Patients	183	135	207	521	1,046
Total gross accounts receivable	$5,335	$1,085	$1,001	$2,635	10,056
Less: Allowances					(3,312)
Accounts receivable, net					$6,744

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

We receive responses to our direct-response advertising efforts in the form of order leads, of which a certain number are qualified as new customers. Our qualification efforts primarily involve verifying insurance eligibility, obtaining the required medical documentation from the customer’s physician, and explaining our process of billing the customer’s insurance carrier directly and collecting any customer co-payments, if applicable. The majority of the new customers qualified from our direct-response advertisements place their initial order within three to six months from the time we receive their initial response from our direct-response advertising.

In order to capitalize our direct-response advertising costs, we must demonstrate that the results of our direct-response advertising will be similar to the effects of responses to past direct-response advertising activities that resulted in future benefits. We monitor the initial success rate of our advertisements as a cost per order lead and track the overall cost per acquired customer for each of our quarterly cost pools. For fiscal years 2010 and 2011, our direct-response advertising results demonstrated a continuation of similar patterns. Our increased advertising efforts in fiscal year 2010 and 2011 do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve. The costs to acquire new customers through our advertising efforts have increased over the last twelve months, due to increased demand within the direct-response advertising markets and due to our efforts to increase our advertising expenditures during this period. Consistent with our past direct-response advertising efforts, when we have increased our advertising spend during the last two fiscal years, our costs to acquire new customers increased proportionally to our increased advertising spend. Conversely, when we decreased our advertising spend during the last two quarters of fiscal year 2011, our costs to acquire new customers decreased proportionally to our decreased advertising spend.

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

The expected dividend yield is 0%, as the Company has not paid any dividends on its common stock and does not anticipate it will pay any dividends in the foreseeable future.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date, with a remaining term equal to the expected term of the stock-based award.

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

Item 8. Financial Statements

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1 below:

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of September 30, 2011 due to material weaknesses identified as follows:

•
Documentation of Accounting Review and Approval Process: In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2010, our independent registered accounting firm reported to our Audit Committee that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

•
Inventory Controls: Management has identified a material weakness related to the Company’s procedures to account for inventory. During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month contained errors as a result of unit of measure conversion issues with certain products that were sold in each month of fiscal year 2011. As a result, the Company is in the process of restating the reports the Company filed on Form 10-Q with the SEC for the three interim periods for fiscal year 2011. For further detail of the restatements of previously issued financial statements, please refer to the Form 8-K filed with the SEC on December 7, 2011.

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

Changes in Internal Controls

During fiscal year 2011 the Company remediated the following material weaknesses previously disclosed in the Company’s Annual Report for fiscal year 2010 filed with the SEC on Form 10-K:

•
Accounting for Derivative Financial Instruments: Management had identified a material weakness related to accounting for embedded derivatives included in certain convertible notes payable that were outstanding when ASC 815-40-15 became effective for the Company on October 1, 2009. When the Company first assessed the impacts of ASC 815-40-15, management erred in its conclusion that certain embedded derivatives met the scope exceptions of ASC 815-40-15 and did not require adjustments to its accounting. The Company lacked a technical review process which might have enabled the Company to identify the error and prevent a misstatement of the Company’s interim financial statements.

Remediation: During fiscal year 2011, the Company subscribed to an accounting research tool that provides the Company with the latest accounting guidance and technical resources for management to evaluate complex accounting issues and transactions. The Company engaged an independent third party valuation expert to calculate the fair values of the embedded derivative liabilities and correctly accounted for the embedded derivatives contained in certain convertible notes payable. The Company has restated the interim financial statements for the interim periods ending December 31, 2009, March 31, 2010, and June 30, 2010, and filed the appropriate amended Form 10-Qs with the SEC.

•
Accounting for Deferred Direct-Response Advertising Costs: Management had identified a material weakness related to the classification and measurement of our capitalized direct-response advertising costs due to the following:

-	The Company had not previously defined what constituted a “separate stand-alone cost pool” as defined by ASC 340-20-35-1.

-
The amortization of capitalized direct-response advertising costs was not calculated by taking the ratio of current period revenues over the total period revenues associated with each cost pool as required by ASC 340-20-35-3.

-
Prior to September 30, 2010, the Company had reflected both a current and long term portion of the assets on the consolidated balance sheet. In accordance with an SEC interpretation (SPCH.T.1995.22.Glynn), the SEC would object to the classification of any unamortized cost of advertising as a current asset. This resulted in the Company’s reclassifying the fiscal year 2009 comparative balance to conform to the current fiscal year classification.

Remediation: During the first quarter of fiscal year 2011 and before we filed our Annual Report for fiscal year 2010 with the SEC on Form 10-K, management completed the above analysis as required, including defining separate stand-alone cost pools. In addition, management determined that no restatements of prior period financial statements were required as a result of the above analysis. We are continuing to remediate controls related to the documentation of the accounting review and approval process as described below.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Audit Committee, and intends to implement improvements during fiscal year 2012 as follows:

•
Documentation of Accounting Review and Approval Process: During the fourth quarter of fiscal year 2011, the Company revised the review and approval process to ensure that all account reconciliations and journal entries are reviewed and approved on a timely basis with supporting documentation to support the review and approval processes. As part of the revised process, the Company hired an Assistant Controller in September 2011 to assist with the monthly accounting process and ensure that the Company’s accounting process includes documented review of accounting reconciliations and journal entries.

•
Inventory Controls:  The Company plans on evaluating new inventory systems during fiscal year 2012. Until a new perpetual inventory system is implemented and the appropriate controls are put in place, the Company will conduct quarterly physical inventories for each future reporting period. During the first quarter of fiscal year 2012, additional analytical procedures will be implemented for the Company's monthly cost of goods sold journal entries and additional testing of cut-off controls will be performed at each interim period.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of September 30, 2011, the Executive Officers and Directors of the Company were:

Name	Age	Position(s) with the Company

Mark Libratore	60	President, Chief Executive Officer, Director
Robert Davis	65	Chief Financial Officer
John Leger	56	Chief Operating Officer
Jeanette Corbett (1)(2)(3)	61	Director
Morgan Duke (1)(3)	36	Director
Tyler Wick (1)(2)(3)	40	Director
Robert Cuillo (4)	76	Director

(1)	Member of the Governance and Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Mr. Cuillo served as a director until October 20, 2011. Biographical information pertaining to Mr. Cuillo is accordingly omitted below.

The business experience of each of the persons listed above, other than Mr. Cuillo, during the past five years or more is as follows:

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

Robert Davis – Mr. Davis, has a Masters degree in Accounting from the University of Houston, and holds a CPA certificate from the State of Texas. Mr. Davis has held numerous financial executive-level positions as Comptroller and Vice President of Finance for companies such as controller for a Manufacturer of Jet Engine parts, TurboCombustor Corp., Data Development Inc., and Caribbean Computer Corp., and served as CFO and Manager of Financial Planning for Liberty Medical Supply, Inc. from 1995 to 1999. He has been the Chief Financial Officer of Liberator Medical Supply, Inc., since its organization, and of the Company since 2007.

John Leger – Mr. Leger joined Liberator Medical Supply, Inc. in April 2006, and has been the Chief Operating Officer of the Company since 2007. John was the Senior VP of Operations at Liberty Medical Supply from December 1991 through January 2004. He was responsible for diabetic call center operations, customer services, repeat customer sales, document acquisition and management, claims processing to Medicare, mail services, shipping, receiving, and purchasing. Mr. Leger worked closely with Mark Libratore in building the mail order diabetes business to $100M in annualized sales, and stayed on with the company through its growth to over 650,000 active customers. Due to an agreement not to compete with Liberty during a severance agreement period, John made his expertise available as an independent consultant until he joined Closer Healthcare, Inc. as a VP of Operations in 2005. Closer is a mail order provider of diabetes testing supplies and primarily serviced customers in national clinical trials as well as the managed care sector. He spent a year with Closer prior to joining Liberator Medical.

Jeannette Corbett - Mrs. Corbett is a certified public accountant amd is President Emeritus of the Quantum Foundation, West Palm Beach, Florida.  Previously, she served as CFO of the Medical Services Division and Vice President of Finance of Phymatrix Corporation (PHMX), West Palm Beach, Florida. Prior to her position at Phymatrix, Mrs. Corbett was President of McGill, Roselli, Ayala & Hoppmann, a West Palm Beach-based accounting firm. She has also served as an adjunct instructor of taxation of Palm Beach State College in Lake Worth, Florida. Mrs. Corbett has a bachelor's of science degree in business administration from the University of Florida, graduating Summa Cum Laude. Mrs. Corbett was Chairman of the Board of JFK Medical Center in Atlantis, Florida, from 1991-1994 and was Chair of the Hospital's Finance Committee from 1989-1991.

Morgan Duke – Mr. Duke is a Partner at Kinderhook Partners, an investment partnership which makes long-term investments in small public companies, including the Company.  He was previously a strategy consultant with the Monitor Group, where he advised senior management and directors of major public and private companies in North America and Europe across a range of industries, including healthcare, media, and telecommunications.  Mr. Duke received an M.B.A. from Harvard University and a B.A. from Johns Hopkins University.  Mr. Duke also studied music at the Peabody Conservatory.  Mr. Duke serves as the director designated by Kinderhook Partners pursuant to the Securities Purchase Agreement with the Company dated March 9, 2010.

Tyler Wick – Mr. Wick is a principal with Abry Partners, Boston, Massachusetts, a private equity firm which he joined in December 2011.  Prior to that time, he was a principal with Ticonderoga Capital, a Boston, Massachusetts, private equity firm.  His private equity experience also includes serving as an Associate at Dillon Read Venture Capital. He was an Associate in the healthcare practice of the investment-banking group of Advest, Inc., where he focused on private placements and mergers and acquisitions for middle market healthcare services companies. Prior to Advest, he was a consultant with the Mentor Group, an international legal consulting firm. Mr. Wick is a member of the Board of Directors of AFS Technologies, ALN Medical Management, Brainshark, Octagon Research, Outside the Classroom and Softrax and is an Observer to the Boards of nuBridges and Construction Software Technologies. He is also a member of the Executive Committee of NERASBIC and serves on the Board of Directors for the Boston Chapter of the Association for Corporate Growth. Mr. Wick received a B.A. degree cum laude from Amherst College.
Each director of the Company serves until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer serves until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.
There are no family relationships among any of our executive officers or directors.

The following persons are not executive officers of the Company but make significant contributions to the Company’s business:

Paul Levett joined Liberator in 2005 as its Chief Marketing Officer.   From 1990 to 1996 Mr. Levett served as President of Lowe Direct, a direct marketing and advertising agency in New York City, New York.  In 1996, Mr. Levett founded Lieber, Levett, Koenig, Farese and Babcock, a New York advertising agency.  He was retired from 2000 until he joined Liberator in 2005.

George Narr joined Liberator in April 2010 as its Chief Information Officer.  From 1996 to 2006 Mr. Narr served as Chief Information Officer of Liberty Medical Supply, Inc.  From 2006 to 2008 Mr. Narr was a private consultant in the medical supply industry.  From 2008 to 2010 Mr. Narr was the Chief Information Officer at Simplex Healthcare in Franklin, Tennessee.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2011 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2011, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2011.

Director Committees

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The Board of Directors has also determined that Jeannette Corbett is an audit committee financial expert, as that term is defined in Item 407 of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

Until October 29, 2009, when Joseph D. Farish, Jr., now deceased, became a Director, our Board of Directors consisted of one (1) director, Mark Libratore, our President and Chief Executive officer, who determined the compensation of our named executive officers. Commencing June 4, 2010, the Company’s Board of Directors created a Compensation Committee, the members of which are non-employee directors.  The Compensation Committee, with the advice of an outside consulting firm, will determine compensation for our executive officers and managers by multiple factors, including individual performance, compensation of persons in similar capacities in other companies having a size and business comparable to the Company, performance, and our financial results. Base salaries are supplemented by cash performance bonuses determined by our Compensation Committee in October of each year based on the prior year financial results.

Code of Ethics

We adopted a Code of Conduct and Ethics that applies to all officers, directors and employees of our Company on January 14, 2008, as amended on August 10, 2010.  Any person may, without charge, request a copy of our Code of Ethics by writing to our Chief Financial Officer at 2979 SE Gran Park Way, Stuart, Florida 34997.

Item 11. Executive Compensation

Employment Agreements

We have entered employment agreements with Mark A. Libratore, our President and Chief Executive Officer; Robert Davis, our Chief Financial Officer; and John Leger, our Chief Operating Officer. The employment agreements are renewed annually in accordance with their terms or until either we or the executive officer notifies the other party at least 90 days prior to the end of the term that such party does not wish to further extend the term. Each employment agreement provides for a minimum annual salary of $400,000, $275,000 and $200,000, in the case of Messrs. Libratore, Davis and Leger, respectively, which salary is reviewed annually by our board of directors (or committee thereof) and adjusted upward, at the sole discretion of our board of directors (or committee thereof). Pursuant to the agreements, each of Messrs. Libratore, Davis and Leger is eligible to receive additional cash incentive compensation pursuant to our annual bonus plan then in effect, and the target annual bonus for each of Messrs. Libratore, Davis and Leger is up to 15%, 10% and 10%, respectively, of such executive officer’s annual base salary, with the actual bonus to be based upon such individual and/or Company performance criteria established for each fiscal year by our board of directors in consultation with the executive officer. Each executive officer is eligible to participate in distributions from the quarterly executive bonus plan configured by our President and Chief Financial Officer.

Each executive officer is entitled to participate in our stock purchase plan and to be considered by our board of directors (or compensation committee of our board of directors, if any) for grants or awards of stock, stock options or warrants under any of our stock incentive or similar plans in effect from time to time. During the term, each executive officer shall be eligible to participate in such health and other group insurance and other employee benefit plans and programs in effect from time to time on the same basis as other senior executives. In addition, during the term of his agreement, Mr. Libratore shall be entitled to a minimum monthly automobile allowance of $799, plus gas expense.

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

SUMMARY COMPENSATION TABLE

The following table provides summary information regarding compensation earned by the named executive officers during the fiscal years ended September 30, 2011 and 2010.

					All Other
Name				Option	Compensation
and Principal Position	Year	Salary($)	Bonus ($)	Awards($)	($)(1)	Total ($)

Mar k A. Libratore	2011	$397,850	$209,990	$35,660	$38,340	$681,840
President and Chief	2010	$317,000	$190,480	$22,520	$43,090	$572,700
Executive Officer

Robert Davis	2011	$280,100	$134,750	$41,710	$4,500	$461,060
Chief Financial Officer	2010	$247,000	$115,020	$33,310	$4,120	$399,450

John Leger	2011	$203,310	$47,330	$22,820	$4,490	$277,950
Chief Operating Officer	2010	$179,000	$117,510	$25,250	$5,770	$327,530

(1)	All Other Compensation includes expenses paid on behalf of the named executive officers for health insurance, life insurance, transportation and certain other personal expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The Company’s outstanding equity awards to the named executive officers at September 30, 2011, are set forth in the following table:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Mark A. Libratore	100,000	—	$0.825	April 14, 2013
	90,000	—	$1.10	August 18, 2014
	37,500	37,500	$1.32	December 27, 2015

Robert J. Davis	100,000	—	$0.75	April 14, 2013
	100,000	—	$0.60	October 30, 2013
	100,000	—	$1.00	August 18, 2014
	37,500	37,500	$1.20	December 27, 2015

John Leger	60,000	—	$0.75	April 14, 2013
	60,000	—	$0.60	October 30, 2013
	80,000	—	$1.00	August 18, 2014
	10,000	10,000	$1.20	December 27, 2015

The Company’s 2007 Stock Plan (the “Stock Plan”) provides that the Board of Directors may grant to those individuals who are eligible under the terms of the Stock Plan nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, performance units and other incentives payable in shares of the Company’s common stock as the Board of Directors may determine.  Such grants may be made to officers, employees or members of the Board of Directors of the Company and its subsidiaries as well as the Company’s consultants, agents, advisors and independent contractors in exchange for bona fide services rendered.  The number of shares of common stock to be reserved and available for awards under the Stock Plan (subject to certain adjustments as provided therein) is 2,105,000.

The purpose of the Stock Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s stockholders.  See “Description of the Stock Plan,” below.

Equity Compensation Plan Information

The following table presents details of the Company’s equity compensation plan as of September 30, 2011:

Number of securities remaining
available for future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities reflected in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)

2007 Employee Stock Incentive Plan	2,085,000	$0.99	20,000

Description of the Stock Plan

The Stock Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors of the Company.  The maximum number of shares of common stock available for issuance under the Stock Plan is 2,105,000.

The Stock Plan permits awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentives payable in cash or in shares of common stock.  The Stock Plan provides that the exercise price of any option will not be less than the fair market value of the common stock on the date of grant or, for a 10% shareholder, 110% of fair market value.

Eligibility

An award under the Stock Plan can be made to any employee, officer or director of the Company or a subsidiary, as selected by the Committee.  Subject to certain limitations, an award under the plan can also be made to any consultant, agent, advisor or independent contractor to the Company or a related company, as selected by the Committee.  As of September 30, 2011, there were approximately 307 employees, including officers, and 4 directors eligible to participate in the Stock Plan.

Shares Covered by the Stock Plan

The Stock Plan permits the granting of awards covering an aggregate of 2,105,000 shares of Company common stock.  The shares of Company common stock may be either authorized but unissued shares or treasury shares.

Any shares that are reserved for options or performance shares that lapse, expire, terminate or are cancelled, or if shares of Company common stock are issued under the plan and are thereafter reacquired by the Company, the shares subject to such awards and the reacquired shares may be available for subsequent awards under the Stock Plan.

Stock Options and Rights

Options granted under the Stock Plan may be either non-qualified stock options or incentive stock options qualifying for special tax treatment under Section 422 of the Internal Revenue Code.  The exercise price of any stock option may not be less than the fair market value of the shares of common stock on the date of grant and 110% of fair market value for 10% shareholders.  The exercise price is payable in cash, shares of common stock previously owned by the optionee or a combination of cash and shares of common stock previously owned by the optionee, or by a recourse or non-recourse note executed by the nominee (subject to Sarbanes-Oxley prohibitions on officer loans).  Both non-qualified stock options and incentive stock options will generally expire on the tenth anniversary of the date of grant, unless otherwise specified.

Stock appreciation rights may be granted in tandem with stock options or alone as freestanding stock appreciation rights.  The grant price of a tandem stock appreciation right shall be equal to the exercise price of the related option, and the grant price of a freestanding stock appreciation right shall be the fair market value of the common stock on the grant date.  The exercise of a stock appreciation right will entitle the holder to receive payment equal to the product of (i) the excess of the fair market value of the common stock on the date of exercise over the grant price and (ii) the number of shares with respect to which the stock appreciation right is exercised.  At the discretion of the Compensation Committee, payment upon an exercise of a stock appreciation right may be in cash, common stock or some combination thereof.

Restricted Stock and Stock Units

Under the Stock Plan, the Committee may grant shares of restricted stock and stock units on terms and conditions, including performance criteria, repurchase and forfeiture, as determined by the Committee.  Upon satisfaction of the terms and conditions of the award, shares of restricted stock become transferable, and the stock units become payable in cash, shares of common stock, or a combination of both, in the discretion of the Committee.

Amendment and Termination of the Stock Plan

The Board or the Committee may, at any time, amend, suspend or terminate the Stock Plan or any portion of the plan, provided that to the extent required by law or a stock exchange rule, stockholder approval is required for any amendment to the plan.  By its terms, the Stock Plan terminates ten years after its effective date.

New Plan Benefits

In the fiscal year which ended September 30, 2011, the Company did not grant any options to its executive officers or to employees who are not executive officers in the 2011 fiscal year.

DIRECTOR COMPENSATION

Directors, other than Mr. Libratore, receive (i) an annual fee of $12,000 (plus an additional $6,000 if Audit Committee chairman, and $3,000 if chairman of another Board committee); (ii) a per Board meeting fee of $1,000 ($500 if by telephone) and $500 for each committee meeting ($250 if by telephone) and (iii) a one-time issuance of options for the purchase of 50,000 common shares of the Company, exercisable at the market price at the date of grant and vesting over a two-year period.  Mr. Libratore is not compensated as a director of the Company.

The following table sets forth each Director’s compensation for the year ended September 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Mark A. Libratore (1)	—	—	—
Robert Cuillo	$12,000	$24,660	$36,660
Jeannette Corbett	$13,500	$22,660	$36,160
Morgan Duke (2)	$13,500	$18,650	$32,150
Tyler Wick	$12,930	$11,370	$24,300

(1)	Mr. Libratore is not compensated for his services as a director.
(2)	At the direction of Mr. Duke, his compensation is paid to Kinderhook Capital Management, LLC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock, as of December 16, 2011:

•	by each person known by us to be the beneficial owner of 5% or more of our common stock;
•	by each of our directors and executive officers; and
•	by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 48,088,034 shares outstanding on December 16, 2011, plus 6,953,342 shares deemed outstanding pursuant to Rule 13d-3, for a total of 55,041,376 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Liberator Medical Holdings, Inc., 2979 SE Gran Park Way, Stuart, Florida 34997.

Name and Address	Number of Shares		Percent

5% Beneficial Owners:

Millennium Partners, L.P.(1) c/o Millennium Management LLC 666 Fifth Avenue, 8th Floor New York, NY 10103	8,838,202	(2)	16.06%

Kinderhook Partners, L.P. One Executive Drive, Suite 160 Fort Lee, NJ 07024	4,704,167	(3)	8.55%

Directors and Executive Officers:

Mark A. Libratore President and Chief Executive Officer and Director	19,867,117	(4)	36.09%

Robert Davis Chief Financial Officer	665,616	(5)	1.21%

John Leger, Vice President, Operations	319,749	(6)	*

Tyler Wick	100,000	(7)	*

Jeannette Corbett	37,500	(8)	*

Morgan Duke	0	(9)	0%

All directors and executive officers as a group (6 persons)	20,989,982	(10)	38.13%

*	Less than one percent (1%).

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

(2)
Represents as of January 11, 2011, an aggregate 7,899,079 shares owned beneficially by Millennium Partners, L.P., 8,838,202 shares owned beneficially by Millennium Management LLC and Israel Englander (See footnote (1), above), and 939,123 shares owned beneficially by Millennium International Management GP LLC, Millennium International Management LP, and ICS Opportunities, Ltd. Does not include 4,375,000 shares of our common stock issuable upon exercise of a warrant held by Millennium Partners at an initial exercise price of $1.25 per share, subject to adjustment, which has a term of five years. The number of shares of our common stock for which such warrants can be exercised is limited pursuant to the terms of the warrants so that number of shares of the common stock which will result in Millennium Partners, together with its affiliates, having aggregate beneficial ownership of not more than 9.99% of our total issued and outstanding common stock. Thus, as of December 16, 2011, Millennium Partners may be deemed not to beneficially own any of the shares of common stock underlying its warrants pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(3)
In connection with the Kinderhook Partners, L.P.’s (the “Partnership”) designation of Morgan Duke, a partner of the Partnership, as its representative on the Board of Directors of the Company, Kinderhook Capital Management LLC (“Kinderhook Capital”), an affiliate of the Partnership, received an option to purchase 50,000 shares of the Company’s Common Stock at $1.55 per share, vesting semi-annually over two years beginning on December 4, 2010. Shah Tushar Shah and Stephen J. Clearman are the co-managing members of the Kinderhook GP, LLC (the “General Partner”) responsible for making investment decisions with respect to the Partnership and, as a result, Mr. Shah and Mr. Clearman may be deemed to control such entities. In addition, Mr. Shah and Mr. Clearman are responsible for making investment decisions with respect to Kinderhook Capital. Accordingly, Mr. Shah and Mr. Clearman may be deemed to have a beneficial interest in the shares of Common Stock by virtue of their indirect control of the Partnership’s, the General Partner’s and Kinderhook Capital’s power to vote and/or dispose of the shares of Common Stock. Mr. Shah and Mr. Clearman each disclaims beneficial ownership of the shares of Common Stock except to the extent of his respective pecuniary interest, if any, therein.

(4)
Includes 4,167,259 shares underlying options exercisable by Mr. Libratore within 60 days of December 16, 2011. Does not include 37,500 shares underlying options that are not exercisable within 60 days of December 16, 2011.

(5)
Includes 356,250 shares underlying options exercisable, and 6,000 shares underlying warrants exercisable by Mr. Davis within 60 days of December 16, 2011. Does not include 37,500 shares underlying options that are not exercisable within 60 days of December 16, 2011.

(6)
Includes 215,000 shares underlying options exercisable by Mr. Leger within 60 days of December 16, 2011. Does not include 10,000 shares underlying options that are not exercisable within 60 days of December 16, 2011.

(7)
Includes 25,000 shares underlying options exercisable by Mr. Wick within 60 days of December 16, 2011. Does not include 25,000 shares underlying options that are not exercisable within 60 days of December 16, 2011.

(8)
Includes 37,500 shares underlying options exercisable by Ms. Corbett within 60 days of December 16, 2011. Does not include 12,500 shares underlying options that are not exercisable within 60 days of December 16, 2011.

(9)
Mr. Duke is a director of the Company and is a partner of the Partnership. Mr. Duke’s appointment to the Board of Directors of the Company was made pursuant to commitments of the Company and its principal shareholder and President, Mark Libratore, to the Partnership in connection with the Partnership’s purchase of common stock of the Company on March 9, 2010. As set forth in a Form 3 filed by Mr. Duke on June 11, 2010, Mr. Duke disclaims beneficial ownership in any securities of the Company.

(10)	See Footnote Nos. (4) through (9)

Item 13. Certain Relationships and Related Transactions, and Director Independence

All transactions between the Company and related parties are reviewed and approved by our Audit Committee, which is made up entirely of independent directors. We collect information about related party transactions from our officers and directors through annual questionnaires distributed to officers and directors. Each director and officer agrees to abide by our Code of Conduct and Ethics, which provides that officers and directors should avoid conflicts of interest and that any transaction or situation that could involve a conflict of interest between the Company and the officer or director must be reported to the Audit Committee of the Board and is subject to approval by the Audit Committee if and when appropriate. The Code of Conduct and Ethics identifies a non-exclusive list of situations that may present a conflict of interest, including significant dealings with a competitor, customer or supplier, similar dealings by an immediate family member, personal investments in entities that do business with the Company, and gifts and gratuities that influence a person’s business decisions, as well as other transactions between an individual and the Company. The Audit Committee’s charter provides that the Audit Committee will review, investigate and monitor matters pertaining to the integrity or independence of the Board, including related party transactions. The Audit Committee reviews and makes determinations about related party transactions or other conflicts of interest as they arise. Policies requiring review and approval of any transaction or arrangement with a director or executive officer that may present a conflict of interest are set forth in the Code of Conduct and Ethics.

The Company paid $0 and $950,000 during fiscal years 2011 and 2010, respectively, to its President and CEO, Mark Libratore, as repayment of stockholder loans. There are no stockholder loans outstanding as of the date of this Report.

Item 14. Principal Accountant Fees and Services

Crowe Horwath LLP has served as the Company’s independent registered public accounting firm for the years ended September 30, 2011 and 2010.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended September 30, 2011 and 2010, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Crowe Horwath, LLP		Berenfeld
	2011	2010	2010

Audit Fees	$113,390	$145,125	$34,825
Audit related fees	11,250	—	4,800
Tax fees	—	—	4,975
All other fees	—	—	—
Total Fees	$124,640	$145,125	$44,600

Audit Committee

The audit and non-audit related fees of the Company’s independent auditors are subject to an engagement letter between the Company and the independent auditors.  Each engagement letter is reviewed and approved by the Company’s Audit Committee.

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

Signature	Title	Date

/s/ Mark A. Libratore	President, Chief Executive Officer and	December 29, 2011
Mark A. Libratore	Director
(principal executive officer)

/s/ Robert J. Davis	Chief Financial Officer	December 29, 2011
Robert J. Davis	(principal financial and accounting officer)

/s/ Jeannette Corbett	Director	December 29, 2011
Jeannette Corbett

/s/ Morgan Duke	Director	December 29, 2011
Morgan Duke

/s/ Tyler Wick	Director	December 29, 2011
Tyler Wick

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberator Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Liberator Medical Holdings, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2011 in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Lauderdale, Florida
December 29, 2011

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2011 and 2010
(In thousands, except dollar per share amounts)

	2011	2010
Assets
Current Assets:
Cash	$3,016	$7,428
Accounts receivable, net of allowance of $4,177 and $3,312, respectively	7,860	6,744
Inventory, net of allowance for obsolete inventory of $144 and $110, respectively	3,009	1,985
Deferred taxes, current portion	1,877	1,696
Prepaid and other current assets	333	355
Total Current Assets	16,095	18,208
Property and equipment, net of accumulated depreciation of $2,186 and $1,527, respectively	1,626	1,862
Deferred advertising	17,191	10,006
Intangible assets, net of accumulated amortization of $25	305	—
Other assets	163	139
Total Assets	$35,380	$30,215

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,008	$3,826
Accrued liabilities	1,119	1,077
Derivative liabilities	-	1,698
Stockholder loan	-	565
Notes payable, net of unamortized discount of $21	-	2,516
Other current liabilities	103	146
Total Current Liabilities	6,230	9,828
Deferred tax liability	3,347	1,826
Credit line facility	1,500	—
Other long-term liabilities	48	145
Total Liabilities	11,125	11,799

Commitments and contingencies (see Note 13)

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,135 and 44,706 shares issued, respectively; 48,046 and 44,617 shares outstanding at September 30, 2011 and 2010, respectively	48	45
Additional paid-in capital	34,504	28,927
Accumulated deficit	(10,247)	(10,506)
Treasury stock, at cost; 89 shares at September 30, 2011 and 2010, respectively	(50)	(50)
Total Stockholders’ Equity	24,255	18,416
Total Liabilities and Stockholders’ Equity	$35,380	$30,215

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the fiscal years ended September 30, 2011 and 2010
(In thousands, except dollar per share amounts)

	2011	2010

Net Sales	$52,698	$40,919

Cost of Sales	20,601	14,349

Gross Profit	32,097	26,570

Operating Expenses:
Payroll, taxes and benefits	12,174	9,973
Advertising	8,206	4,629
Bad debts	3,746	2,653
Depreciation and amortization	730	593
General and administrative	4,644	4,097
Total Operating Expenses	29,500	21,945

Income from Operations	2,597	4,625

Other Income (Expense)
Gain (Loss) on sale of assets	2	(2)
Interest expense	(42)	(1,256)
Interest income	5	22
Change in fair value of derivative liabilities	(902)	(691)
Total Other Income (Expense)	(937)	(1,927)

Income before Income Taxes	1,660	2,698

Provision for Income Taxes	1,401	98

Net Income	$259	$2,600

Basic earnings per share:
Weighted average shares outstanding	47,869	38,493
Earnings per share	$0.01	$0.07

Diluted earnings per share:
Weighted average shares outstanding	53,613	52,595
Earnings per share	$0.00	$0.05

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the fiscal years ended September 30, 2011 and 2010
(In thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at October 1, 2009	32,377	$32	$11,705	$(8,272)	$(41)	$3,424

Cumulative effect of change in accounting (see Note 7)	—	—	(390)	(4,834)	—	(5,224)
Options issued to employees and directors	—	—	365	—	—	365
Common stock issued for interest on convertible debt	19	—	45	—	—	45
Common stock issued upon conversion of debt	5,578	6	8,907	—	—	8,913
Common stock issued for employee stock purchase plan	192	—	117	—	—	117
Common stock issued for exercise of warrants	1,788	2	1,591	—	—	1,593
Common stock issued for cash	4,667	5	6,588	—	—	6,593
Purchase common treasury stock	(4)	—	—	—	(9)	(9)
Deferred tax liability related to discounts on convertible notes payable	—	—	(1)	—	—	(1)
Net income	—	—	—	2,600	—	2,600
Balance at September 30, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

Options issued to employees and directors	—	—	385	—	—	385
Common stock issued upon conversion of debt	3,333	3	5,097	—	—	5,100
Common stock issued for employee stock purchase plan	82	—	95	—	—	95
Common stock issued for cashless exercise of warrants	14	—	—	—	—	—
Net income	—	—	—	259	—	259
Balance at September 30, 2011	48,046	$48	$34,504	$(10,247)	$(50)	$24,255

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2011 and 2010
(In thousands)
	2011	2010

Cash flow from operating activities:
Net Income	$259	$2,600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,790	5,150
Equity based compensation	385	388
Provision for doubtful accounts and contractual adjustments	3,950	3,096
Non-cash interest related to convertible notes payable	21	1,003
Change in fair value of derivative liabilities	902	691
Deferred income taxes	1,340	130
Amortization of non-cash debt issuance costs	—	26
Reserve for inventory obsolescence	35	—
Loss (Gain) on disposal of assets	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(5,065)	(5,988)
Deferred advertising	(15,245)	(10,808)
Inventory	(1,025)	(692)
Other assets	49	70
Accounts payable	1,182	1,736
Accrued expenses	13	266
Other liabilities	(83)	(6)
Net Cash Flows Used in Operating Activities	(4,494)	(2,336)

Cash flows from investing activities
Purchase of property and equipment and other	(369)	(1,812)
Acquisition of SGV Medical Supplies (see Note 10)	(466)	—
Proceeds from the sale of assets	3	5
Purchase of certificates of deposit	—	(562)
Proceeds from the sale of certificates of deposit	—	1,062
Net Cash Flows Used in Investing Activities	(832)	(1,307)

Cash flows from financing activities
Proceeds from the sale of common stock	—	7,000
Costs associated with the sale of common stock	—	(407)
Proceeds from the exercise of warrants	—	1,592
Proceeds from credit line facility	1,500	—
Costs associated with credit line facility	(51)	—
Proceeds from employee stock purchase plan	86	128
Purchase of treasury stock	—	(9)
Payments of debt and capital lease obligations	(621)	(1,031)
Net Cash Flows Provided by Financing Activities	914	7,273

Net increase (decrease) in cash	(4,412)	3,630
Cash at beginning of period	7,428	3,798
Cash at end of period	$3,016	$7,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$56	$337
Cash paid (refunded) for income taxes	(8)	13

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for interest expense	—	45
Common stock issued for conversion of debt	5,100	8,913

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2011

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates include, but are not limited to, (i) the net realizable value of accounts receivable; (ii) the expected period and amounts of future benefits to be realized directly from deferred direct advertising costs; (iii) the fair values of derivative financial instruments and stock compensation expense; (iv) the valuation of intangibles; and (v) valuation allowances for deferred income tax assets. Actual results could differ from management’s estimates.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented. The following reclassification was made to the fiscal year 2010 financial statements to be consistent with the fiscal year 2011 financial statements presented:

•
On the Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2010, $235,000 was reclassified within the Changes in Operating Assets and Liabilities section from Prepaid expenses and other current assets to Other assets.

The reclassification had no impact on previously reported total assets, stockholders’ equity, cash flows, or net income.

Fair Value of Financial Instruments

Financial instruments include cash, receivables, payables and debt obligations. Except as described below, due to the short-term nature of the financial instruments, the book value is representative of their fair value. The carrying value of the Credit Line Facility approximates fair value as interest rates are indexed to the Daily LIBOR Rate.

Accounts Receivable

Accounts receivable are reported net of allowances for contractual adjustments and uncollectible accounts. Contractual adjustments are recorded against revenues. Contractual adjustments result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payer’s inability or refusal to pay.

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

The bad debts written off against the allowance for uncollectible accounts for the years ended September 30, 2011 and 2010 were $3,085,000 and $2,110,000, respectively.

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

A summary of deferred advertising costs for the fiscal years ending September 30, 2011 and 2010 is as follows (in thousands):

	2011	2010
Deferred Advertising Costs:
Beginning Balance, 10/1	$10,006	$3,755
Plus: Direct-response advertising spend	15,245	10,808
Less: Amortization of deferred advertising costs	(8,060)	(4,557)
Ending Balance, 9/30	$17,191	$10,006

A business change, including a change in reimbursement rates, that reduces or increases expected net cash flows or that shortens or lengthens the period over which such net cash flows are estimated to be realized could result in accelerated or reduced charges against our earnings.

Debt Issuance Costs

Costs associated with obtaining and closing loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and expensed over the term of the loan. Debt issuance costs of $51,000 and $0 were deferred during the years ended September 30, 2011 and 2010, respectively.

Debt issuance costs amortized for the years ended September 30, 2011 and 2010 were $16,000 and $347,000, respectively.

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

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful lives. We currently amortize acquired intangible assets with definite lives over a period of five years.

Long –lived Assets

We review property, plant and equipment and intangible assets, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lives assets during fiscal year 2011 and 2010.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Revenue Recognition

We recognize revenue related to product sales upon delivery to customers, provided that we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payors, and patients. For product shipments for which we have not yet received the required written documentation, revenue recognition is delayed until the period in which those documents are collected and verified. We record revenue at the amounts expected to be collected from government agencies, other third-party payors, and from patients directly. We record, if necessary, contractual adjustments equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients.

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

Shipping and Handling Costs

Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the years ended September 30, 2011 and 2010, were $2,284,000 and $1,410,000, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts with embedded conversion features on convertible debt instruments that had to be separated from the host instrument and were not afforded equity classification. These instruments were required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

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

As of September 30, 2011, the Company had no assets or liabilities measured at fair value, based on the hierarchy input levels defined above, on a recurring basis.

As of September 30, 2010, the Company held the following liabilities measured at fair value, based on the hierarchy input levels defined above, on a recurring basis (dollars in thousands):

September 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology

Derivative liabilities (See Note 7)	$1,698	$1,698	3	Monte Carlo Simulation model

The Company engaged an independent third party valuation expert to calculate the fair values of the embedded derivative liabilities. Please refer to Note 7 for disclosure of assumptions used to calculate the fair value of the derivative liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal years ended September 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Beginning balance, 10/1: Derivative liabilities	$1,698	$—
Adoption of change in accounting principle	—	5,820
Total (gains) losses	902	691
Purchases, sales, issuances and settlements, net	(2,600)	(4,813)
Ending balance, 9/30: Derivative liabilities	$—	$1,698

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and reflect the potential dilution that could occur if stock options, warrants, or convertible debt instruments were exercised or converted into common stock and were not anti-dilutive.

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

NOTE 3 — Property and Equipment

A summary of property and equipment at September 30, 2011 and 2010 is as follows (dollars in thousands):

	Estimated
	Life	2011	2010
Leased equipment	3 — 5 years	$582	$582
Transportation equipment	5 — 10 years	73	95
Warehouse equipment	5 — 10 years	110	84
Office furniture	5 — 10 years	492	484
Computer equipment	3 — 5 years	486	277
Telephone equipment	5 years	82	77
Rental equipment	10 years	-	18
Website	5 years	114	6
Server software	3 years	312	233
Training guides	5 years	3	3
Leasehold improvements	Shorter of life of asset or lease	1,537	1509
Signage	5 — 10 years	21	21
Total property and equipment		3,812	3,389
Less: accumulated depreciation		(2,186)	(1,527)
Property and equipment, net		$1,626	$1,862

The amounts charged to operations for depreciation and amortization for the years ended September 30, 2011 and 2010 were $705,000 and $593,000, respectively.

Note 4 — Acquired Intangible Assets

A summary of acquired intangible assets at September 30, 2011, is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Customer list (see Note 10 below)	$330	(25)

Amortization expense associated with intangible assets for fiscal year 2011 was $25,000. The remaining net intangible assets of $305,000 are expected to be amortized over the next 4.7 years. Estimated amortization expense for intangible assets as of September 30, 2011, for the next five fiscal years is as follows (in thousands):

Amount
Year ending September 30:
2012	$66
2013	66
2014	66
2015	66
2016	41

$305

NOTE 5 — Stockholder Loan

The stockholder loan at September 30, 2010, in the amount of $565,000 consisted of various 8% and 11% notes payable to the President and principal stockholder of the Company, Mark Libratore. The notes payable were non-collateralized and due on demand. However, the notes were subordinated to the senior, unsecured, convertible notes payable discussed below in Note 6. During the fiscal year ended September 30, 2011, $565,000 of principal was repaid to Mr. Libratore. Interest expense related to the stockholder loan for the fiscal years ended September 30, 2011 and 2010, was $4,000, and $93,000, respectively.

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

Interest expense related to the May 2008 convertible note was $0 and $64,000 for the fiscal years ended September 30, 2011 and 2010, respectively.

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

Interest expense related to the October 2008 convertible note was $24,000 and $82,000 for the fiscal years ended September 30, 2011 and 2010, respectively.

Short-term convertible notes payable consist of the following as of September 30, 2010 (in thousands):

Oct’08 Note
Convertible Note Payable, face amount	$2,500
Discounts on Notes:
Initial valuation of Warrants	(86)
Initial valuation of Bifurcated Embedded Derivative	(841)
Accumulated Amortization	906
Total Discounts	(21)
Accrued Interest	37
Convertible Notes Payable, net	$2,516

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

The following is a summary of the cumulative effect adjustment recorded to the Company’s Consolidated Balance Sheet on October 1, 2009 (in thousands):

	Balance	Cumulative	Balance
	September	Effect of	October
	30, 2009	Adjustment	1, 2009
Derivative liabilities	$—	$5,820	$5,820
Convertible Notes Payable, net	6,340	(596)	5,744
Additional paid-in capital	11,705	(390)	11,315
Accumulated deficit	$(8,272)	$(4,834)	(13,106)

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

NOTE 8 — Credit Line Facility

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

Interest expense related to the credit line facility for the fiscal years ended September 30, 2011 and 2010, was $0 and $18,000, respectively.

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

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of September 30, 2011, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of September 30, 2011, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. As of September 30, 2011, the total availability under the PNC Credit Line Facility was $5,841,000 with an outstanding balance of $1,500,000. The interest rate for the outstanding balance as of September 30, 2011, was 2.99%. For fiscal year 2011, the Company incurred $8,000 in interest expense related to the PNC Credit Line Facility.

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

Warrants

In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants are still outstanding as of September 30, 2011, and expire in November 2012. The fair value of these warrants of $24,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	4.11%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with convertible notes issued in February, March, and April 2008, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of September 30, 2011, 81,000 of these warrants have been exercised. The remaining 799,000 warrants will expire as follows:

Shares	Expiration Date
263,000	February 2013
100,000	March 2013
436,000	April 2013

The fair value of these warrants of $133,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with the convertible note payable issued in May 2008 and discussed above in Note 6, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder and 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. In October 2009, the placement agent exercised 350,000 warrants via a cashless exercise, in which the Company issued 192,873 shares of the Company’s common stock. The 4,375,000 warrants held by the note holder are still outstanding as of September 30, 2011, and expire in May 2013.

The fair value of these warrants of $610,000 and $49,000, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	3.24%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with the convertible notes payable issued in October 2008 and discussed above in Note 6, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holder and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants were outstanding as of September 30, 2011, but expired unexercised in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility	35.19%

In connection with the sale of common stock on March 9, 2010, for gross proceeds of $7 million and discussed above, the Company issued warrants to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share to the placement agent. These warrants are still outstanding as of September 30, 2011, and expire in October 2015. The fair value of these warrants of $228,961 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	2.34%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	63.66%

A summary of warrants issued, exercised and expired during the fiscal years ended September 30, 2011 and 2010, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at September 30, 2009	10,458,093	$1.07
Issued	233,333	2.50
Exercised	(1,945,375)	1.00
Expired	(1,352,717)	1.00
Balance at September 30, 2010	7,393,334	$1.14
Issued	-	-
Exercised	(51,000)	1.00
Expired	(376,667)	1.59
Balance at September 30, 2011	6,965,667	$1.12

Options

In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001.  As of September 30, 2011, a total of 3,921,009 options were outstanding.

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

On September 12, 2011, the Board of Directors of the Company approved an amendment to the 2007 Stock Plan to increase the number of shares authorized under the plan from 2,000,000 to 2,105,000 shares.  This amendment was approved at the Company’s annual meeting on October 20, 2011.

As of September 30, 2011, there are 2,085,000 shares outstanding and 20,000 shares available for grant under the 2007 Stock Plan.

The weighted-average grant date fair value of options granted during the fiscal years 2011 and 2010 was $0.40 and $0.93, respectively. There were no options exercised during the fiscal years 2011 or 2010. The fair values of stock-based awards granted during the fiscal years ended September 30, 2011 and 2010, were calculated with the following weighted-average assumptions:

	2011	2010
Risk-free interest rate:	1.05%	1.32%
Expected term:	3 years	3 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	48.91%	68.59%

For the fiscal years ended September 30, 2011 and 2010, the Company recorded $353,000 and $260,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of September 30, 2011, there is $108,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.1 years.

Stock option activity for the fiscal years ended September 30, 2011 and 2010 is summarized as follows:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at September 30, 2009	1,580,000	$0.81	4.21	$611,500
Granted, 2010	200,000	2.00
Expired or forfeited, 2010	(125,000)	1.30
Options outstanding at September 30, 2010	1,655,000	$0.92	3.32	$656,800
Granted, 2011	500,000	1.25
Expired or forfeited, 2011	(70,000)	1.03
Options outstanding at September 30, 2011	2,085,000	$0.99	2.75	$141,750
Options exercisable at September 30, 2011	1,775,000	$0.93	2.52	$141,750
Options vested or expected to vest at September 30, 2011	2,085,000	$0.99	2.75	$141,750

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

As of September 30, 2011, 274,581 shares of the Company’s common stock have been purchased through the ESPP, using $212,000 of proceeds received from employee payroll deductions. For the fiscal years ended September 30, 2011 and 2010, the Company received $86,000 and $128,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the fiscal years ended September 30, 2011 and 2010, the Company recognized $32,000 and $105,000, respectively, of compensation expense related to the ESPP.

NOTE 10 - Acquisition

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

As of September 30, 2011, the estimated fair values of the contingent consideration, that is, the promissory note due on November 13, 2011, and the assets acquired have been finalized. Based on the number of SGV customers that purchased and/or placed orders for supplies from the Company within six months from the date of the acquisition, there were no additional payments due pursuant to the terms of the promissory note as of the due date. As a result of the reduction in the number of customers expected to place orders with the Company within the six months from the date of the acquisition, the Company recorded a reduction of $107,000 from the previously recorded fair value of the promissory note with a corresponding reduction of $107,000 from the previously recorded fair values of the assets acquired as a measurement period adjustment. The fair values of the customer list and the website acquired were estimated using an income approach and incorporate significant inputs not observable in the market, which are Level 3 fair value inputs. Key assumptions in the estimated valuation included: (1) a discount rate of 18.92%; (2) the number of SGV customers expected to place orders with the Company; and (3) net cash flow projections over the projected life of the assets.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of purchase price to the fair value of assets acquired as of the date of the acquisition (in thousands):

Purchase Price Consideration:
Cash	$466
Promissory note, net of right of setoff	—
Total fair value of consideration	$466
Purchase Price Allocation:
Intangible assets (customer list)	$330
Inventory	33
Property and equipment (website)	103
Total assets acquired	$466

The customers acquired from SGV have generated $790,000 of revenue and contributed approximately $4,000 of earnings since the acquisition date. Disclosure of supplemental pro forma information for revenue and earnings related to the acquired assets, assuming the acquisition was made at the beginning of the earliest period presented, has not been disclosed since the effects of the acquisition would not have been material to the results of operation for the periods presented.

NOTE 11 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	2011	2010

Numerator:
Net income — basic	$259	$2,600
Effect of dilutive securities:
Convertible debt	—	146
Net income — diluted	$259	$2,746

Denominator:
Weighted average shares outstanding — basic	47,869	38,493
Effect of dilutive securities:
Stock options and warrants	5,744	8,060
Convertible debt	—	6,042
Weighted average shares outstanding — diluted	53,613	52,595

Earnings per share — basic	$0.01	$0.07
Earnings per share — diluted	$0.00	$0.05

The following table summarizes the number of shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the fiscal years indicated (in thousands):

	2011	2010
Stock options	640	100
Warrants	358	358
Convertible Debt	—	—
Totals	998	458

NOTE 12 — Income Taxes

Income tax expense (benefit) is as follows (in thousands):

	Fiscal year ended September 30,
	2011	2010
Current income tax expense (benefit):
Federal	$—	$(32)
State	61	—
	$61	$(32)
Deferred income tax expense:
Federal	$1,149	$1,358
State	191	208
	$1,340	$1,566
Change in valuation allowance (benefit):
Federal	$—	$(1,247)
State	—	(189)
	$—	$(1,436)

ToTotal income tax expense	$1,401	$98

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 35% to the Company’s income before taxes as follows (in thousands):

	Fiscal year ended September 30,
	2011	2010
Computed “expected” income tax expense	$581	$944
State income taxes, net of federal benefit	163	135
True-up of prior year differences	(23)	(34)
Change in valuation allowance	—	(1,436)
Non-deductible amortization of notes payable	242	335
Change in fair value of derivatives	316	—
Other nondeductible expenses	122	154
Total income tax expense	$1,401	$98

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows (in thousands):

	As of September 30,
	2011	2010
Deferred tax assets — current:
Allowance for bad debts	$1,611	$1,278
Capitalization of costs to inventory	41	10
Inventory reserve	56	42
Derivative mark-to-market adjustment	—	267
Deferred expenses	104	55
Accrued expenses	65	44
Deferred tax assets — current	1,877	1,696
Less: Valuation allowance	—	—
Net deferred tax assets — current	$1,877	$1,696

Deferred tax assets — non-current:
Net operating loss carry-forwards	$3,287	$2,094
Charitable contribution carry-forwards	2	2
Property and equipment	12	—
Deferred tax assets — non-current	3,301	2,096
Less: Valuation allowance	(17)	(17)
Net deferred tax assets — non-current	$3,284	$2,079

Deferred tax liability — non-current:
Deferred advertising	(6,631)	(3,860)
Property and equipment	—	(45)
Deferred tax liability — non-current	$(6,631)	$(3,905)

Net deferred tax asset (liability)	$(1,470)	$(130)
Deferred tax liability for discounts on notes	—	(1)

Total deferred tax liabilities	$(1,470)	$(131)

As of September 30, 2011, the Company had net operating losses of approximately $8.6 million for federal income tax purposes and $7.9 million for Florida income tax purposes that can be carried forward for up to twenty years and deducted against future taxable income.  The net operating loss carryforwards expire in various years through 2031.  Of the total federal and Florida net operating losses, $46,000 are subject to limitations under the provisions of Internal Revenue Code section 382 due to a prior year ownership change.

As of September 30, 2011, management determined a valuation allowance against the net deferred tax assets of $17,000.  In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company and its subsidiaries file a consolidated federal and Florida income tax return.  One of the Company’s subsidiaries will file an additional separate state income tax return.  These returns remain subject to examination by taxing authorities for all years after December 31, 2006.

As of September 30, 2011, the Company recorded as part of its income tax expense an unrecognized tax benefit for certain state taxes of $52,000 and interest or penalties related to the unrecognized tax benefit of $9,000. The Company had $61,000 of total unrecognized tax benefits, including accrued interest and penalties, which are included in accrued liabilities in the accompany balance sheet, as of September 30, 2011. The state statutes and regulations and their applicability to specific situations vary by state. The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits (dollars in thousands):

Amount
Balance at September 30, 2010	$—
Gross increases – tax positions in prior periods	31
Gross decreases – tax positions in prior periods	—
Gross increases – tax positions in current period	21
Gross decreases – tax positions in current period	—
Balance at September 30, 2011	$52
Accrued interest and penalties	9
Total liability for unrecognized tax benefits	61

We do not believe it is reasonably possible that unrecognized tax benefits will significantly change within the next twelve months.  We also do not believe that the recognition of any of the unrecognized tax benefits would affect the Company’s effective tax rate.

NOTE 13 — Commitments and Contingencies

Operating Leases

The Company leases various office and warehouse facilities, software, and equipment under non-cancelable operating leases that expire at various times through April 2016. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2011 are as follows (in thousands):

Amount
Fiscal year ending September 30:
2012	$999
2013	635
2014	483
2015	83
2016	31
Total minimum lease payments	$2,231

Rent, software, and equipment lease expense for the years ended September 30, 2011 and 2010, was $1,029,000 and $844,000, respectively.

Purchase Commitments

In May 2009, the Company entered into a long distance telephone service agreement that requires the company to purchase a minimum of $6,000 per month, excluding vendor rebates, of long distance service through December 2009. Effective January 2010, the agreement was revised to $10,000 per month, excluding additional vendor rebates. The long distance service agreement expires in April 2014. The Company purchased $225,000 and $208,000 of long distance service under the agreement for the fiscal years ended September 30, 2011 and 2010, respectively.

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

NOTE 14 — Concentration of Credit Risk

From time to time, the Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to $6,000 as of September 30, 2011.

The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely accepts assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans, or policies covering its customers. Accounts receivable due from government sources under Medicare, Medicaid, and other federally funded programs was approximately 60% of total gross receivables as of September 30, 2011 and 2010, respectively.

A significant portion of the Company’s revenues are generated from the sale of urological products. As a result, changes in the external environment, including regulatory changes, could be beneficial or detrimental depending on market conditions. The impact of these changes cannot be determined at this time.