Form 10-Q/A
period 2010-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2012-02-13
CIK 17485

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

Liberator Medical Holdings, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the interim period ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011 (the “Original Filing”), to include restated financial statements as described in Note 3 to the condensed consolidated financial statements. The Company has restated its previously issued condensed consolidated financial statements as of and for the three months ended December 31, 2010, to correct the following errors:

•	The journal entries to record the cost of goods sold each month contained errors due to unit of measure conversion issues with certain products. As a result, the Company's inventory balance was overstated and the cost of sales was understated for the interim period; and

•	Partially offsetting the adjustments to inventory and cost of sales, the Company identified additional sales that were not properly submitted to insurance carriers due to the unit of measure issues identified.

Please refer to Note 3 of the condensed consolidated financial statements below for a detailed analysis of the effects of the restatements on our condensed consolidated financial statements for the three months ended December 31, 2010.

This Form 10-Q/A amends the following items in the Company’s Original Filing:

•	Part I — Item 1 — Condensed Consolidated Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4T — and Procedures

•	Part II — Item 6 — Exhibits

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than as described above, the Original Filing has not been amended or updated. Forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing. This Form 10-Q/A should be read in conjunction with the Company’s filings subsequent to the Original Filing with the SEC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of December 31, 2010 (unaudited) and September 30, 2010
(In thousands, except dollar per share amounts)

	As Restated
	December 31,	September 30,
	2010	2010
Assets
Current Assets:
Cash	$7,430	$7,428
Accounts receivable, net of allowance of $3,748 and $3,312, respectively	6,424	6,744
Inventory, net of allowance for obsolete inventory of $110 and $110, respectively	2,368	1,985
Deferred taxes, current portion	1,464	1,696
Prepaid and other current assets	436	355
Total Current Assets	18,122	18,208
Property and equipment, net of accumulated depreciation of $1,648 and $1,527, respectively	1,769	1,862
Deferred advertising	12,048	10,006
Other assets	197	139
Total Assets	$32,136	$30,215

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,630	$3,826
Accrued liabilities	839	1,077
Derivative liabilities	—	1,698
Stockholder loans	—	565
Convertible notes payable, net of unamortized discount of $21	—	2,516
Other current liabilities	142	146
Total Current Liabilities	6,611	9,828
Deferred tax liability	1,922	1,826
Other long-term liabilities	109	145
Total Liabilities	8,642	11,799

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,085 and 44,707 shares issued, respectively; 47,996 and 44,617 shares outstanding at December 31, 2010, and September 30, 2010, respectively	48	45
Additional paid-in capital	34,204	28,927
Accumulated deficit	(10,708)	(10,506)
Treasury stock, at cost; 89 shares at December 31, 2010, and September 30, 2010	(50)	(50)
Total Stockholders’ Equity	23,494	18,416
Total Liabilities and Stockholders’ Equity	$32,136	$30,215

See accompanying notes to consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2010 and 2009
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	As Restated 2010	2009
Sales	$12,220	$9,158

Cost of Sales	4,439	3,248

Gross Profit	7,781	5,910

Operating Expenses
Payroll, taxes and benefits	2,841	2,169
Advertising	1,901	806
Bad debts	892	655
Depreciation	166	95
General and administrative	925	1,025
Total Operating Expenses	6,725	4,750

Income from Operations	1,056	1,160

Other Income (Expense)
Interest expense	(31)	(416)
Change in fair value of derivative liabilities	(902)	(5,098)
Interest income	2	3
Gain on sale of assets	2	—
Total Other Income (Expense)	(929)	(5,511)

Income (Loss) before Income Taxes	127	(4,351)

Provision for (Benefit from) Income Taxes	329	(1,006)

Net Loss	$(202)	$(3,345)

Basic and Diluted earnings (loss) per share:
Weighted average shares outstanding	47,419	32,848
Earnings (loss) per share	$(0.00)	$(0.10)

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended December 31, 2010 As Restated
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at October 1, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

Options issued to employees and directors			128			128
Common stock issued upon conversion of debt	3,333	3	5,097			5,100
Common stock issued for employee stock purchase plan	46	—	52			52
Net loss				(202)		(202)
Balance at December 31, 2010	47,996	$48	$34,204	$(10,708)	$(50)	$23,494

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2010 and 2009
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	As Restated 2010	2009
Cash flow from operating activities:
Net Loss	$(202)	$(3,345)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,011	905
Change in fair value of derivative liabilities	902	5,098
Equity based compensation	128	133
Provision for doubtful accounts and sales returns and adjustments	980	763
Non-cash interest related to convertible notes payable	21	353
Deferred income taxes	328	(1,009)
Amortization of non-cash debt issuance costs	—	9
Gain on sale of assets	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(659)	(1,576)
Deferred advertising	(3,887)	(2,037)
Inventory	(383)	(31)
Other assets	(140)	(150)
Accounts payable	1,804	744
Accrued expenses	(283)	(179)
Other liabilities	(21)	(2)
Net Cash Flow Provided by (Used in) Operating Activities	597	(324)

Cash flow from investing activities:
Purchase of property and equipment	(75)	(780)
Proceeds from the sale of assets	3	—
Purchase of certificates of deposit	—	(553)
Net Cash Flow Used in Investing Activities	(72)	(1,333)

Cash flow from financing activities:
Proceeds from the exercise of warrants	—	163
Proceeds from employee stock purchase plan	59	56
Proceeds from credit line facility	—	750
Purchase of treasury stock	—	(9)
Payments of debt and capital lease obligations	(582)	(220)
Net Cash Flow Provided by (Used in) Financing Activities	(523)	740

Net increase (decrease) in cash	2	(917)

Cash at beginning of period	7,428	3,798
Cash at end of period	$7,430	$2,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$47	$105
Cash paid for income taxes	$—	$12

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for interest expense	$—	$45
Common stock issued for conversion of debt	$5,100	$150

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

Note 3 — Restatement of Previously Issued Financial Statements (Restated)

On December 1, 2011, the Company concluded that the Company's previously issued unaudited financial statements as of and for the interim period ended December 31, 2010, contained errors in the valuation of inventory and cost of goods sold. The Company has restated its previously issued condensed consolidated financial statements as of and for the three months ended December 31, 2010, to correct the following errors:

•	During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month during fiscal year 2011 contained errors as a result of unit of measure conversion issues with certain products. As a result of the unit of measure errors, the Company's inventory balance was overstated and cost of sales was understated by $103,000 for the interim period ended December 31, 2010; and
8

•	Partially offsetting the adjustments to inventory and cost of sales, the Company identified additional sales of $16,000 for the interim period ended December 31, 2010, that were not properly submitted to insurance carriers due to the unit of measure issues identified.

The following tables provide summary of amounts restated, including tax effects of adjustments, due to the unit of measure errors as of and for the three months ended December 31, 2010 (dollars in thousands, except per share amounts):

Balance Sheet Data:	As Previously Reported	Current Period Effects	As Restated
Accounts receivable, net	$6,408	$16	$6,424
Inventory, net	2,471	(103)	2,368
Deferred taxes, current portion	1,462	2	1,464
Current Assets	18,207	(85)	18,122
Total Assets	$32,221	$(85)	$32,136

Current Liabilities	$6,611	$—	$6,611

Deferred tax liability	1,963	(41)	1,922
Total Liabilities	8,683	(41)	8,642
Accumulated Deficit	(10,664)	(44)	(10,708)
Total Equity	23,538	(44)	23,494
Total Liabilities and Equity	$32,221	$(85)	$32,136

	For the three months ended December 31, 2010

Statement of Operations Data:	As Previously Reported	Current Period Effects	As Restated
Sales	$12,204	$16	$12,220
Cost of Sales	4,336	103	4,439
Gross Profit	7,868	(87)	7,781
Total Operating Expenses	6,725	—	6,725
Income from Operations	1,143	(87)	1,056
Total Other Income (Expense)	(929)	—	(929)
Income before Income Taxes	214	(87)	127
Provision for Income Taxes	372	(43)	329
Net Income (Loss)	$(158)	$(44)	$(202)

Basic Earnings (Loss) per Share	$(0.00)	$(0.00)	$(0.00)
Diluted Earnings (Loss) per Share	$(0.00)	$(0.00)	$(0.00)

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

Employee and Director Stock Options

On October 29, 2009, Joseph D. Farish, Jr., was appointed to the Board of Directors of the Company. As part of the compensation for his services as a director, Mr. Farish was granted an option, vesting over two years, to purchase 50,000 shares of common stock at $2.35 per share.

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

For the three months ended December 31, 2010 and 2009, the Company recorded $118,000 and $55,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of December 31, 2010, there is $343,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.8 years.

Stock option activity for the three months ended December 31, 2010, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Yrs)	Value

Options outstanding at September 30, 2010	1,655,000	$0.92	3.07	$671,850
Granted	500,000	1.25
Expired or forfeited	—	—

Options outstanding at December 31, 2010	2,155,000	$1.00	3.51	$698,100

Options exercisable at December 31, 2010	1,143,750	$0.84	2.84	$524,813
Options vested or expected to vest at December 31, 2010	2,155,000	$1.00	3.51	$698,100

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

Note 9 — Income Taxes (Restated)

The Company had a net income tax provision for the quarter ended December 31, 2010, of $329,000. Although the Company had net operating loss carry-forwards which completely offsets regular taxable income, the Company incurred alternative minimum tax on its net alternative minimum taxable income of $1,000. In addition, the Company incurred deferred tax expense of $328,000.

The Company’s effective tax rate was approximately 260% and 23% for the three months ended December 31, 2010 and 2009, respectively, which differ from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of expense related to the change in fair value of derivative liabilities. The effective tax rate for the three months ended December 31, 2009, also reflects a $1,438,000 decrease to the valuation allowance for deferred tax assets which management has determined will, more likely than not, be utilized.

Note 10 — Subsequent Event

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q/A and the audited financial statements of the Company included in our Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2010, and management’s discussion and analysis contained therein. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Results of Operations

The following table summarizes the results of operations for the three months ended December 31, 2010 and 2009, including percentage of sales (dollars in thousands):

	As Restated 2010		2009
	Amount	%	Amount	%
Sales	$12,220	100.0	$9,158	100.0
Cost of Sales	4,439	36.3	3,248	35.5
Gross Profit	7,781	63.7	5,910	64.5
Operating Expenses	6,725	55.0	4,750	51.9
Income from Operations	1,056	8.6	1,160	12.7
Other Income (Expense)	(929)	(7.6)	(5,511)	(60.2)
Income (Loss) Before Income Taxes	127	1.0	(4,351)	(47.5)
Provision for (benefit from) Income Taxes	329	2.7	(1,006)	(11.0)
Net Loss	$(202)	(1.7)	$(3,345)	(36.5)

Revenues:

Sales for the three months ended December 31, 2010, increased by $3,062,000, or 33.4%, to $12,220,000, compared with sales of $9,158,000 for the three months ended December 31, 2009. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to obtain new customers and our dedication to customer service to retain our recurring customer base. Our direct-response advertising expenditures for the three months ended December 31, 2010, were $3,887,000 compared to $2,037,000 for the three months ended December 31, 2009.

Gross Profit:

Gross profit for the three months ended December 31, 2010, increased by $1,871,000, or 31.7%, to $7,781,000, compared with gross profit of $5,910,000 for the three months ended December 31, 2009. The increase was attributed to our increased sales volume for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.

Operating Expenses:

The following table provides a breakdown of our operating expenses for the three months ended December 31, 2010 and 2009, including percentage of sales (dollars in thousands):

	2010		2009
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$2,841	23.2	$2,169	23.7
Advertising	1,901	15.5	806	8.8
Bad debts	892	7.3	655	7.2
Depreciation	166	1.4	95	1.0
General and administration	925	7.6	1,025	11.2
Total Operating Expenses	$6,725	55.0	$4,750	51.9

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

Income from Operations:

Income from operations for the three months ended December 31, 2010, decreased by $104,000 to $1,056,000, compared to the three months ended December 31, 2009. The decrease in operating income is attributed to our increased investments in payroll, facilities, and advertising costs, partially offset by a reduction in general and administrative costs.

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
Interim period ended:
September 30, 2009, Q4 FY 2009	$1.45	$ n/a
December 31, 2009, Q1 FY 2010	2.18	(5,098)
March 31, 2010, Q2 FY 2010	2.20	(59)
June 30, 2010, Q3 FY 2010	1.49	3,698
September 30, 2010, Q4 FY 2010	1.26	768
October 15, 2010, Q1 FY 2011 (Conversion Date of $2.5 million note)	1.53	(902)
Total change in fair value of derivative liabilities		$(1,593)

As a result of the increase in fair value of the embedded derivatives from October 1, 2009, to December 31, 2009, $5,098,000 was recorded as a non-cash charge to earnings for the three months ended December 31, 2009.

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

Income Taxes:

The provision for income taxes was $329,000 for the three months ended December 31, 2010. The effective tax rate was approximately 260% of the income before income taxes of $127,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the three months ended December 31, 2010.

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

Operating Activities

During the three months ended December 31, 2010, cash provided by operations was $597,000, which was the result of a net loss of $202,000 plus non-cash charges of $4,368,000 less changes in operating assets and liabilities of $3,569,000. The non-cash charges consist primarily of $1,845,000 for amortization of deferred advertising costs, $902,000 for the change in fair value of derivative liabilities, $892,000 for bad debt expense, $328,000 for deferred income taxes, $166,000 for depreciation, $128,000 for equity based compensation associated with employee and director stock options, and $87,000 for increase in reserve for returns and adjustments. The changes in operating assets and liabilities for the three months ended December 31, 2010 consist of $3,887,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $659,000 and inventory of $383,000 as a result of our increased sales, and a decrease of $283,000 for accrued expenses primarily related to the payment of management incentives in October 2010, partially offset by an increase in accounts payable of $1,804,000 due to increased purchases and improved vendor payment terms for our higher volume items.

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

At December 31, 2010, our current assets of $18,122,000 exceeded our current liabilities of $6,611,000 by $11,511,000.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2010 due to material weaknesses identified as follows:

•	Assess and Identify the Impact of Recently Issued Accounting Pronouncements: The Company’s procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by the Company’s failure to timely identify the impact of ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions),” which became effective for the Company on October 1, 2009. The Company did not become aware of the new guidance until June 2010, and the impacts of the accounting guidance were not properly identified by the Company until December 2010. As a result, the Company determined that the previously issued interim financial statements for fiscal year 2010 should no longer be relied upon, which resulted in the restatement of the interim financial statements for the interim period ending December 31, 2009. The Company plans to file restated interim financial statements for the interim periods ending March 31, 2010, and June 30, 2010.

•	Documentation of Accounting Review and Approval Process: In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2010, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

•	Inventory Controls: Management has identified a material weakness related to the Company’s procedures to account for inventory. During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month contained errors as a result of unit of measure conversion issues with certain products that were sold in each month of fiscal year 2011. As a result, the Company has amended its Report on Form 10-Q for the first quarter of fiscal year 2011 and will amend its Reports on Form 10-Q for the second and third quarters of fiscal year 2011.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Audit Committee, and intends to implement improvements during fiscal year 2011 as follows:

•	Subscribe to an outside service that provides the Company’s Chief Financial Officer and Controller with timely guidance on Recently Issued Accounting Pronouncements. In addition, the Company intends to supplement its current interim and annual financial reporting processes with documentation of the Controller’s and Chief Financial Officer’s review and assessment of the timing and impacts, if any, that the new accounting pronouncements will have on the Company’s financial statements; and

•	Document all significant accounting policies and ensure that the accounting policies are in accordance with accounting principles generally accepted in the United States and that internal controls are designed effectively to ensure that the financial information is properly reported. Management will engage independent accounting specialists to ensure that there is an independent verification of the accounting positions taken.

•	In connection with the reported inadequate documented review and approval of certain aspects of the accounting process, management has plans to review the current review and approval processes and implement changes to ensure that all accounting reconciliations and journal entries are reviewed and approved on a timely basis and that this review is documented by a member of management separate from the preparer.

•	The Company plans on evaluating new inventory systems during fiscal year 2012. Until a new perpetual inventory system is implemented and the appropriate controls are put in place, the Company will conduct quarterly physical inventories for each future reporting period. During the first quarter of fiscal year 2012, additional analytical procedures will be implemented for the Company's monthly cost of goods sold journal entries and additional testing of cut-off controls will be performed at each interim period.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	February 13, 2012
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	February 13, 2012
Robert J. Davis

