Form 10-Q
period 2011-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2012-02-14
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-05663

LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 7, 2012
Common Stock, $.001	48,088,034

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
As of December 31, 2011 (unaudited) and September 30, 2011
(In thousands, except dollar per share amounts)

	December	September
	31, 2011	30, 2011
Assets
Current Assets:
Cash	$2,045	$3,016
Accounts receivable, net of allowance of $4,793 and $4,177, respectively	9,146	7,860
Inventory, net of allowance for obsolete inventory of $151 and $144, respectively	2,884	3,009
Deferred taxes, current portion	1,921	1,877
Prepaid and other current assets	513	333
Total Current Assets	16,509	16,095
Property and equipment, net of accumulated depreciation of $2,369 and $2,186, respectively	1,501	1,626
Deferred advertising	17,967	17,191
Intangible assets, net of accumulated amortization of $41 and $25, respectively	289	305
Other assets	157	163
Total Assets	$36,423	$35,380

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,063	$5,008
Accrued liabilities	1,244	1,119
Other current liabilities	84	103
Total Current Liabilities	5,391	6,230
Deferred tax liability	3,698	3,347
Credit line facility	2,500	1,500
Other long-term liabilities	50	48
Total Liabilities	11,639	11,125

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,177 and 48,135 shares issued, respectively; 48,088 and 48,046 shares outstanding at December 31, 2011, and September 30, 2011, respectively	48	48
Additional paid-in capital	34,579	34,504
Accumulated deficit	(9,793)	(10,247)
Treasury stock, at cost; 89 shares at December 31, 2011, and September 30, 2011	(50)	(50)
Total Stockholders’ Equity	24,784	24,255
Total Liabilities and Stockholders’ Equity	$36,423	$35,380

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2011 and 2010
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2011	2010
Sales	$14,796	$12,220

Cost of Sales	6,003	4,439

Gross Profit	8,793	7,781

Operating Expenses
Payroll, taxes and benefits	3,464	2,841
Advertising	1,968	1,901
Bad debts	1,130	892
Depreciation and amortization	199	166
General and administrative	1,253	925
Total Operating Expenses	8,014	6,725

Income from Operations	779	1,056

Other Income (Expense)
Interest expense	(12)	(31)
Change in fair value of derivative liabilities	—	(902)
Interest income	—	2
Gain on sale of assets	—	2
Total Other Income (Expense)	(12)	(929)

Income before Income Taxes	767	127

Provision for Income Taxes	313	329

Net Income (Loss)	$454	$(202)

Basic earnings (loss) per share:
Weighted average shares outstanding	48,057	47,419
Earnings (loss) per share	$0.01	$(0.00)

Diluted earnings (loss) per share:
Weighted average shares outstanding	52,321	47,419
Earnings (loss) per share	$0.01	$(0.00)

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended December 31, 2011
(Unaudited)
(in thousands)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2011	48,046	$48	$34,504	$(10,247)	$(50)	$24,255

Options issued to employees and directors	—	—	38	—	—	38
Common stock issued for employee stock purchase plan	42	—	37	—	—	37
Net income	—	—	—	454	—	454
Balance at December 31, 2011	48,088	$48	$34,579	$(9,793)	$(50)	$24,784

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2011 and 2010
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2011	2010
Cash flow from operating activities:
Net Income (Loss)	$454	$(202)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,123	2,011
Change in fair value of derivative liabilities	—	902
Equity based compensation	38	128
Provision for doubtful accounts and contractual adjustments	1,163	980
Non-cash interest related to convertible notes payable	—	21
Deferred income taxes	307	328
Gain on sale of assets	—	(2)
Reserve for inventory obsolescence	6	—
Changes in operating assets and liabilities:
Accounts receivable	(2,449)	(659)
Deferred advertising	(2,700)	(3,887)
Inventory	119	(383)
Other assets	(175)	(140)
Accounts payable	(945)	1,804
Accrued liabilities	142	(283)
Other liabilities	(27)	(21)
Net Cash Flow Provided by (Used in) Operating Activities	(1,944)	597

Cash flow from investing activities:
Purchase of property and equipment	(40)	(75)
Proceeds from the sale of assets	—	3
Net Cash Flow Used in Investing Activities	(40)	(72)

Cash flow from financing activities:
Proceeds from employee stock purchase plan	20	59
Proceeds from credit line facility	1,000	—
Payments of debt and capital lease obligations	(7)	(582)
Net Cash Flow Provided by (Used in) Financing Activities	1,013	(523)

Net increase (decrease) in cash	(971)	2
Cash at beginning of period	3,016	7,428
Cash at end of period	$2,045	$7,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$47

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowing	$18	$—
Common stock issued for conversion of debt	$—	$5,100

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Unaudited Condensed Consolidated Financial Statements
December 31, 2011

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Forms 10-K for the year ended September 30, 2011 that were filed with the SEC on December 29, 2011. The results of operations for the three months ended December 31, 2011, are not necessarily indicative of the results to be expected for the full year.

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

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

Note 3 — Acquisition

On May 13, 2011, the Company entered into an Asset Purchase Agreement with Kruin Medical Products, Inc., a California corporation, which had been doing business as SGV Medical Supplies ("SGV"), and its sole shareholder. Under the Asset Purchase Agreement, the Company purchased SGV's customer list, inventory, and website (the "Purchased Assets") used in its ostomy supply business. The purchase price for the Purchased Assets was $716,000, of which the Company paid $466,000 in cash and $250,000 pursuant to a non-interest bearing promissory note due on November 13, 2011, subject to the Company's right of setoff based on the number of SGV customers that purchase ostomy supplies from the Company within six months following the acquisition date. Based on the number of SGV customers that purchased and/or placed orders for supplies from the Company within six months from the date of the acquisition, there were no additional payments due pursuant to the terms of the promissory note as of November 13, 2011.

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

The following table summarizes the consideration paid and the allocation of purchase price to the fair value of assets acquired as of the date of the acquisition (in thousands):

Purchase Price Consideration:
Cash	$466
Promissory note, net of right of setoff	—
Total fair value of consideration	$466

Purchase Price Allocation:
Intangible assets (customer list)	$330
Inventory	33
Property and equipment (website)	103
Total assets acquired	$466

Disclosure of supplemental pro forma information for revenue and earnings related to the acquired assets, assuming the acquisition was made at the beginning of the earliest period presented, has not been disclosed since the effects of the acquisition would not have been material to the results of operations for the periods presented.

Note 4 — Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including inventory and accounts receivable. Interest is payable on any advance at LIBOR plus 2.75%. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Line Facility expires in February 2013.

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of December 31, 2011, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of December 31, 2011, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. As of December 31, 2011, the total availability under the PNC Credit Line Facility was $4,932,000 with an outstanding balance of $2,500,000. The interest rate for the outstanding balance as of December 31, 2011, was 3.05%. For three months ended December 31, 2011, the Company incurred $12,000 in interest expense related to the PNC Credit Line Facility.

In January 2012 the expiration date of the PNC Credit Line Facility was extended from February 2013 to February 2014. All other terms and conditions remained the same.

Note 5 — Convertible Notes Payable

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

Interest expense related to the October 2008 convertible note was $0 and $24,000 for the three months ended December 31, 2011 and 2010, respectively.

NOTE 6 — Derivative Liabilities

The October 2008 convertible note, discussed above in Note 5, contained an embedded adjustment feature whereby the conversion price could have been adjusted if the Company had issued additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. The embedded adjustment feature was not indexed to the Company’s own stock and, therefore, was an embedded derivative financial liability (the “Embedded Derivative”) that required bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of retained earnings on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivatives to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

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

Note 7 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the three months ended December 31, 2011, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at September 30, 2011	6,965,667	$1.12
Issued	—	—
Exercised	—	—
Expired	(1,433,334)	1.25
Balance at December 31, 2011	5,532,333	$1.09

Employee & Director Stock Options

There were no options granted during the three months ended December 31, 2011. The weighted-average grant date fair value of options granted during the three months ended December 31, 2010, was $0.40. There were no options exercised during the three months ended December 31, 2011 and 2010. The fair values of stock-based awards granted during the three months ended December 31, 2010, were calculated with the following weighted-average assumptions:

2010
Risk-free interest rate:	1.05%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	48.91%

For the three months ended December 31, 2011 and 2010 the Company recorded $30,000 and $118,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of December 31, 2011, there is $66,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 0.8 years.

Stock option activity for the three months ended December 31, 2011 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at September 30, 2011	2,085,000	$0.99	2.75	$141,750
Granted	—	—
Expired or forfeited	(50,000)	2.18
Options outstanding at December 31, 2011	2,035,000	$.97	2.49	$247,950
Options exercisable at December 31, 2011	1,765,000	$0.91	2.27	$247,950
Options vested or expected to vest at December 31, 2011	2,035,000	$0.97	2.49	$247,950

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

As of December 31, 2011, 315,965 shares of the Company’s common stock have been purchased through the ESPP, using $249,000 of proceeds received from employee payroll deductions. For the three months ended December 31, 2011 and 2010, the Company received $20,000 and $59,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the three months ended December 31, 2011 and 2010, the Company recognized $8,000 and $9,000, respectively, of compensation expense related to the ESPP.

Note 8 — Basic and Diluted Earnings (Loss) per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three months ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	2011	2010
Numerator:
Net income (loss) — basic	$454	$(202)

Denominator:
Weighted average shares outstanding — basic	48,057	47,419
Effect of dilutive securities:
Stock options and warrants	4,264	—

Weighted average shares outstanding — diluted	52,321	47,419

Earnings (loss) per share — basic	$0.01	$(0.00)
Earnings (loss) per share — diluted	$0.01	$(0.00)

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three months ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Stock options	680	6,076
Warrants	358	7,023
Convertible debt	—	—
	1,038	13,099

Note 9 — Income Taxes

The provision for income taxes was $313,000 for the three months ended December 31, 2011. The effective tax rate was approximately 41% of the income before income taxes of $767,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $329,000 for the three months ended December 31, 2010. The effective tax rate was approximately 260% of the income before income taxes of $127,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of expense relating to the change in fair value of the derivative liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. When used in this quarterly report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, under the caption “Risk Factors,” could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company, included in our Annual Report on Forms 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

We market our products directly to consumers primarily through targeted media and direct response television advertising. Our customer service representatives are specifically trained to communicate with Medicare-eligible beneficiaries. Our operating platforms enable us to collect and process required documents from physicians and customers, bill and collect amounts due from Medicare, other government agencies, third party payors and/or customers.

Results of Operations

The following table summarizes the results of operations for the three months ended December 31, 2011 and 2010, including percentage of sales (dollars in thousands):

	2011		2010
	Amount	%	Amount	%
Sales	$14,796	100.0	$12,220	100.0
Cost of Sales	6,003	40.6	4,439	36.3
Gross Profit	8,793	59.4	7,781	63.7
Operating Expenses	8,014	54.2	6,725	55.0
Income from Operations	779	5.3	1,056	8.6
Other Income (Expense)	(12)	(0.1)	(929)	(7.6)
Income Before Income Taxes	767	5.2	127	1.0
Provision for Income Taxes	313	2.1	329	2.7
Net Income (Loss)	$454	3.1	$(202)	(1.7)

Revenues:

Sales for the three months ended December 31, 2011, increased by $2,576,000, or 21.1%, to $14,796,000, compared with sales of $12,220,000 for the three months ended December 31, 2010. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to obtain new customers and our customer service to maximize the reorder rates for our recurring customer base.

Our direct-response advertising expenditures for the three months ended December 31, 2011, were $2,700,000 compared with $3,887,000 for the three months ended December 31, 2010. Our advertising efforts do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve.

In addition to our direct response advertising efforts, on May 13, 2011, we acquired the ostomy supply customers of SGV Medical Supplies (see Note 3 of the condensed consolidated financial statements above). The customers from SGV generated $396,000 of sales for the three month period ending December 31, 2011.

Gross Profit:

Gross profit for the three months ended December 31, 2011, increased by $1,012,000, or 13.0%, to $8,793,000, compared with gross profit of $7,781,000 for the three months ended December 31, 2010. The increase was attributed to our increased sales volume for the three months ended December 31, 2011, compared with the three months ended December 31, 2010.

As a percentage of sales, gross profit decreased by 4.3% for the three months ended December 31, 2011, compared with the three months ended December 31, 2010. Two-thirds of the decrease in gross profit as a percentage of sales was attributed to an increase in our ostomy supply sales, which have lower gross margins than our other product lines as a percentage of our total sales, and the remaining one-third of the decrease was due to an increase in shipping costs for the three months ended December 31, 2011, compared with the three months ended December 31, 2010.

Operating Expenses:

The following table provides a breakdown of our operating expenses for the three months ended December 31, 2011 and 2010, including percentage of sales (dollars in thousands):

	2011		2010
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$3,464	23.4	$2,841	23.2
Advertising	1,968	13.3	1,901	15.5
Bad debts	1,130	7.6	892	7.3
Depreciation and amortization	199	1.3	166	1.4
General and administration	1,253	8.5	925	7.6
Total Operating Expenses	$8,014	54.2	$6,725	55.0

Payroll, taxes and benefits increased by $623,000, or 21.9%, to $3,464,000 for the three months ended December 31, 2011, compared with the three months ended December 31, 2010. The increase is primarily attributed to an increase in the number of employees to support our increased sales volume. As of December 31, 2011, we had 309 active employees compared with 223 at December 31, 2010. Even though we have increased our employee headcount over the last year, as a percentage of sales our payroll costs have remained consistent at 23% of sales.

Advertising expenses increased by $67,000, or 3.5%, to $1,968,000 for the three months ended December 31, 2011, compared with the three months ended December 31, 2010. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The rest of our advertising expenses are for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three months ended December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Advertising Expenses:
Amortization of direct-response costs	$1,924	$1,845
Other advertising expenses	44	56
Total Advertising Expenses	$1,968	$1,901

As of December 31, 2010, we have $17,968,000 of deferred advertising costs that will be expensed over a period between four and six years based on estimated future revenues for each cost pool, updated at each reporting period and expected to result directly from such advertising.

Consistent with our past direct-response advertising efforts, when we decreased our advertising spend in the last two quarters of fiscal year 2011 and the first quarter of fiscal year 2012, our costs to acquire new customers decreased. As a result of our decreased costs to acquire new customers, our advertising expense, as a percentage of sales, decreased by 2.2% for the three months ended December 31, 2011, compared with the three months ended December 31, 2010.

Bad debt expenses increased by $238,000, or 26.7%, to $1,130,000 for the three months ended December 31, 2011 compared with the three months ended December 31, 2010. The increases in bad debt expenses are due primarily to our increased sales levels.

Depreciation and amortization expense increased by $33,000, or 19.9%, to $199,000 for the three months ended December 31, 2011, compared with the three months ended December 31, 2010. The increase in depreciation expense is primarily attributable to the purchase of additional computer equipment during the first six months of fiscal year 2011 to support the additional staff added as a result of our sales growth. Purchases of property and equipment totaled $58,000 and $75,000 during the three months ended December 31, 2011 and 2010, respectively.

General and administrative expenses increased by $328,000, or 35.5%, to $1,253,000 for the three months ended December 31, 2011, compared with the three months ended December 31, 2010. The increase is due to additional costs incurred for software, answering service expenses, professional fees, and selling expenses required to support the growth of our business.

Income from Operations:

Income from operations for the three months ended December 31, 2011, decreased by $277,000 to $779,000, compared with the three months ended December 31, 2010. The decrease in operating income was due to our reduced gross profit margins, a result of our increased ostomy supply sales and increased shipping costs, and, to a lesser extent, our increased investments in additional employees and systems to support the growth of our business.

Other Income (Expense):

The following table shows a breakdown of other income (expense) for the three months ended December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Other Income (Expense):
Interest Expense	$(12)	$(31)
Change in fair value of derivative liabilities	—	(902)
Gain on sale of assets	—	2
Interest income	—	2
Total Other Income (Expense)	$(12)	$(929)

Other income (expense) for the three months ended December 31, 2011, was primarily interest expense related to our outstanding balance on our credit line facility.

Other income (expense) for the three months ended December 31, 2010, was predominantly non-cash charges associated with the amortization of discounts on convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within convertible debt that has been converted into common shares. Non-cash charges to other income (expense) for the three months ended December 31, 2010, totaled $923,000.

Interest expense decreased by $19,000 to $12,000 for the three months ended December 31, 2011, as compared with $31,000 for the three months ended December 31, 2010. The decrease in interest expense is primarily due to non-cash interest expense related to the convertible notes payables, which was converted during the three months ended December 31, 2010.

We were required to adjust the embedded derivative liabilities to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings. As of September 30, 2010, the fair value of the Embedded Derivative for the October 2008 Note was $1,698,000. On October 15, 2010, the convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion, $902,000 was recorded as an additional non-cash charge to earnings for the three months ended December 31, 2010.

Income Taxes:

The provision for income taxes was $313,000 for the three months ended December 31, 2011. The effective tax rate was approximately 41% of the income before income taxes of $767,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $329,000 for the three months ended December 31, 2010. The effective tax rate was approximately 260% of the income before income taxes of $127,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of expense relating to the change in fair value of the derivative liabilities.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended December 31, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended
	December 31,
	2011	2010
Cash Flows:
Net cash provided by (used in) operating activities	$(1,944)	$597
Net cash used in investing activities	(40)	(72)
Net cash provided by (used in) financing activities	1,013	(523)
Net increase (decrease) in cash	(971)	2
Cash at beginning of period	3,016	7,428
Cash at end of period	$2,045	$7,430

The Company had cash of $2,045,000 at December 31, 2011, compared with cash of $3,016,000 at September 30, 2011, a decrease of $971,000. The decrease in cash for the three months ended December 31, 2011, is primarily due to an increase of $2,449,000 in accounts receivable, partially offset by $1,000,000 of borrowings from the credit line facility and net income of $454,000 for the quarter.

Operating Activities

During the three months ended December 31, 2011, cash used by operations was $1,944,000, which was the result of a net income of $454,000 plus non-cash charges of $3,637,000 less changes in operating assets and liabilities of $6,035,000. The non-cash charges consist primarily of $1,924,000 for amortization of deferred advertising costs, $1,130,000 for bad debt expense, $307,000 for deferred income taxes, $199,000 for depreciation and amortization and $38,000 for equity based compensation associated with employee and director stock options. The changes in operating assets and liabilities for the three months ended December 31, 2011, consist of $2,700,000 of deferred advertising expenditures related to our direct response advertising efforts, increase for accounts receivable of $2,449,000, and a decrease of $945,000 for accounts payable. The increase in accounts receivable for the three months ended December 31, 2011, was primarily due to a two week delay in submitting claims to insurance carriers as a result of the implementation of a customized reorder program.

During the three months ended December 31, 2010, cash provided by operations was $597,000, which was the result of a net loss of $202,000 plus non-cash charges of $4,368,000 less changes in operating assets and liabilities of $3,569,000. The non-cash charges consist primarily of $1,845,000 for amortization of deferred advertising costs, $902,000 for the change in fair value of derivative liabilities, $892,000 for bad debt expense, $328,000 for deferred income taxes, $166,000 for depreciation, $128,000 for equity based compensation associated with employee and director stock options, and $87,000 for increase in reserve for contractual adjustments. The changes in operating assets and liabilities for the three months ended December 31, 2010, consist of $3,887,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $659,000 and inventory of $383,000 as a result of our increased sales, and a decrease of $283,000 for accrued expenses primarily related to the payment of management incentives in October 2010, partially offset by an increase in accounts payable of $1,804,000 due to increased purchases and improved vendor payment terms for our higher volume items.

Investing Activities

During the three months ended December 31, 2011 and 2010, respectively, we purchased $40,000 and $75,000 of property and equipment to support our continued growth.

Financing Activities

During the three months ended December 31, 2011, cash provided by financing activities was $1,013,000, which included proceeds of $1,000,000 from the credit line facility and $20,000 of proceeds from our employee stock purchase plan, which were partially offset by capital lease payments of $7,000.

During the three months ended December 31, 2010, cash used in financing activities was $523,000, which included payments of $582,000 towards our debt obligations, partially offset by $59,000 of proceeds from our employee stock purchase plan.

Outlook

We have increased sales for fifteen consecutive quarters and generated positive income from operations for fourteen consecutive quarters. Our sales growth has been and will continue to be driven by our direct response advertising campaign, primarily through television ads at remnant (discounted) rates and “pay-per-click” ads on the Internet. We will continue to test new media channels within the markets we serve and respond accordingly when opportunities become available to acquire new customers at costs that we believe will generate recurring future benefits as a direct result of our advertising effort.

During the first quarter of fiscal year 2012, we implemented the first phase of our customized reorder program. During the second quarter of 2012, we plan to complete the implementation of the reorder program, which is designed to increase our productivity by reducing the amount of resources required to manage our recurring orders each quarter and increase our response time to our customers’ medical supply needs.

In November 2011, the Center for Medicare & Medicaid Services (“CMS”) updated the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DME”) fee schedules for calendar year 2012 that will provide us with a 2.4% increase for Medicare reimbursement rates on DME supplies we provide to our Medicare customers.

As of December 31, 2011, we had $2.0 million of cash and $4.9 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.

At December 31, 2011, our current assets of $16,509,000 exceeded our current liabilities of $5,391,000 by $11,118,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Our plan for the next twelve months includes the following:

•	Continue our advertising and marketing efforts;

•	Increase our customer base;

•	Continue to service our current customer base and increase the retention rate;

•	Complete the implementation of our customized reorder program;

•	Explore new inventory and shipping systems to improve our inventory management process and optimize shipping alternatives

•	Continue to invest in the expansion of our infrastructure; and

•	Increase our accounts receivable collection efforts.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended September 30, 2011, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

Item 3. Quantitative and Qualtitative Disclosures about Market Risk

Not required for smaller reporting companies.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2011, due to material weaknesses identified as follows:

•	Documentation of Accounting Review and Approval Process: In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2011, our independent registered accounting firm reported to our Audit Committee that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

•	Inventory Controls: Management has identified a material weakness related to the Company’s procedures to account for inventory. During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month contained errors as a result of unit of measure conversion issues with certain products that were sold in each month of fiscal year 2011. As a result, the Company has amended its Report on Form 10-Q for the first quarter of fiscal year 2011 and is in the process of restating its Reports on Form 10-Q for the second and third quarters of fiscal year 2011.

Change in Internal Control over Financial Reporting

During the three months ended December 31, 2011, the Company implemented the following changes in internal control over financial reporting:

•	Documentation of Accounting Review and Approval Process: The Company completed one full quarter with the revised review and approval process without any identified failures in our internal controls related to the accounting review and approval process.

•	Inventory Controls: The Company adjusted the cost of goods journal entries to eliminate the unit of measure issues identified at the end of fiscal year 2011. The Company conducted a physical inventory count as of November 30, 2011, and performed additional analytical and cut-off procedures during the three months ended December 31, 2011.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Audit Committee, and intends to implement improvements during fiscal year 2012 as follows:

•	Documentation of Accounting Review and Approval Process: During the second quarter of fiscal year 2012, the Company plans to implement additional levels of review and approval, including the appropriate forms of documentation, to its financial reporting process.

•	Inventory Controls: The Company plans on evaluating new inventory systems during fiscal year 2012. Until a new perpetual inventory system is implemented and the appropriate controls are put in place, the Company will conduct quarterly physical inventories.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.
Registrant

/s/ Mark A. Libratore Mark A. Libratore	President	February 14, 2012

/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer	February 14, 2012

