Form 10-Q/A
period 2011-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2012-02-21
CIK 17485

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2011
Common Stock, $.001	48,009,909

TABLE OF CONTENTS

		Page

Explanatory Note		3

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note — Restatement of Previously Issued Financial Statements

Liberator Medical Holdings, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the interim period ended March 31, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 12, 2011 (the “Original Filing”), to include restated financial statements as described in Note 3 to the condensed consolidated financial statements. The Company has restated its previously issued condensed consolidated financial statements as of and for the three and six months ended March 31, 2011, to correct the following errors:

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

Please refer to Note 3 of the condensed consolidated financial statements below for a detailed analysis of the effects of the restatements on our condensed consolidated financial statements for the three and six months ended March 31, 2011.

This Form 10-Q/A amends the following items in the Company’s Original Filing:

•	Part I — Item 1 — Condensed Consolidated Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4 — Controls and Procedures

•	Part II — Item 6 — Exhibits

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2011 (unaudited) and September 30, 2010
(In thousands, except dollar per share amounts)

	As Restated
	March	September
	31, 2011	30, 2010
Assets
Current Assets:
Cash	$4,594	$7,428
Accounts receivable, net of allowance of $3,740 and $3,312, respectively	7,439	6,744
Inventory, net of allowance for obsolete inventory of $137 and $110, respectively	2,416	1,985
Deferred taxes, current portion	1,541	1,696
Prepaid and other current assets	504	355
Total Current Assets	16,494	18,208
Property and equipment, net of accumulated depreciation of $1,818 and $1,527, respectively	1,686	1,862
Deferred advertising	15,126	10,006
Other assets	218	139
Total Assets	$33,524	$30,215

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,234	$3,826
Accrued liabilities	799	1,077
Derivative liabilities	—	1,698
Stockholder loans	—	565
Convertible notes payable, net of unamortized discount of $21	—	2,516
Other current liabilities	132	146
Total Current Liabilities	7,165	9,828
Deferred tax liability	2,361	1,826
Other long-term liabilities	87	145
Total Liabilities	9,613	11,799

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,100 and 44,707 shares issued, respectively; 48,010 and 44,617 shares outstanding at March 31, 2011, and September 30, 2010, respectively	48	45
Additional paid-in capital	34,312	28,927
Accumulated deficit	(10,399)	(10,506)
Treasury stock, at cost; 89 shares at March 31, 2011, and September 30, 2010	(50)	(50)
Total Stockholders’ Equity	23,911	18,416
Total Liabilities and Stockholders’ Equity	$33,524	$30,215

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2011 and 2010
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	As Restated 2011	2010	As Restated 2011	2010
Sales	$12,664	$9,650	$24,884	$18,808

Cost of Sales	4,774	3,386	9,213	6,633

Gross Profit	7,890	6,264	15,671	12,175

Operating Expenses
Payroll, taxes and benefits	2,930	2,618	5,771	4,787
Advertising	2,019	1,114	3,920	1,920
Bad debts	877	928	1,769	1,583
Depreciation	171	174	337	270
General and administrative	1,224	1,070	2,149	2,094
Total Operating Expenses	7,221	5,904	13,946	10,654

Income from Operations	669	360	1,725	1,521

Other Income (Expense)
Interest expense	(1)	(402)	(32)	(819)
Change in fair value of derivative liabilities	—	(59)	(902)	(5,157)
Gain (Loss) on disposal of assets	—	(2)	2	(2)
Interest income	2	5	4	8
Total Other Income (Expense)	1	(458)	(928)	(5,970)

Income (Loss) before Income Taxes	670	(98)	797	(4,449)

Provision for (Benefit from) Income Taxes	361	(6)	690	(1,012)

Net Income (Loss)	$309	$(92)	$107	$(3,437)

Basic earnings (loss) per share:
Weighted average shares outstanding	47,996	34,921	47,704	33,873
Earnings (loss) per share	$0.01	$(0.00)	$0.00	$(0.10)

Diluted earnings (loss) per share:
Weighted average shares outstanding	53,773	34,921	53,502	33,873
Earnings (loss) per share	$0.01	$(0.00)	$0.00	$(0.10)

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended March 31, 2011 As Restated
(Unaudited)
(in thousands)

						Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at October 1, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

Options issued to employees and directors			236			236
Common stock issued upon conversion of debt	3,333	3	5,097			5,100
Common stock issued for employee stock purchase plan	46	—	52			52
Common stock issued for cashless exercise of warrants	14	—	—			—
Net income				107		107

Balance at March 31, 2011	48,010	$48	$34,312	$(10,399)	$(50)	$23,911

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2011 and 2010
(Unaudited)
(in thousands)

	Six Months Ended
	March 31,
	As Restated 2011	2010
Cash flow from operating activities:
Net Income (Loss)	$107	$(3,437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,172	2,156
Change in fair value of derivative liabilities	902	5,157
Equity based compensation	236	223
Provision for doubtful accounts and sales returns and adjustments	1,865	1,728
Non-cash interest related to convertible notes payable	21	662
Deferred income taxes	690	(982)
Amortization of non-cash debt issuance costs	—	17
Reserve for inventory obsolescence	28	—
Loss (Gain) on disposal of assets	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(2,561)	(3,621)
Deferred advertising	(8,954)	(4,630)
Inventory	(458)	(650)
Other assets	(179)	(50)
Accounts payable	2,409	1,479
Accrued liabilities	(308)	128
Other liabilities	(37)	(3)
Net Cash Flow Used in Operating Activities	(2,069)	(1,821)

Cash flow from investing activities:
Purchase of property and equipment	(163)	(1,217)
Proceeds from the sale of assets	3	5
Purchase of certificates of deposit	—	(556)
Net Cash Flow Used in Investing Activities	(160)	(1,768)

Cash flow from financing activities:
Proceeds from the sale of common stock	—	7,000
Costs associated with the sale of common stock	—	(382)
Proceeds from the exercise of warrants	—	530
Proceeds from employee stock purchase plan	44	104
Proceeds from credit line facility	—	750
Costs associated with new credit line facility	(51)	—
Purchase of treasury stock	—	(9)
Payments of debt and capital lease obligations	(598)	(241)
Net Cash Flow Provided by (Used in) Financing Activities	(605)	7,752

Net increase (decrease) in cash	(2,834)	4,163

Cash at beginning of period	7,428	3,798
Cash at end of period	$4,594	$7,961

Supplemental disclosure of cash flow information:
Cash paid for interest	$49	$185
Cash paid for income taxes	$5	$20

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for interest expense	$—	$45
Common stock issued for conversion of debt	$5,100	$543

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

Note 3 — Restatement of Previously Issued Financial Statements (Restated)

On December 1, 2011, the Company concluded that the Company's previously issued unaudited financial statements as of and for the interim period ended March 31, 2011, contained errors in the valuation of inventory and cost of goods sold. The Company has restated its previously issued condensed consolidated financial statements as of and for the three and six months ended March 31, 2011, to correct the following errors:

•	During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month during fiscal year 2011 contained errors as a result of unit of measure conversion issues with certain products. As a result of the unit of measure errors, the Company's inventory balance was overstated by $205,000 as of March 31, 2011, and cost of sales was understated by $102,000 and $205,000, respectively, for the three and six months ended March 31, 2011; and

•	Partially offsetting the adjustments to inventory and cost of sales, the Company identified additional sales of $21,000 and $37,000, respectively, for the three and six months ended March 31, 2011, that were not properly submitted to insurance carriers due to the unit of measure issues identified.

The following tables provide a summary of amounts restated, including tax effects of adjustments, due to the unit of measure errors as of and for the three and six months ended March 31, 2011 (dollars in thousands, except per share amounts):

Balance Sheet Data:	As Previously Reported	Current Period Effects	As Restated
Accounts receivable, net	$7,402	$37	$7,439
Inventory, net	2,621	(205)	2,416
Deferred taxes, current portion	1,557	(16)	1,541
Current Assets	16,678	(184)	16,494
Total Assets	$33,708	$(184)	$33,524

Current Liabilities	$7,165	$—	$7,165
Deferred tax liability	2,459	(98)	2,361
Total Liabilities	9,711	(98)	9,613
Accumulated Deficit	(10,313)	(86)	(10,399)
Total Stockholders’ Equity	23,997	(86)	23,911
Total Liabilities and Stockholders’ Equity	$33,708	$(184)	$33,524

Statement of Operations Data:	For the three months ended March 31, 2011			For the six months ended March 31, 2011
	As Previously Reported	Current Period Effects	As Restated	As Previously Reported	Current Period Effects	As Restated
Sales	$12,643	$21	$12,664	$24,847	$37	$24,884
Cost of Sales	4,672	102	4,774	9,008	205	9,213
Gross Profit	7,971	(81)	7,890	15,839	(168)	15,671
Total Operating Expenses	7,221	—	7,221	13,946	—	13,946
Income from Operations	750	(81)	669	1,893	(168)	1,725
Total Other Income (Expense)	1	—	1	(928)	—	(928)
Income before Income Taxes	751	(81)	670	965	(168)	797
Provision for Income Taxes	400	(39)	361	772	(82)	690
Net Income	$351	$(42)	$309	193	(86)	107

Basic Earnings per Share	$0.01	$(0.00)	$0.01	0.00	(0.00)	0.00
Diluted Earnings per Share	$0.01	$(0.00)	$0.01	0.00	(0.00)	0.00

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

Note 9 — Basic and Diluted Earnings (Loss) per Common Share (Restated)

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	For the three months		For the six months
	ended March 31,		ended March 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) — basic	$309	$(92)	$107	$(3,437)

Denominator:
Weighted average shares outstanding — basic	47,966	34,921	47,704	33,873
Effect of dilutive securities:
Stock options and warrants	5,777	—	5,798	—
Weighted average shares outstanding — diluted	53,773	34,921	53,502	33,873

Earnings (loss) per share — basic	$0.01	$(0.00)	$0.00	$(0.10)
Earnings (loss) per share — diluted	$0.01	$(0.00)	$0.00	$(0.10)

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

Note 10 — Income Taxes (Restated)

The provision for income taxes was $690,000 for the six months ended March 31, 2011. The effective tax rate was approximately 87% of the income before income taxes of $797,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the six months ended March 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q/A contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. When used in this quarterly report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, under the caption “Risk Factors,” could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q/A and the audited financial statements of the Company, included in our Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2010, and management’s discussion and analysis contained therein. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Results of Operations

The following table summarizes the results of operations for the three and six months ended March 31, 2011 and 2010, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	As Restated 2011		2010		As Restated 2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$12,664	100.0	$9,650	100.0	$24,884	100.0	$18,808	100.0
Cost of Sales	4,774	37.7	3,386	35.1	9,213	37.0	6,633	35.3
Gross Profit	7,890	62.3	6,264	64.9	15,671	63.0	12,175	64.7
Operating Expenses	7,221	57.0	5,904	61.2	13,946	56.1	10,654	56.6
Income from Operations	669	5.3	360	3.7	1,725	6.9	1,521	8.1
Other Income (Expense)	1	0.0	(458)	(4.7)	(928)	(3.7)	(5,970)	(31.7)
Income (loss) before Income Taxes	670	5.3	(98)	(1.0)	797	3.2	(4,449)	(23.7)
Income Tax Expense (Benefit)	361	2.9	(6)	(0.0)	690	2.8	(1,012)	(5.4)
Net Income (Loss)	$309	2.4	$(92)	(1.0)	$107	0.4	$(3,437)	(18.3)

Revenues:

Sales for the three months ended March 31, 2011, increased by $3,014,000, or 31.2%, to $12,664,000, compared with sales of $9,650,000 for the three months ended March 31, 2010. Sales for the six months ended March 31, 2011, increased by $6,076,000, or 32.3%, to $24,884,000, compared with sales of $18,808,000 for the six months ended March 31, 2010. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to obtain new customers and our dedication to customer service to retain our recurring customer base. Our direct-response advertising expenditures for the six months ended March 31, 2011, were $8,954,000 compared with $4,630,000 for the six months ended March 31, 2010.

Gross Profit:

Gross profit for the three months ended March 31, 2011, increased by $1,626,000, or 26.0%, to $7,890,000, compared with gross profit of $6,264,000 for the three months ended March 31, 2010. For the six months ended March 31, 2011, gross profit increased by $3,497,000, or 28.7%, to $15,671,000, compared with gross profit of $12,175,000. The increase was attributed to our increased sales volume for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010.

As a percentage of sales, gross profit decreased by 2.6% and 1.7%, respectively, for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010. The decrease in gross profit as a percentage of sales was due to $100,000 of additional costs associated with a product recall and product mix during the three and six months ended March 31, 2011.

Operating Expenses:

The following table provides a breakdown of our operating expenses for the three and six months ended March 31, 2011 and 2010, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	As Restated 2011		2010		As Restated 2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$2,930	23.1	$2,618	27.1	$5,771	23.2	$4,787	25.5
Advertising	2,019	15.9	1,114	11.6	3,920	15.7	1,920	10.2
Bad debts	877	6.9	928	9.6	1,769	7.1	1,583	8.4
Depreciation	171	1.4	174	1.8	337	1.4	270	1.4
General and administration	1,224	9.7	1,070	11.1	2,149	8.6	2,094	11.1
Total Operating Expenses	$7,221	57.0	$5,904	61.2	$13,946	56.0	$10,654	56.6

Payroll, taxes and benefits increased by $312,000, or 11.9%, to $2,930,000 for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. Payroll, taxes and benefits increased by $984,000, or 20.6%, to $5,771,000 for the six months ended March 31, 2011, compared with the six months ended March 31, 2010. The increase was due to an increase in the number of employees to support our increased sales volume. As of March 31, 2011, we had 250 active employees compared with 220 at March 31, 2010.

Advertising expenses increased by $905,000, or 81.2%, to $2,019,000 for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. For the six months ended March 31, 2011, advertising expenses increased by $2,000,000, or 104.2%, to $3,920,000, compared with the six months ended March 31, 2010. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three and six months ended March 31, 2011 and 2010 (dollars in thousands):

	For the three months Ended March 31,		For the six months Ended March 31,
	2011	2010	2011	2010

Advertising Expenses:
Amortization of direct-response costs	$1,990	$1,077	$3,835	$1,887
Other advertising expenses	29	37	85	33
Total Advertising Expenses	$2,019	$1,114	$3,920	$1,920

As of March 31, 2011, we had $15,126,000 of deferred advertising costs that will be expensed over a period between four and six years based on estimated future revenues for each cost pool, updated at each reporting period and expected to result directly from such advertising.

As a percentage of sales, advertising expenses increased by 4.4% and 5.5%, respectively, for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010. The increase in advertising expenses as a percentage of sales was primarily attributed to higher amortization expense associated with increased costs incurred over the last twelve months to place our direct response advertisements.

Bad debt expenses decreased by $51,000, or 5.5%, to $877,000 for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. For the six months ended March 31, 2011, bad debt expenses increased by $186,000, or 11.7%, compared with the six months ended March 31, 2010. The increase in bad debt expenses for the six months ended March 31, 2011, is due to our increased sales levels, partially offset by improvements in our collection efforts during the six months ended March 31, 2011.

Depreciation expense increased by $67,000, or 24.8%, to $337,000 for the six months ended March 31, 2011, compared with the six months ended March 31, 2010. The increase in depreciation expense is primarily attributed to the build out of an additional 24,000 square foot facility during the first six months of fiscal year 2010 to house our expanding workforce and provide the capacity necessary to support our future sales growth. Purchases of property and equipment totaled $163,000 and $1,217,000 during the six months ended March 31, 2011 and 2010, respectively.

General and administrative expenses increased by $154,000, or 14.4%, to $1,224,000 for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. For the six months ended March 31, 2011, general and administrative costs increased by $55,000, or 2.6%, compared with the six months ended March 31, 2010. The increase is due to increases in software costs, equipment lease payments, and compensation for the board of directors; partially offset by the reduction of amortization costs associated with debt issuance costs and office expenses. As a percentage of sales, general and administrative expenses have decreased by 1.4% and 2.5%, respectively, for the three and six months ended March 31, 2011, compared with the three and six months ended March 31, 2010.

Income from Operations:

Income from operations for the three months ended March 31, 2011, increased by $309,000, or 85.8%, to $669,000, compared with the three months ended March 31, 2010. For the six months ended March 31, 2011, income from operations increased by $206,000, or 13.6%, to $1,725,000, compared with the six months ended March 31, 2010. The increase in operating income is primarily attributed to our increased sales volumes with a reduction as a percentage of sales in payroll costs, bad debt expenses, and administrative costs; partially offset by increases in our advertising costs.

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

Interest expense decreased by $401,000 and $784,000, respectively, for the six months ended March 31, 2011, compared with the three and six months ended March 31, 2010. The decrease in interest expense was due to reduced levels of debt during the six months ended March 31, 2011, as a result of the conversion of $6,452,000 of notes into shares of our common stock and $1,315,000 of principal payments towards shareholder loans since December 31, 2009.

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

Income Taxes:

The provision for income taxes was $690,000 for the six months ended March 31, 2011. The effective tax rate was approximately 87% of the income before income taxes of $797,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the six months ended March 31, 2011.

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

The Company had cash of $4,594,000 at March 31, 2011, compared with cash of $7,428,000 at September 30, 2010, a decrease of $2,834,000. The decrease in cash for the six months ended March 31, 2011, is primarily due to $2,069,000 of cash used in operating activities and payments of $598,000 on our debt obligations.

Operating Activities

During the six months ended March 31, 2011, cash used in operations was $2,069,000, which was the result of net income of $107,000 plus non-cash charges of $7,912, 000 less changes in operating assets and liabilities of $10,088,000. The non-cash charges consist primarily of $3,835,000 for amortization of deferred advertising costs, $1,769,000 for bad debt expense, $902,000 for the change in fair value of derivative liabilities, $690,000 for deferred income taxes, $337,000 for depreciation, $236,000 for equity based compensation associated with employee and director stock options, and $96,000 for increase in reserve for sales returns and adjustments. The changes in operating assets and liabilities for the six months ended March 31, 2011, consist of $8,954,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $2,561,000 and inventory of $458,000 as a result of our increased sales, and a decrease of $308,000 for accrued expenses primarily related to the payment of management incentives in October 2010, partially offset by an increase in accounts payable of $2,409,000 due to increased purchases and improved vendor payment terms for our higher volume items.

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

Financing Activities

During the six months ended March 31, 2011, cash used in financing activities was $605,000, which included payments of $598,000 towards our debt obligations and payment of $51,000 for costs associated with a new PNC Credit Line Facility discussed above in Note 5, partially offset by $44,000 of proceeds from our employee stock purchase plan.

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

At March 31, 2011, our current assets of $16,494,000 exceeded our current liabilities of $7,165,000 by $9,329,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of March  31, 2011, due to the material weakness identified as follows:

•	Documentation of Accounting Review and Approval Process: In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2010, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

•	Inventory Controls: Management has identified a material weakness related to the Company’s procedures to account for inventory. During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month contained errors as a result of unit of measure conversion issues with certain products that were sold in each month of fiscal year 2011. As a result, the Company has amended its Reports on Form 10-Q for the first and second quarters of fiscal year 2011 and will amend its Report on Form 10-Q for the third quarter of fiscal year 2011.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	February 21, 2012
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	February 21, 2012
Robert J. Davis

