Form 10-Q/A
period 2011-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2012-03-05
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

Liberator Medical Holdings, Inc. (the “Company”) is filing this amendment to its Quarterly Reports on Form 10-Q for the interim period ended June 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011 (the “Original Filing”), to include restated financial statements as described in Note 3 to the condensed consolidated financial statements. The Company has restated its previously issued condensed consolidated financial statements as of and for the three and nine months ended June 30, 2011, to correct the following errors:

•	The journal entries to record the cost of goods sold each month contained errors due to unit of measure conversion issues with certain products. As a result, the Company's inventory balance was overstated and the cost of sales was understated for the interim period;

•	Partially offsetting the adjustments to inventory and cost of sales, the Company identified additional sales that were not properly submitted to insurance carriers due to the unit of measure issues identified; and

•	Reclassified the outstanding balance on the Company’s credit line facility from current liabilities to long-term liabilities since the expiration date of the credit line facility as of June 30, 2011, was February 11, 2013.

Please refer to Note 3 of the condensed consolidated financial statements below for a detailed analysis of the effects of the restatements on our condensed consolidated financial statements for the three and nine months ended June 30, 2011.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2011 (unaudited) and September 30, 2010

(In thousands, except dollar per share amounts)

	As Restated
	June 30,	September
	2011	30, 2010
Assets
Current Assets:
Cash	$2,452	$7,428
Accounts receivable, net of allowances of $4,111 and $3,312, respectively	8,012	6,744
Inventory, net of allowance for obsolete inventory of $137 and $110, respectively	2,612	1,985
Deferred taxes, current portion	1,749	1,696
Prepaid and other current assets	366	355
Total Current Assets	15,191	18,208
Property and equipment, net of accumulated depreciation of $1,997 and $1,527, respectively	1,708	1,862
Deferred advertising	16,841	10,006
Intangible assets, net of accumulated amortization of $12	470	—
Other assets	215	139
Total Assets	$34,425	$30,215

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,493	$3,826
Accrued liabilities	1,145	1,077
Derivative liabilities	—	1,698
Stockholder loans	—	565
Notes payable, net of unamortized discount of $0 and $21, respectively	107	2,516
Other current liabilities	124	146
Total Current Liabilities	6,869	9,828
Deferred tax liability	2,861	1,826
Credit line facility	500	—
Other long-term liabilities	59	145
Total Liabilities	10,289	11,799

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,135 and 44,706 shares issued, respectively; 48,046 and 44,617 shares outstanding at June 30, 2011, and September 30, 2010, respectively	48	45
Additional paid-in capital	34,447	28,927
Accumulated deficit	(10,309)	(10,506)
Treasury stock, at cost; 89 shares at June 30, 2011, and September 30, 2010	(50)	(50)
Total Stockholders’ Equity	24,136	18,416

Total Liabilities and Stockholders’ Equity	$34,425	$30,215

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	As Restated		As Restated
	2011	2010	2011	2010

Sales	$13,319	$10,619	$38,203	$29.428

Cost of Sales	5,237	3,677	14,450	10,312

Gross Profit	8,082	6,942	23,753	19,116

Operating Expenses
Payroll, taxes and benefits	3,072	2,569	8,843	7,357
Advertising	2,132	1,336	6,052	3,255
Bad debts	1,098	1,020	2,867	2,603
Depreciation	191	179	528	449
General and administrative	1,205	896	3,354	2,991
Total Operating Expenses	7,698	6,000	21,644	16,655

Income from Operations	384	942	2,109	2,461

Other Income (Expense)
Interest expense	(3)	(289)	(35)	(1,105)
Change in fair value of derivative liabilities	—	3,697	(902)	(1,460)
Gain (Loss) on disposal of assets	—	—	2	(2)
Interest income	1	8	5	16
Total Other Income (Expense)	(2)	3,416	(930)	(2,551)

Income (Loss) before Income Taxes	382	4,358	1,179	(90)

Provision for (Benefit from) Income Taxes	292	413	982	(599)

Net Income	$90	$3,945	$197	$509

Basic earnings per share:
Weighted average shares outstanding	48,018	41,569	47,809	36,438
Earnings per share	$0.00	$0.09	$0.00	$0.01

Diluted earnings per share:
Weighted average shares outstanding	54,175	54,797	53,751	44,809
Earnings per share	$0.00	$0.07	$0.00	$0.01

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended June 30, 2011 As Restated

(Unaudited)

(in thousands)

			Additional			Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity

Balance at October 1, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

Options issued to employees and directors	—	—	328	—	—	328
Common stock issued upon conversion of debt	3,333	3	5,097	—	—	5,100
Common stock issued for employee stock purchase plan	82	—	95	—	—	95
Common stock issued for cashless exercise of warrants	14	—	—	—	—	—
Net income	—	—	—	197	—	197

Balance at June 30, 2011	48,046	$48	$34,447	$(10,309)	$(50)	$24,136

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2011 and 2010

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	As Restated 2011	2010
Cash flow from operating activities:
Net Income	$197	$509
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,458	3,670
Change in fair value of derivative liabilities	902	1,460
Equity based compensation	328	303
Provision for doubtful accounts and sales returns and adjustments	3,059	2,759
Non-cash interest related to convertible notes payable	21	886
Deferred income taxes	982	(566)
Amortization of non-cash debt issuance costs	—	23
Reserve for inventory obsolescence	28	—
Loss (Gain) on disposal of assets	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(4,326)	(5,420)
Deferred advertising	(12,765)	(7,988)
Inventory	(622)	(1,135)
Other assets	(36)	(320)
Accounts payable	1,667	3,516
Accrued liabilities	60	(51)
Other liabilities	(58)	(3)
Net Cash Flow Used in Operating Activities	(4,107)	(2,355)

Cash flow from investing activities:
Purchase of property and equipment and other	(306)	(1,531)
Acquisition of SGV Medical Supplies (see Note 4)	(466)	—
Proceeds from the sale of assets	3	5
Purchase of certificates of deposit	—	(559)
Net Cash Flow Used in Investing Activities	(769)	(2,085)

Cash flow from financing activities:
Proceeds from the sale of common stock	—	7,000
Costs associated with the sale of common stock	—	(407)
Proceeds from the exercise of warrants	—	1,556
Proceeds from employee stock purchase plan	64	102
Proceeds from credit line facility	500	—
Costs associated with new credit line facility	(51)	—
Purchase of treasury stock	—	(9)
Payments of debt and capital lease obligations	(613)	(711)
Net Cash Flow Provided by (Used in) Financing Activities	(100)	7,531

Net increase (decrease) in cash	(4,976)	3,091

Cash at beginning of period	7,428	3,798
Cash at end of period	$2,452	$6,889

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$323
Cash paid for income taxes	$5	$20

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for interest expense	$—	$45
Common stock issued for conversion of debt	$5,100	$8,914
Promissory note issued for acquisition of SGV Medical Supplies (see Note 4)	$107	$—

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

Note 3 — Restatement of Previously Issued Financial Statements (Restated)

On December 1, 2011, the Company concluded that the Company's previously issued unaudited financial statements as of and for the interim period ended June 30, 2011, contained errors in the valuation of inventory and cost of goods sold and the classification of the outstanding balance under the credit line facility. The Company has restated its previously issued condensed consolidated financial statements as of and for the three and nine months ended June 30, 2011, to correct the following errors:

•	During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month during fiscal year 2011 contained errors as a result of unit of measure conversion issues with certain products. As a result of the unit of measure errors, the Company's inventory balance was overstated by $300,000 as of June 30, 2011, and cost of sales was understated by $95,000 and $300,000, respectively, for the three and nine months ended June 30, 2011; and

•	Partially offsetting the adjustments to inventory and cost of sales, the Company identified additional sales of $10,000 and $47,000, respectively, for the three and nine months ended June 30, 2011, that were not properly submitted to insurance carriers due to the unit of measure issues identified.

•	Reclassified the outstanding balance of $500,000 on the Company’s credit line facility from current liabilities to long-term liabilities since the expiration date of the credit line facility as of June 30, 2011, was February 11, 2013.

The following tables provide a summary of amounts restated, including tax effects of adjustments, due to the unit of measure errors as of and for the three and nine months ended June 30, 2011 (dollars in thousands, except per share amounts):

	As	Current
	Previously	Period	As
Balance Sheet Data:	Reported	Effects	Restated

Accounts receivable, net	$7,965	$47	$8,012
Inventory, net	2,912	(300)	2,612
Deferred taxes, current portion	1,775	(26)	1,749

Current Assets	15,470	(279)	15,191

Total Assets	$34,704	$(279)	$34,425

Credit line facility – short-term	$500	$(500)	$—

Current Liabilities	7,369	(500)	6,869

Credit line facility – long-term	—	500	500
Deferred tax liability	3,006	(145)	2,861

Total Liabilities	10,434	(145)	10,289

Accumulated Deficit	(10,175)	(134)	(10,309)

Total Stockholders’ Equity	24,270	(134)	24,136

Total Liabilities and Stockholders’ Equity	$34,704	$(279)	$34,425

	For the three months ended			For the nine months ended
Statement of Operations Data:	June 30, 2011			June 30, 2011
	As	Current		As	Current
	Previously	Period	As	Previously	Period	As
	Reported	Effects	Restated	Reported	Effects	Restated
Sales	$13,309	$10	$13,319	$38,156	$47	$38,203
Cost of Sales	5,142	95	5,237	14,150	300	14,450

Gross Profit	8,167	(85)	8,082	24,006	(253)	23,753
Total Operating Expenses	7,698	—	7,698	21,644	—	21,644

Income from Operations	469	(85)	384	2,362	(253)	2,109
Total Other Income (Expense)	(2)	—	(2)	(930)	—	(930)

Income before Income Taxes	467	(85)	382	1,432	(253)	1,179
Provision for Income Taxes	329	(37)	292	1,101	(119)	982

Net Income	$138	$(48)	$90	331	(134)	197

Basic Earnings per Share	$0.00	$(0.00)	$0.00	0.01	(0.01)	0.00
Diluted Earnings per Share	$0.00	$(0.00)	$0.00	0.01	(0.01)	0.00

Note 4 — Acquisition

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

Note 5 — Stockholder Loans

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

Note 6 — Credit Line Facility

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

Note 7 — Convertible Notes Payable

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

NOTE 8 — Derivative Liabilities

The May 2008 and October 2008 convertible notes, discussed above in Note 7, contained embedded adjustment features whereby the conversion price could have been adjusted if the Company had issued additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. The embedded adjustment features were not indexed to the Company’s own stock and, therefore, were embedded derivative financial liabilities (the “Embedded Derivatives”) that required bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of retained earnings on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivatives to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

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

Note 9 — Stockholders’ Equity

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

Note 10 — Basic and Diluted Earnings per Common Share (Restated)

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	June 30,		June 30,
	Restated		Restated
	2011	2010	2011	2010
Numerator:
Net income — basic	$90	$3,945	$197	$509
Effect of dilutive securities:
Convertible debt	—	31	—	—
Net income — diluted	90	3,976	197	509

Denominator:
Weighted average shares outstanding — basic	48,018	41,569	47,809	36,438
Effect of dilutive securities:
Stock options and warrants	6,157	7,765	5,942	8,371
Convertible debt	—	5,463	—	—
Weighted average shares outstanding — diluted	54,175	54,797	53,751	44,809

Earnings per share — basic	$0.00	$0.09	$0.00	$0.01
Earnings per share — diluted	$0.00	$0.07	$0.00	$0.01

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

Note 11 — Income Taxes (Restated)

The provision for income taxes was $292,000 for the three months ended June 30, 2011. The effective tax rate was approximately 76% of the income before income taxes of $382,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $982,000 for the nine months ended June 30, 2011. The effective tax rate was approximately 83% of the income before income taxes of $1,179,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the nine months ended June 30, 2011.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q/A and the audited financial statements of the Company, included in our Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2010, and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Results of Operations

The following table summarizes the results of operations for the three and nine months ended June 30, 2011 and 2010, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	As Restated				As Restated
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$13,319	100.0	$10,619	100.0	$38,203	100.0	$29,428	100.0
Cost of Sales	5,237	39.3	3,677	34.6	14,450	37.8	10,312	35.0
Gross Profit	8,082	60.7	6,942	65.4	23,753	62.2	19,116	65.0
Operating Expenses	7,698	57.8	6,000	56.5	21,644	56.7	16,655	56.6
Income from Operations	384	2.9	942	8.9	2,109	5.5	2,461	8.4
Other Income (Expense)	(2)	0.0	3,416	32.2	(930)	(2.4)	(2,551))	(8.7)
Income (loss) before Income Taxes	382	2.9	4,358	41.0	1,179	3.1	(90)	(0.3)
Income Tax Expense (Benefit)	292	2.2	413	3.9	982	2.6	(599)	(2.0)
Net Income	$90	0.7	$3,945	37.2	$197	0.5	$509	1.7

Revenues:

Sales for the three months ended June 30, 2011, increased by $2,700,000, or 25.4%, to $13,319,000, compared with sales of $10,619,000 for the three months ended June 30, 2010. Sales for the nine months ended June 30, 2011, increased by $8,775,000, or 29.8%, to $38,203,000, compared with sales of $29,428,000 for the nine months ended June 30, 2010. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to retain our recurring customer base. Our direct-response advertising expenditures for the nine months ended June 30, 2011, were $12,765,000 compared with $7,988,000 for the nine months ended June 30, 2010. While our revenues have not increased proportionally to our increased advertising expenditures, we believe that the incremental costs associated with acquiring new customers through our increased advertising expenditures will be more than offset by the recurring revenues generated from the new customers acquired as a result of our advertising efforts.

Our increased advertising efforts do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve.

In addition to our direct response advertising efforts, on May 13, 2011, we acquired the ostomy supply customers of SGV Medical Supplies (see Note 4 of the condensed consolidated financial statements above). The customers from SGV generated $271,000 of sales from the date of acquisition to June 30, 2011.

Gross Profit:

Gross profit for the three months ended June 30, 2011, increased by $1,140,000, or 16.4%, to $8,082,000, compared with gross profit of $6,942,000 for the three months ended June 30, 2010. For the nine months ended June 30, 2011, gross profit increased by $4,637,000, or 24.3%, to $23,753,000, compared with gross profit of $19,116,000. The increase was attributed to our increased sales volume for the three and nine months ended June 30, 2011, compared with the three and nine months ended June 30, 2010.

As a percentage of sales, gross profit decreased by 4.7% and 2.8%, respectively, for the three and nine months ended June 30, 2011, compared with the three and nine months ended June 30, 2010. The decrease in gross profit as a percentage of sales was primarily attributed to an increase in our ostomy supply sales, which have lower gross margins than our other product lines, as a percentage of our total sales and, to a lesser extent, an increase in shipping costs for fiscal year 2011 versus fiscal year 2010.

Operating Expenses:

The following table provides a breakdown of our operating expenses for the three and nine months ended June 30, 2011 and 2010, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	As Restated				As Restated
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$3,072	23.1	$2,569	24.2	$8,843	23.1	$7,357	25.0
Advertising	2,132	16.0	1,336	12.6	6,052	15.9	3,255	11.1
Bad debts	1,098	8.3	1,020	9.6	2,867	7.5	2,603	8.8
Depreciation	191	1.4	179	1.7	528	1.4	449	1.5
General and administration	1,205	9.0	896	8.4	3,354	8.8	2,991	10.2
Total Operating Expenses	$7,698	57.8	$6,000	56.5	$21,644	56.7	$16,655	56.6

Payroll, taxes and benefits increased by $503,000, or 19.6%, to $3,072,000 for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. Payroll, taxes and benefits increased by $1,486,000, or 20.2%, to $8,843,000 for the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010. The increase was due to an increase in the number of employees to support our increased sales volume. As of June 30, 2011, we had 277 active employees compared with 213 at June 30, 2010.

Advertising expenses increased by $796,000, or 59.6%, to $2,132,000 for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. For the nine months ended June 30, 2011, advertising expenses increased by $2,797,000, or 85.9%, to $6,052,000, compared with the nine months ended June 30, 2010. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three and nine months ended June 30, 2011 and 2010 (dollars in thousands):

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

Bad debt expenses increased by $78,000, or 7.6%, to $1,098,000 for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. For the nine months ended June 30, 2011, bad debt expenses increased by $264,000, or 10.1%, compared with the nine months ended June 30, 2010. The increase in bad debt expenses for the three and nine months ended June 30, 2011, is due to our increased sales levels, partially offset by improvements in our collection efforts during the nine months ended June 30, 2011.

Depreciation expense increased by $12,000, or 6.7%, to $191,000 for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. For the nine months ended June 30, 2011, depreciation expense increased by $79,000, or 17.6%, compared with the nine months ended June 30, 2010. The increase in depreciation expense is primarily attributed to the build out of an additional 24,000 square foot facility during the first nine months of fiscal year 2010 to house our expanding workforce and provide the capacity necessary to support our future sales growth. Purchases of property and equipment totaled $306,000 and $1,324,000 during the nine months ended June 30, 2011 and 2010, respectively.

General and administrative expenses increased by $309,000, or 34.5%, to $1,205,000 for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. For the nine months ended June 30, 2011, general and administrative costs increased by $363,000, or 12.1%, compared with the nine months ended June 30, 2010. The increase is due to increases in software costs, professional fees, equipment lease payments, and compensation for the board of directors; partially offset by the reduction of amortization costs associated with debt issuance costs and office expenses.

Income from Operations:

Income from operations for the three months ended June 30, 2011, decreased by $558,000, or 59.2%, to $384,000, compared with the three months ended June 30, 2011. For the nine months ended June 30, 2011, income from operations decreased by $352,000, or 14.3%, to $2,109,000, compared with the nine months ended June 30, 2010. The decrease in operating income was due to our reduced gross profit margins as a result of our increased ostomy supply sales, our increased shipping costs, and our increased operating expenses, primarily our increased advertising expenses, during the three and nine months ended June 30, 2011.

Other Income (Expense):

The following table shows a breakdown of other income (expense) for the three and nine months ended June 30, 2011 and 2010 (dollars in thousands):

	For the three months		For the nine months
	ended June 30,		ended June 30
	2011	2010	2011	2010
Other Income (Expense):
Interest Expense	$(3)	$(289)	$(35)	$(1,105)
Change in fair value of derivative liabilities	—	3,697	(902)	(1,460)
Gain (Loss) on disposal of assets	—	—	2	(2)
Interest income	1	8	5	16
Total Other Income (Expense)	$(2)	$3,416	$(930)	$(2,551)

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

Income Taxes:

The provision for income taxes was $292,000 for the three months ended June 30, 2011. The effective tax rate was approximately 76% of the income before income taxes of $382,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $982,000 for the nine months ended June 30, 2011. The effective tax rate was approximately 83% of the income before income taxes of $1,179,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes, primarily consisting of $902,000 of expense related to the change in fair value of derivative liabilities recorded for the nine months ended June 30, 2011.

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

The Company had cash of $2,452,000 at June 30, 2011, compared with cash of $7,428,000 at September 30, 2010, a decrease of $4,976,000. The decrease in cash for the nine months ended June 30, 2011, is primarily due to $4,107,000 of cash used in operating activities, payments of $614,000 for our debt obligations, and $466,000 of cash used for the acquisition of SGV Medical Supplies.

Operating Activities

During the nine months ended June 30, 2011, cash used in operations was $4,107,000, which was the result of $12,765,000 of direct response advertising expenditures and increases of $4,948,000 for accounts receivable and inventory, partially offset by net income of $197,000, non-cash charges of $11,776,000, and an increase in accounts payable of $1,667,000.

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

Financing Activities

During the nine months ended June 30, 2011, cash used in financing activities was $101,000, which included payments of $614,000 towards our debt obligations and payment of $51,000 for costs associated with a new PNC Credit Line Facility discussed above in Note 6, partially offset by $500,000 of proceeds from the new credit line facility and $64,000 of proceeds from our employee stock purchase plan.

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

Outlook

We increased our sales for the thirteenth consecutive quarter, driven by our direct response marketing campaign, primarily through television ads at remnant (discounted) rates and "pay-per-click" ads on the Internet. During the second quarter of fiscal year 2011, based on buying opportunities within the direct response advertising markets, we increased our advertising spend across both media channels. As a result of the increased advertising spend during the second quarter, we had a backlog of customer leads at the end of the second quarter, of which a portion of these customer leads were converted into sales during the third quarter of fiscal year 2011. Consistent with past results from our advertising efforts, we expect to continue to generate sales from these customer leads during the fourth quarter of fiscal year 2011.

During the third quarter of fiscal year 2011, we decreased our television advertising expenditures from the previous quarter levels, which generated less customer leads from television ads. However, the decrease in our television advertising expenditures resulted in lower costs per lead. The decrease in television ad spend was partially offset by increased advertising expenditures within the Internet media channel. We also completed the acquisition of SGV's ostomy supply customers in the third quarter of fiscal year 2011. With the customer leads generated from our advertising efforts and the customers acquired through the SGV acquisition, we expect to acquire new customers at reduced levels of costs during the fourth quarter of fiscal year 2011.

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

At June 30, 2011, our current assets of $15,191,000 exceeded our current liabilities of $6,869,000 by $8,322,000.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of June 30, 2011, due to the material weakness identified as follows:

•	Documentation of Accounting Review and Approval Process: In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2010, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

•	Inventory Controls: Management has identified a material weakness related to the Company’s procedures to account for inventory. During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month contained errors as a result of unit of measure conversion issues with certain products that were sold in each month of fiscal year 2011. As a result, the Company has amended its Reports on Form 10-Q for the three quarters of fiscal year 2011.

Change in Internal Control over Financial Reporting

During the three months ended June 30, 2011, the Company made the following changes in our internal controls over financial reporting:

•	Implemented a revised review and approval process to ensure that all account reconciliations and journal entries are reviewed and approved on a timely basis with supporting documentation to support the review and approval processes.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	March 5, 2012
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	March 5, 2012
Robert J. Davis

