Form 10-Q
period 2012-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2012-05-15
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

 or

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

Yes ☐   No  ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2012
Common Stock, $.001	48,088,034

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2012 (unaudited) and September 30, 2011
(In thousands, except dollar per share amounts)

	March	September
	31, 2012	30, 2011
Assets
Current Assets:
Cash	$4,767	$3,016
Accounts receivable, net of allowance of $4,597 and $4,177, respectively	8,757	7,860
Inventory, net of allowance for obsolete inventory of $255 and $144, respectively	2,756	3,009
Deferred taxes, current portion	1,976	1,877
Prepaid and other current assets	467	333
Total Current Assets	18,723	16,095
Property and equipment, net of accumulated depreciation of $2,536 and $2,186, respectively	1,369	1,626
Deferred advertising	18,897	17,191
Intangible assets, net of accumulated amortization of $58 and $25, respectively	272	305
Other assets	121	163
Total Assets	$39,382	$35,380

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,982	$5,008
Accrued liabilities	1,110	1,119
Other current liabilities	60	103
Total Current Liabilities	7,152	6,230
Deferred tax liability	4,189	3,347
Credit line facility	2,500	1,500
Other long-term liabilities	44	48
Total Liabilities	13,885	11,125

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,177 and 48,135 shares issued, respectively; 48,088 and 48,046 shares outstanding at March 31, 2012, and September 30, 2011, respectively	48	48
Additional paid-in capital	34,622	34,504
Accumulated deficit	(9,123)	(10,247)
Treasury stock, at cost; 89 shares at March 31, 2012, and September 30, 2011	(50)	(50)
Total Stockholders’ Equity	25,497	24,255
Total Liabilities and Stockholders’ Equity	$39,382	$35,380

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2012 and 2011
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Sales	$14,670	$12,664	$29,466	$24,884

Cost of Sales	5,687	4,774	11,690	9,213

Gross Profit	8,983	7,890	17,776	15,671

Operating Expenses
Payroll, taxes and benefits	3,577	2,930	7,041	5,771
Advertising	1,972	2,019	3,940	3,920
Bad debts	843	877	1,973	1,769
Depreciation and amortization	210	171	409	337
General and administrative	1,243	1,224	2,496	2,149
Total Operating Expenses	7,845	7,221	15,859	13,946

Income from Operations	1,138	669	1,917	1,725

Other Income (Expense)
Interest expense	(20)	(1)	(32)	(32)
Change in fair value of derivative liabilities	—	—	—	(902)
Gain on sale of assets	—	—	—	2
Interest income	—	2	—	4
Total Other Income (Expense)	(20)	1	(32)	(928)

Income before Income Taxes	1,118	670	1,885	797

Provision for Income Taxes	448	361	761	690

Net Income	$670	$309	$1,124	$107

Basic earnings per share:
Weighted average shares outstanding	48,088	47,996	48,073	47,704
Earnings per share	$0.01	$0.01	$0.02	$0.00

Diluted earnings per share:
Weighted average shares outstanding	52,285	53,773	52,286	53,502
Earnings per share	$0.01	$0.01	$0.02	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended March 31, 2012
(Unaudited)
(in thousands)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2011	48,046	$48	$34,504	$(10,247)	$(50)	$24,255

Options issued to employees and directors	—	—	81	—	—	81
Common stock issued for employee stock purchase plan	42	—	37	—	—	37
Net income	—	—	—	1,124	—	1,124
Balance at March 31, 2012	48,088	$48	$34,622	$(9,123)	$(50)	$25,497

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2012 and 2011
(Unaudited)
(in thousands)

	Six Months Ended
	March 31,
	2012	2011
Cash flow from operating activities:
Net Income	$1,124	$107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,262	4,172
Change in fair value of derivative liabilities	—	902
Equity based compensation	81	236
Provision for doubtful accounts and contractual adjustments	1,994	1,865
Non-cash interest related to convertible notes payable	—	21
Deferred income taxes	743	690
Reserve for inventory obsolescence	111	28
Gain on sale of assets	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(2,891)	(2,561)
Deferred advertising	(5,558)	(8,954)
Inventory	141	(458)
Other assets	(72)	(179)
Accounts payable	974	2,409
Accrued liabilities	(13)	(308)
Other liabilities	(51)	(37)
Net Cash Flow Provided by (Used in) Operating Activities	845	(2,069)

Cash flow from investing activities:
Purchase of property and equipment	(101)	(163)
Proceeds from the sale of assets	—	3
Net Cash Flow Used in Investing Activities	(101)	(160)

Cash flow from financing activities:
Proceeds from employee stock purchase plan	41	44
Proceeds from credit line facility	1,000	—
Costs associated with credit line facility	(21)	(51)
Payments of debt and capital lease obligations	(13)	(598)
Net Cash Flow Provided by (Used in) Financing Activities	1,007	(605)

Net increase (decrease) in cash	1,751	(2,834)

Cash at beginning of period	3,016	7,428
Cash at end of period	$4,767	$4,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$49
Cash paid for income taxes	$—	$5

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowing	$18	$—
Common stock issued for conversion of debt	$—	$5,100

See accompanying notes to unaudited condensed consolidated financial statements.

 Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, that was filed with the SEC on December 29, 2011. The results of operations for the six months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

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

In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in the International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial condition, overall results of operations or cash flows.

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

Note 4 — Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including inventory and accounts receivable. Interest is payable on any advance at LIBOR plus 2.75%. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Line Facility originally expired in February 2013; however, in January 2012 the expiration was extended to February 2014, with all other terms and conditions remaining the same.

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2012, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of March 31, 2012, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. As of March 31, 2012, the total availability under the PNC Credit Line Facility was $4,427,000 with an outstanding balance of $2,500,000. The outstanding balance under the credit line facility has been classified as non-current since the due date of the outstanding balance is February 2014, and, due to expected collateral levels, a borrowing base in excess of amounts outstanding as of March 31, 2012, will be maintained. The interest rate for the outstanding balance as of March 31, 2012, was 2.99%. For the six months ended March 31, 2012, the Company incurred $29,000 in interest expense related to the PNC Credit Line Facility.

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

Interest expense related to the October 2008 convertible note was $0 and $24,000 for the six months ended March 31, 2012 and 2011, respectively.

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

Note 7 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the six months ended March 31, 2012, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2011	6,965,667	$1.12
Issued	—	—
Exercised	—	—
Expired	(1,433,334)	1.25
Balance at March 31, 2012	5,532,333	$1.09

Options

In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of March 31, 2012, a total of 3,921,009 options were outstanding.

Employee & Director Stock Options

The weighted-average grant date fair value of options granted during the six months ended March 31, 2011, was $0.40. There were no options granted during the six months ended March 31, 2012. There were no options exercised during the six months ended March 31, 2012 and 2011. The fair values of stock-based awards granted during the six months ended March 31, 2011, were calculated with the following weighted-average assumptions:

2011
Risk-free interest rate:	1.05%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	48.91%

For the six months ended March 31, 2012 and 2011, the Company recorded $63,000 and $216,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of March 31, 2012, there is $33,000 in total unrecognized compensation expense related to non-vested employee and director stock options granted under the 2007 Stock Plan, which is expected to be recognized over 0.6 years.

Stock option activity for the six months ended March 31, 2012, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at October 1, 2011	2,085,000	$0.99	2.75	$141,750
Granted	—	—
Expired or forfeited	(50,000)	2.18
Options outstanding at March 31, 2012	2,035,000	$0.97	2.24	$274,500
Options exercisable at March 31, 2012	1,887,500	$0.94	2.13	$274,500
Options vested or expected to vest at March 31, 2012	2,035,000	$0.97	2.24	$274,500

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

As of March 31, 2012, 315,965 shares of the Company’s common stock have been purchased through the ESPP, using $249,000 of proceeds received from employee payroll deductions. For the six months ended March 31, 2012 and 2011, the Company received $41,000 and $44,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the six months ended March 31, 2012 and 2011, the Company recognized $17,000 and $19,000, respectively, of compensation expense related to the ESPP.

Note 8 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	For the three months		For the six months
	ended March 31,		ended March 31,
	2012	2011	2012	2011
Numerator:
Net income — basic	$670	$309	$1,124	$107

Denominator:
Weighted average shares outstanding — basic	48,088	47,996	48,073	47,704
Effect of dilutive securities:
Stock options and warrants	4,197	5,777	4,213	5,798
Weighted average shares outstanding — diluted	52,285	53,773	52,286	53,502

Earnings per share — basic	$0.01	$0.01	$0.02	$0.00
Earnings per share — diluted	$0.01	$0.01	$0.02	$0.00

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or six months ended March 31, 2012 and 2011 (in thousands):

	For the three months		For the six months
	ended March 31,		ended March 31,
	2012	2011	2012	2011
Stock options	1,150	640	680	640
Warrants	358	358	358	358
	1,508	998	1,038	998

Note 9 — Income Taxes

The provision for income taxes was $761,000 for the six months ended March 31, 2012. The effective tax rate was approximately 40% of the income before income taxes of $1,885,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

Business Overview

Liberator Medical Supply, Inc. (“LMS”), a wholly-owned subsidiary of the Company, is a leading, federally licensed, national direct-to-consumer provider of quality medical supplies to Medicare-eligible seniors. An Exemplary Provider™ accredited by The Compliance Team, our Company’s unique combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator is recognized for offering a simple, reliable way to purchase medical supplies needed on a regular, ongoing, repeat-order basis, with the convenience of direct billing to Medicare and private insurance. Liberator’s revenue primarily comes from supplying urological, ostomy, and diabetic medical supplies and mastectomy fashions. Customers may purchase by phone, mail, or the Internet; repeat orders are confirmed with the customer and shipped when needed.

We market our products directly to consumers through our direct response advertising efforts. We target consumers with chronic conditions requiring a continuous supply of medical products that we can provide at attractive gross margins. We also generate new customers through referrals as a result of our regular communication with doctors’ offices, home health organizations, vendors, and existing customers. Since our inception, we have demonstrated our ability to attract and retain customers with our unique customer service that generates an annuity-like revenue stream that can last for periods of greater than ten years.

We receive initial contact from prospective customers in the form of leads. A certain number of leads are then qualified and become new customers. Our qualification efforts primarily involve verifying insurance eligibility, obtaining the required medical documentation from the customer’s physician, and explaining our billing and collection processes, if applicable. The majority of the new customers qualified from our process typically place their initial order within three to six months from the time of the customer’s initial contact with us. The following table shows our quarterly revenue streams, including new and recurring orders, for the six months ended March 31, 2011 and 2012, based on the fiscal year we received the initial order lead from these customers (dollars in thousands):

Quarterly Revenue Streams:

	For the six months ended March 31, 2011			For the six months ended March 31, 2012
Customer Order Leads Received	FY2011-Q1	FY2011-Q2	YTD FY2011	FY2012-Q1	FY2012-Q2	YTD FY2012
Pre-FY 2008	$775	$707	$1,482	$748	$598	$1,346
FY 2008	2,665	2,637	5,302	2,395	2,339	4,734
FY 2009	3,789	3,683	7,472	3,474	3,288	6,762
FY 2010	4,021	3,564	7,585	3,278	3,044	6,322
FY 2011	998	2,126	3,124	4,113	3,528	7,641
FY 2012	n/a	n/a	n/a	890	1,692	2,582
Total Revenues	12,248	12,717	24,965	14,898	14,489	29,387
Other Sales & Adjustments	(28)	(53)	(81)	(102)	181	79
Net Sales	$12,220	$12,664	$24,884	$14,796	$14,670	$29,466

We believe the recurring nature of our customer base helps provide a long-term stable cash flow. We also are able to adjust our advertising spend relatively quickly to respond to changing market conditions, favorable or unfavorable, which helps control our operating cash flows. As our customer base grows and revenues increase, we continue to focus on improving operational efficiencies to increase profitability.

Results of Operations

The following table summarizes the results of operations for the three and six months ended March 31, 2012 and 2011, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$14,670	100.0	$12,664	100.0	$29,466	100.0	$24,884	100.0
Cost of Sales	5,687	38.8	4,774	37.7	11,690	39.7	9,213	37.0
Gross Profit	8,983	61.2	7,890	62.3	17,776	60.3	15,671	63.0
Operating Expenses	7,845	53.5	7,221	57.0	15,859	53.8	13,946	56.1
Income from Operations	1,138	7.7	669	5.3	1,917	6.5	1,725	6.9
Other Income (Expense)	(20)	(0.1)	1	0.0	(32)	(.1)	(928)	(3.7)
Income before Income Taxes	1,118	7.6	670	5.3	1,885	6.4	797	3.2
Provision for Income Taxes	448	3.0	361	2.9	761	2.6	690	2.8
Net Income	$670	4.6	$309	2.4	$1,124	3.8	$107	0.4

Revenues

Sales for the three months ended March 31, 2012, increased by $2,006,000, or 15.8%, to $14,670,000, compared with sales of $12,664,000 for the three months ended March 31, 2011. Sales for the six months ended March 31, 2012, increased by $4,582,000, or 18.4%, to $29,466,000, compared with sales of $24,884,000 for the six months ended March 31, 2011. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to obtain new customers and our customer service to maximize the reorder rates for our recurring customer base.

Effective January 1, 2012, BCBS of Florida stopped accepting our out-of-state insurance claims filed for customers that reside outside the state of Florida. As a result of this change by BCBS of Florida, our recurring orders decreased by approximately $434,000 for the three and six months ended March 31, 2012. This reduction was partially offset by an increase in Medicare rates that became effective January 1, 2012, which resulted in approximately $254,000 of additional revenue during the three and six months ended March 31, 2012.

Our direct-response advertising expenditures for the six months ended March 31, 2012, were $5,558,000 compared with $8,954,000 for the six months ended March 31, 2011.

Gross Profit

Gross profit for the three months ended March 31, 2012, increased by $1,093,000, or 13.9%, to $8,983,000, compared with gross profit of $7,890,000 for the three months ended March 31, 2011. For the six months ended March 31, 2012, gross profit increased by $2,105,000, or 13.4%, to $17,776,000, compared with gross profit of $15,671,000. The increase was attributed to our increased sales volume for the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011.

As a percentage of sales, gross profit decreased by 1.1% and 2.7%, respectively, for the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011. An increase in our ostomy supply sales, which have lower gross margins than our other product lines as a percentage of sales, contributed to a decline of 2.7% and 2.8%, respectively, for the three and six months ended March 31, 2012. An increase in shipping costs contributed to a decrease of 0.1% and 0.7%, respectively, for the three and six months ended March 31, 2012. These decreases, as a percentage of sales, were partially offset by an increase in Medicare rates, described above, that became effective January 1, 2012.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three and six months ended March 31, 2012 and 2011, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$3,577	24.4	$2,930	23.1	$7,041	23.9	$5,771	23.2
Advertising	1,972	13.5	2,019	15.9	3,940	13.3	3,920	15.7
Bad debts	843	5.7	877	6.9	1,973	6.7	1,769	7.1
Depreciation and amortization	210	1.4	171	1.4	409	1.4	337	1.4
General and administrative	1,243	8.5	1,224	9.7	2,496	8.5	2,149	8.6

Total Operating Expenses	$7,845	53.5	$7,221	57.0	$15,859	53.8	$13,946	56.0

Payroll, taxes and benefits increased by $647,000, or 22.1%, to $3,577,000 for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Payroll, taxes and benefits increased by $1,270,000, or 22.0%, to $7,041,000 for the six months ended March 31, 2012, compared with the six months ended March 31, 2011. The increase was due to an increase in the number of employees to support our increased sales volume. As of March 31, 2012, we had 299 active employees, compared with 250 at March 31, 2011.

Advertising expenses decreased by $47,000, or 2.3%, to $1,972,000 for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. For the six months ended March 31, 2012, advertising expenses increased by $20,000, or 0.5%, to $3,940,000, compared with the six months ended March 31, 2011. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three and six months ended March 31, 2012 and 2011 (dollars in thousands):

	For the three months Ended March 31,		For the six months Ended March 31,
	2012	2011	2012	2011

Advertising Expenses:
Amortization of direct-response costs	$1,929	$1,990	$3,853	$3,835
Other advertising expenses	43	29	87	85
Total Advertising Expenses	$1,972	$2,019	$3,940	$3,920

The amortization of direct-response advertising costs is computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct-response advertising cost pool. We have persuasive evidence that demonstrates future benefits are realized from our direct-response advertising efforts beyond ten years. Since the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases, we estimate future benefits for each advertising cost pool for a period of no longer than four years at each reporting period, which creates a “rolling” type amortization period. Once a particular cost pool has been amortized to a level where the difference between amortizing the cost pool over a “rolling” four-year period and amortizing the cost pool on a “straight-line” basis over a period shorter than four years is de minimis, we amortize the costs over a fixed time period based on current and expected future revenues. As a result of this policy, our direct-response advertising costs are typically amortized over a period between four and six years.

As of March 31, 2012, we had $18,897,000 of deferred advertising costs that will be expensed over a period between four and six years based on probable future net revenues for each cost pool, updated at each reporting period and expected to result directly from such advertising.

Similar to past direct-response advertising efforts, when we decreased our advertising spend in the first two quarters of fiscal year 2012, our costs to acquire new customers decreased. As a result of our decreased costs to acquire new customers, our advertising expense, as a percentage of sales, decreased by 2.4% for the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011.

Bad debt expenses decreased by $34,000, or 3.9%, to $843,000 for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. For the six months ended March 31, 2012, bad debt expenses increased by $204,000, or 11.5%, compared with the six months ended March 31, 2011. The increase in bad debt expenses for the six months ended March 31, 2012, is due to our increased sales levels, partially offset by improvements in our collection efforts during the three months ended March 31, 2012.

Depreciation and amortization expenses increased by $39,000, or 22.8%, to $210,000 for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. For the six months ended March 31, 2012, depreciation expense increased by $72,000, or 21.4%. The increase in depreciation expense is primarily attributed to the purchase of additional computer equipment to support the additional staff added as a result of our sales growth. Purchases of property and equipment totaled $119,000 and $163,000 during the six months ended March 31, 2012 and 2011, respectively.

General and administrative expenses increased by $19,000, or 1.6%, to $1,243,000 for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. For the six months ended March 31, 2012, general and administrative costs increased by $347,000, or 16.2%, compared with the six months ended March 31, 2011. The increase is due to additional costs incurred for software, answering service expenses, selling expenses and postage to support the growth of our business. As a percentage of sales, general and administrative expenses have decreased by 1.2% and 0.1%, respectively, for the three and six months ended March 31, 2012, compared with the three and six months ended March 31, 2011.

Income from Operations

Income from operations for the three months ended March 31, 2012, increased by $469,000, or 70.1%, to $1,138,000, compared with the three months ended March 31, 2011. For the six months ended March 31, 2012, income from operations increased by $192,000, or 11.1%, to $1,917,000, compared with the six months ended March 31, 2011. The increase in operating income is primarily attributed to our increased sales volumes as well as a reduction as a percentage of sales in advertising, bad debt and general and administrative expenses, partially offset by reduced gross profit margins, as a result of our increased ostomy supply sales.

Other Income (Expense)

The following table shows a breakdown of other income (expense) for the three and six months ended March 31, 2012 and 2011 (dollars in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
Other Income (Expense):
Interest Expense	$(20)	$(1)	$(32)	$(32)
Change in fair value of derivative liabilities	—	—	—	(902)
Gain (Loss) on disposal of assets	—	—	—	2
Interest income	—	2	—	4
Total Other Income (Expense)	$(20)	$1	$(32)	$(928)

Other income (expense) for the six months ended March 31, 2012, was primarily interest expense related to our outstanding balance on our credit line facility.

Other income (expense) for the six months ended March 31, 2011, was predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for the six months ended March 31, 2011, totaled $923,000.

Interest expense increased by $19,000 for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. For the six months ended March 31, 2012, interest expense remained the same as six months ended March 31, 2011.

We were required to adjust the embedded derivative liabilities to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings. As of September 30, 2010, the fair value of the embedded derivative liability included in the October 2008 Convertible Note was $1,698,000. On October 15, 2010, the convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion, $902,000 was recorded as an additional non-cash charge to earnings for the six months ended March 31, 2011.

Income Taxes

The provision for income taxes was $761,000 for the six months ended March 31, 2012. The effective tax rate was approximately 40% of the income before income taxes of $1,885,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended March 31, 2012 and 2011 (dollars in thousands):

	For the Six Months Ended
	March 31,
	2012	2011
Cash Flows:
Net cash provided by (used in) operating activities	$845	$(2,069)
Net cash used in investing activities	(101)	(160)
Net cash provided by (used in) financing activities	1,007	(605)
Net increase (decrease) in cash	1,751	(2,834)
Cash at beginning of period	3,016	7,428

Cash at end of period	$4,767	$4,594

The Company had cash of $4,767,000 at March 31, 2012, compared with cash of $3,016,000 at September 30, 2011, an increase of $1,751,000. The increase in cash for the six months ended March 31, 2012, is primarily due to $845,000 of cash generated through our operating activities for the six months ended March 31, 2012, and $1,000,000 of borrowings from the credit line facility.

Operating Activities

During the six months ended March 31, 2012, cash provided by operations was $845,000, as a result of net income of $1,124,000 plus non-cash charges of $7,191, 000 less changes in operating assets and liabilities of $7,470,000. The non-cash charges consist primarily of $3,853,000 for amortization of deferred advertising costs, $1,973,000 for bad debt expenses, $743,000 for deferred income taxes, $409,000 for depreciation and amortization, $111,000 for inventory reserve, and $81,000 for equity-based compensation associated with employee and director stock options. The changes in operating assets and liabilities for the six months ended March 31, 2012, consist of $5,558,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $2,891,000 as a result of our increased sales, partially offset by an increase in accounts payable of $974,000 due to improved vendor payment terms for our higher volume items.

During the six months ended March 31, 2011, cash used in operations was $2,069,000, as a result of net income of $107,000 plus non-cash charges of $7,912, 000 less changes in operating assets and liabilities of $10,088,000. The non-cash charges consist primarily of $3,835,000 for amortization of deferred advertising costs, $1,769,000 for bad debt expense, $902,000 for the change in fair value of derivative liabilities, $690,000 for deferred income taxes, $337,000 for depreciation, $236,000 for equity-based compensation associated with employee and director stock options, and $96,000 for an increase in the reserve for contractual adjustments. The changes in operating assets and liabilities for the six months ended March 31, 2011, consist of $8,954,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $2,561,000 and inventory of $458,000 as a result of our increased sales, and a decrease of $308,000 for accrued expenses primarily related to the payment of management incentives in October 2010, partially offset by an increase in accounts payable of $2,409,000 due to increased purchases and improved vendor payment terms for our higher volume items.

Investing Activities

During the six months ended March 31, 2012 and March 31, 2011, we purchased $101,000 and $163,000, respectively, of property and equipment to support our continued growth.

Financing Activities

During the six months ended March 31, 2012, cash provided by financing activities was $1,007,000, which included proceeds of $1,000,000 from our credit line facility and $41,000 of proceeds from our employee stock purchase plan, partially offset by payments of $21,000 for costs associated with the renewal of our PNC Credit Line Facility (see Item 1. Financial Statements, Note 4) and payments of $13,000 towards capital lease obligations.

During the six months ended March 31, 2011, cash used in financing activities was $605,000, which included payments of $598,000 towards our debt obligations and payment of $51,000 for costs associated with a new PNC Credit Line Facility, partially offset by $44,000 of proceeds from our employee stock purchase plan.

Outlook

The second quarter of our fiscal year is typically a challenging quarter for us each year due to the annual renewal of our customers’ insurance coverage, primarily Medicare Part B coverage, and calendar year deductibles that must be met by the majority of our customers at the beginning of each calendar year. Compounding our challenges this year, effective January 1, 2012, BCBS of Florida stopped accepting our out-of-state insurance claims filed for our customers that reside outside of Florida. As a result of this change by BCBS of Florida, our recurring orders from our BCBS customers decreased by approximately $434,000 during the second quarter of this year. Late last year, we began reaching out to the BCBS plans outside of Florida. To date, we have contracted with an additional 18 BCBS plans. We are in the process of finalizing contracts with 2 additional BCBS plans, and plan to continue to expand into as many states as we can to increase our potential customer base.

During the second quarter of fiscal year 2012, we were able to generate $2.7 million of cash through operating activities, compared with $1.9 million of cash used for operating activities during the first quarter of fiscal year 2012. We were able to increase our cash during the quarter by submitting claims to our insurance carriers earlier than in previous quarters due to a more efficient claims process implemented over the last two quarters and increasing the balance of our accounts payable at quarter end. We expect to continue to manage our working capital requirements as needed in order to fund our direct response advertising efforts to facilitate future growth.

As of March 31, 2012, we had $4.8 million of cash and $4.4 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.

At March 31, 2012, our current assets of $18,723,000 exceeded our current liabilities of $7,152,000 by $11,571,000.

Our plan for the next twelve months includes the following:

•	Continue our advertising and marketing efforts;

•	Increase our customer base;

•	Continue to service our current customer base and increase the reorder rates;

•	Increase the number of contracted insurance plans to expand our “in network” provider list;

•	Continue fine tuning our processes and systems to improve efficiencies;

•	Explore new inventory and shipping systems to improve our inventory management process and optimize shipping alternatives;

•	Continue to invest in the expansion of our infrastructure; and

•	Continue to increase our accounts receivable collection efforts.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current Annual Report on Form 10-K for the year ended September 30, 2011, for a discussion of significant accounting policies, recent accounting pronouncements, and their effect, if any, on the Company.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Change in Internal Control over Financial Reporting

During the three months ended March 31, 2012, the Company implemented the following changes in internal controls over financial reporting:

•	Documentation of Accounting Review and Approval Processs: The Company completed two full quarters with the revised review and approval process without any identified failures in our internal controls related to the accounting review and approval process.

•	Inventory Controls: The Company adjusted the cost of goods sold journal entries to eliminate the unit of measure issues identified at the end of fiscal year 2011. The Company conducted physical inventory counts as of November 30, 2011 and March 31, 2012, and performed additional analytical and cut-off procedures during the six months ended March 31, 2012. We are in the process of evaluating new perpetual inventory systems and expect to implement a new inventory system during the remaining six months of fiscal year 2012. Until a new perpetual inventory system is implemented and the appropriate inventory controls are in place, the Company will continue to conduct quarterly physical inventories at quarter end and perform additional analytical and cut-off procedures to mitigate any material weaknesses associated with the lack of a perpetual inventory system.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	May 15, 2012
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	May 15, 2012
Robert J. Davis

