Form 10-Q
period 2012-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2012-08-14
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-05663

LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0267292 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2012
Common Stock, $.001	48,143,257

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2012 (unaudited) and September 30, 2011
(In thousands, except dollar per share amounts)

	June 30,	September 30,
	2012	2011
Assets
Current Assets:
Cash	$2,559	$3,016
Accounts receivable, net of allowances of $4,425 and $4,177, respectively	10,041	7,860
Inventory, net of allowance for obsolete inventory of $242 and $144, respectively	2,567	3,009
Deferred taxes, current portion	1,998	1,877
Prepaid and other current assets	674	333
Total Current Assets	17,839	16,095
Property and equipment, net of accumulated depreciation of $2,725 and $2,186, respectively	1,292	1,626
Deferred advertising	20,524	17,191
Intangible assets, net of accumulated amortization of $74 and $25, respectively	256	305
Other assets	95	163
Total Assets	$40,006	$35,380

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,988	$5,008
Accrued liabilities	1,420	1,119
Other current liabilities	70	103
Total Current Liabilities	6,478	6,230
Deferred tax liability	4,676	3,347
Credit line facility	2,500	1,500
Other long-term liabilities	101	48
Total Liabilities	13,755	11,125

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,232 and 48,135 shares issued, respectively; 48,143 and 48,046 shares outstanding at June 30, 2012, and September 30, 2011, respectively	48	48
Additional paid-in capital	34,700	34,504
Accumulated deficit	(8,447)	(10,247)
Treasury stock, at cost; 89 shares at June 30, 2012, and September 30, 2011	(50)	(50)
Total Stockholders’ Equity	26,251	24,255
Total Liabilities and Stockholders’ Equity	$40,006	$35,380

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2012 and 2011
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Sales	$14,961	$13,319	$44,427	$38,203

Cost of Sales	5,836	5,237	17,526	14,450

Gross Profit	9,125	8,082	26,901	23,753

Operating Expenses
Payroll, taxes and benefits	3,526	3,072	10,567	8,843
Advertising	1,956	2,132	5,896	6,052
Bad debts	1,028	1,098	3,001	2,867
Depreciation and amortization	206	191	615	528
General and administrative	1,242	1,205	3,738	3,354
Total Operating Expenses	7,958	7,698	23,817	21,644

Income from Operations	1,167	384	3,084	2,109

Other Income (Expense)
Interest expense	(21)	(3)	(53)	(35)
Change in fair value of derivative liabilities	—	—	—	(902)
Gain on sale of assets	—	—	—	2
Interest income	—	1	—	5
Total Other Income (Expense)	(21)	(2)	(53)	(930)

Income before Income Taxes	1,146	382	3,031	1,179

Provision for Income Taxes	470	292	1,231	982

Net Income	$676	$90	$1,800	$197

Basic earnings per share:
Weighted average shares outstanding	48,098	48,018	48,081	47,809
Earnings per share	$0.01	$0.00	$0.04	$0.00

Diluted earnings per share:
Weighted average shares outstanding	52,279	54,175	52,273	53,751
Earnings per share	$0.01	$0.00	$0.03	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended June 30, 2012
(Unaudited)
(in thousands)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2011	48,046	$48	$34,504	$(10,247)	$(50)	$24,255

Options issued to employees and directors	—	—	115	—	—	115
Common stock issued for employee stock purchase plan	97	—	81	—	—	81
Net income	—	—	—	1,800	—	1,800
Balance at June 30, 2012	48,143	$48	$34,700	$(8,477)	$(50)	$26,251

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2012 and 2011
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30,
	2012	2011
Cash flow from operating activities:
Net Income	$1,800	$197
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,386	6,458
Change in fair value of derivative liabilities	—	902
Equity based compensation	115	328
Provision for doubtful accounts and contractual adjustments	3,039	3,059
Non-cash interest related to convertible notes payable	—	21
Deferred income taxes	1,208	982
Reserve for inventory obsolescence	98	28
Gain on sale of assets	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(5,220)	(4,326)
Deferred advertising	(9,104)	(12,765)
Inventory	344	(622)
Other assets	(252)	(36)
Accounts payable	(20)	1,667
Accrued liabilities	326	60
Other liabilities	(78)	(58)
Net Cash Flow Used in Operating Activities	(1,358)	(4,107)

Cash flow from investing activities:
Purchase of property and equipment	(112)	(306)
Acquisition of SGV Medical Supplies (see Note 3)	—	(466)
Proceeds from the sale of assets	—	3
Net Cash Flow Used in Investing Activities	(112)	(769)

Cash flow from financing activities:
Proceeds from employee stock purchase plan	56	64
Proceeds from credit line facility	1,000	500
Costs associated with credit line facility	(21)	(51)
Payments of debt and capital lease obligations	(22)	(613)
Net Cash Flow Provided by (Used in) Financing Activities	1,013	(100)

Net decrease in cash	(457)	(4,976)

Cash at beginning of period	3,016	7,428
Cash at end of period	$2,559	$2,452

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$51
Cash paid for income taxes	$—	$5

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowing	$120	$—
Common stock issued for conversion of debt	$—	$5,100

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Unaudited Condensed Consolidated Financial Statements

June 30, 2012

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, that was filed with the SEC on December 29, 2011. The results of operations for the nine months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

 Note 3 — Acquisition

On May 13, 2011, the Company entered into an Asset Purchase Agreement with Kruin Medical Products, Inc., a California corporation, which had been doing business as SGV Medical Supplies ("SGV"), and its sole shareholder. Under the Asset Purchase Agreement, the Company purchased SGV's customer list, inventory, and website (the "Purchased Assets") used in its ostomy supply business. The purchase price for the Purchased Assets was $466,000.

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

The following table summarizes the allocation of the purchase price consideration paid to the fair value of the assets acquired as of the date of the acquisition (in thousands):

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

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2012, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of June 30, 2012, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. As of June 30, 2012, the availability under the PNC Credit Line Facility was $4,706,000 with an outstanding balance of $2,500,000. The outstanding balance has been classified as non-current since the due date under the credit line facility is February 2014, and a borrowing base in excess of amounts outstanding as of June 30, 2012, will be maintained as a result of expected collateral levels. The interest rate as of June 30, 2012, for the outstanding balance was 3.00%. For the nine months ended June 30, 2012 and 2011, the Company incurred $50,000 and $1,000, respectively, in interest expense related to the PNC Credit Line Facility.

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

The warrant had a term of 3 years and was exercisable for up to 1,166,667 shares of our common stock at an exercise price $1.25 per share. The warrant expired in October 2011.

On October 15, 2010, the $2,500,000 note was converted into 3,333,333 shares of the Company’s common stock at a conversion price of $0.75 per share.

Interest expense related to the October 2008 convertible note was $0 and $24,000 for the nine months ended June 30, 2012 and 2011, respectively.

Note 6 — Derivative Liabilities

The October 2008 convertible note, discussed above in Note 5, contained an embedded adjustment feature whereby the conversion price could have been adjusted if the Company had issued additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. The embedded adjustment feature was not indexed to the Company’s own stock and, therefore, was an embedded derivative financial liability (the “Embedded Derivative”) that required bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of retained earnings on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivative to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

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

Note 7 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the nine months ended June 30, 2012, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2011	6,965,667	$1.12
Issued	—	—
Exercised	—	—
Expired	(1,433,334)	1.25
Balance at June 30, 2012	5,532,333	$1.09

Options

In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of June 30, 2012, a total of 3,921,009 options were outstanding.

Employee & Director Stock Options

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2011, was $0.40. There were no options granted during the nine months ended June 30, 2012. There were no options exercised during the nine months ended June 30, 2012 and 2011. The fair values of stock-based awards granted during the nine months ended June 30, 2011, were calculated with the following weighted-average assumptions:

2011
Risk-free interest rate:	1.05%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	48.91%

For the nine months ended June 30, 2012 and 2011, the Company recorded $92,000 and $305,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of June 30, 2012, there is $4,000 in total unrecognized compensation expense related to non-vested employee and director stock options granted under the 2007 Stock Plan, which is expected to be recognized over 0.3 years.

Stock option activity for the nine months ended June 30, 2012, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at October 1, 2011	2,085,000	$0.99	2.75	$141,750
Granted	—	—
Expired or forfeited	(50,000)	2.18

Options outstanding at June 30, 2012	2,035,000	$0.97	1.99	$221,400

Options exercisable at June 30, 2012	1,912,500	$0.95	1.90	$221,400
Options vested or expected to vest at June 30, 2012	2,035,000	$0.97	1.99	$221,400

2009 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) provides a means by which employees of the Company are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the ESPP is 500,000 shares of the Company’s common stock, subject to changes authorized by the Board of Directors of the Company. Shares are offered through consecutive offering periods with durations of approximately six (6) months, commencing on the first trading day on or after June 1 and November 30 of each year and terminating on the last trading day before the commencement of the next offering period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The ESPP allows employees to designate up to 15% of their cash compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the exercise date, which is the last trading day of the offering period. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s common stock are not eligible to participate in the ESPP.

As of June 30, 2012, 371,188 shares of the Company’s common stock have been purchased through the ESPP, using $293,000 of proceeds received from employee payroll deductions. For the nine months ended June 30, 2012 and 2011, the Company received $56,000 and $64,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the nine months ended June 30, 2012 and 2011, the Company recognized $23,000 and $23,000, respectively, of compensation expense related to the ESPP.

Note 8 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Numerator:
Net income — basic & diluted	$676	$90	$1,800	$197

Denominator:
Weighted average shares outstanding — basic	48,098	48,018	48,081	47,809
Effect of dilutive securities:
Stock options and warrants	4,181	6,157	4,192	5,942
Weighted average shares outstanding — diluted	52,279	54,175	52,273	53,751

Earnings per share — basic	$0.01	$0.00	$0.04	$0.00
Earnings per share — diluted	$0.01	$0.00	$0.03	$0.00

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or nine months ended June 30, 2012 and 2011 (in thousands):

	For the three and nine months
	ended June 30,
	2012	2011
Stock options	1,150	640
Warrants	5,532	358
Totals	6,682	998

Note 9 — Income Taxes

The provision for income taxes was $1,231,000 for the nine months ended June 30, 2012. The effective tax rate was approximately 41% of the income before income taxes of $3,031,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company included in our Annual Report on Forms 10-K for the year ended September 30, 2011, and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

We receive initial contact from prospective customers in the form of leads. A certain number of leads are then qualified and become new customers. Our qualification efforts primarily involve verifying insurance eligibility, obtaining the required medical documentation from the customer’s physician, and explaining our billing and collection processes, if applicable. The majority of the new customers qualified from our process typically place their initial order within three to six months from the time of the customer’s initial contact with us. The following table shows our revenue streams, including new and recurring orders, for the three and nine months ended June 30, 2012 and 2011, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

Customer leads	For the three months ended June 30,		For the nine months ended June 30,
received during	2012	2011	2012	2011

Pre-FY 2008	$635	$701	$1,981	$2,183
FY 2008	2,246	2,474	6,980	7,776
FY 2009	3,219	3,483	9,981	10,955
FY 2010	3,046	3,390	9,368	10,975
FY 2011	3,368	3,329	11,009	6,453
FY 2012	2,622	n/a	5,204	n/a

Total Revenues*	15,136	13,377	44,523	38,342
Other Sales & Adjustments	(175)	(58)	(96)	(139)

Net Sales	$14,961	$13,319	$44,427	$38,203

* Revenues include orders from new and recurring customers. Revenue from new customers will impact comparisons between the three and nine-month periods for fiscal year 2012 and the corresponding periods from fiscal year 2011, especially revenue from new customers acquired during the latter portion of the fiscal years.

We believe the recurring nature of our customer base helps provide a long-term stable cash flow. We are able to adjust our advertising spend relatively quickly to respond to changing market conditions, favorable or unfavorable, which helps control our operating cash flows. As our customer base grows and revenues increase, we continue to focus on improving operational efficiencies to increase profitability.

Results of Operations

The following table summarizes the results of operations for the three and nine months ended June 30, 2012 and 2011, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$14,961	100.0	$13,319	100.0	$44,427	100.0	$38,203	100.0
Cost of Sales	5,836	39.0	5,237	39.3	17,526	39.4	14,450	37.8
Gross Profit	9,125	61.0	8,082	60.7	26,901	60.6	23,753	62.2
Operating Expenses	7,958	53.2	7,698	57.8	23,817	53.6	21,644	56.7
Income from Operations	1,167	7.8	384	2.9	3,084	7.0	2,109	5.5
Other Expense	(21)	(0.1)	(2)	0.0	(53)	(0.1)	(930)	(2.4)
Income before Income Taxes	1,146	7.7	382	2.9	3,031	6.9	1,179	3.1
Provision for Income Taxes	470	3.1	292	2.2	1,231	2.8	982	2.6
Net Income	$676	4.5	$90	0.7	$1,800	4.1	$197	0.5

Revenues

Sales for the three months ended June 30, 2012, increased by $1,642,000, or 12.3%, to $14,961,000, compared with sales of $13,319,000 for the three months ended June 30, 2011. Sales for the nine months ended June 30, 2012, increased by $6,224,000, or 16.3%, to $44,427,000, compared with sales of $38,203,000 for the nine months ended June 30, 2011. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to obtain new customers and our customer service to maximize the reorder rates for our recurring customer base.

Our direct-response advertising expenditures for the nine months ended June 30, 2012, were $9,104,000 compared with $12,765,000 for the nine months ended June 30, 2011.

Gross Profit

Gross profit for the three months ended June 30, 2012, increased by $1,043,000, or 12.9%, to $9,125,000, compared with gross profit of $8,082,000 for the three months ended June 30, 2011. For the nine months ended June 30, 2012, gross profit increased by $3,148,000, or 13.3%, to $26,901,000, compared with gross profit of $23,753,000 for the nine months ended June 30, 2011. The increase was attributed to our increased sales volume for the three and nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011.

As a percentage of sales, gross profit increased by 0.3% for the three months ended June 30, 2012, and decreased by 1.6% for the nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011. The decrease of 1.6% for the nine months ended June 30, 2012, was due to an increase in our ostomy supply sales, which have lower gross margins than our other product lines, as a percentage of our total product mix compared with the nine months ended June 30, 2011.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three and nine months ended June 30, 2012 and 2011, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$3,526	23.5	$3,072	23.1	$10,567	23.8	$8,843	23.1
Advertising	1,956	13.1	2,132	16.0	5,896	13.2	6,052	15.9
Bad debts	1,028	6.9	1,098	8.3	3,001	6.8	2,867	7.5
Depreciation and amortization	206	1.4	191	1.4	615	1.4	528	1.4
General and administrative	1,242	8.3	1,205	9.0	3,738	8.4	3,354	8.8

Total Operating Expenses	$7,958	53.2	$7,698	57.8	$23,817	53.6	$21,644	56.7

Payroll, taxes and benefits increased by $454,000, or 14.8%, to $3,526,000 for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Payroll, taxes and benefits increased by $1,724,000, or 19.5%, to $10,567,000 for the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011. The increase was due to an increase in the number of employees to support our increased sales volume. As of June 30, 2012, we had 313 active employees, compared with 277 at June 30, 2011.

Advertising expenses decreased by $176,000, or 8.3%, to $1,956,000 for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. For the nine months ended June 30, 2012, advertising expenses decreased by $156,000, or 2.6%, to $5,896,000, compared with the nine months ended June 30, 2011.

The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three and nine months ended June 30, 2012 and 2011 (dollars in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011

Advertising Expenses:
Amortization of direct-response costs	$1,918	$2,095	$5,770	$5,929
Other advertising expenses	38	37	126	123
Total Advertising Expenses	$1,956	$2,132	$5,896	$6,052

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

As of June 30, 2012, we had $20,524,000 of deferred advertising costs that will be expensed over a period between four and six years based on probable future net revenues for each cost pool, updated at each reporting period and expected to result directly from such advertising.

Similar to past direct-response advertising efforts, when we decreased our advertising spend during the first three quarters of fiscal year 2012 our costs to acquire new customers decreased, compared with the first three quarters of fiscal year 2011. As a result of our decreased costs to acquire new customers, our advertising expense, as a percentage of sales, decreased by 2.9% and 2.7%, respectively, for the three and nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011.

Bad debt expenses decreased by $70,000, or 6.4%, to $1,028,000 for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. For the nine months ended June 30, 2012, bad debt expenses increased by $134,000, or 4.7%, compared with the nine months ended June 30, 2011. As a percentage of sales, bad debt expense decreased by 1.3% and 0.7%, respectively, for the three and nine months ended June 30, 2012, as a result of improvements in our billing and collection efforts.

Depreciation and amortization expenses increased by $15,000, or 7.9%, to $206,000 for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. For the nine months ended June 30, 2012, depreciation expense increased by $87,000, or 16.5%. The increase in depreciation expense is primarily attributed to the purchase of additional computer equipment to support the additional staff added as a result of our sales growth. Purchases of property and equipment totaled $232,000 and $306,000 during the nine months ended June 30, 2012 and 2011, respectively.

General and administrative expenses increased by $37,000, or 3.1%, to $1,242,000 for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. For the nine months ended June 30, 2012, general and administrative costs increased by $384,000, or 11.5%, compared with the nine months ended June 30, 2011. The increase is due to additional costs incurred for software, answering service expenses, selling expenses and postage to support the growth of our business. As a percentage of sales, general and administrative expenses have decreased by 0.7% and 0.4%, respectively, for the three and nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011.

Income from Operations

Income from operations for the three months ended June 30, 2012, increased by $783,000, or 203.9%, to $1,167,000, compared with the three months ended June 30, 2011. For the nine months ended June 30, 2012, income from operations increased by $975,000, or 46.2%, to $3,084,000, compared with the nine months ended June 30, 2011. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes as well as a reduction as a percentage of sales in advertising, bad debt and general and administrative expenses, partially offset by an increase in payroll expenses.

Other Income (Expense)

The following table shows a breakdown of other income (expense) for the three and nine months ended June 30, 2012 and 2011 (dollars in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Other Income (Expense):
Interest Expense	$(21)	$(3)	$(53)	$(35)
Change in fair value of derivative liabilities	—	—	—	(902)
Gain on disposal of assets	—	—	—	2
Interest income	—	1	—	5
Total Other Income (Expense)	$(21)	$(2)	$(53)	$(930)

Other income (expense) for the three and nine months ended June 30, 2012, was interest expense related to our outstanding balance on our credit line facility.

Other income (expense) for the nine months ended June 30, 2011, was predominantly non-cash charges associated with the amortization of discounts on our convertible debt, recorded as interest expense, and non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for the nine months ended June 30, 2011, totaled $923,000.

Interest expense increased by $18,000 for the three months and nine months ended June 30, 2012, compared with the three and nine months ended June 30, 2011, respectively.

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

 Income Taxes

The provision for income taxes was $1,231,000 for the nine months ended June 30, 2012. The effective tax rate was approximately 41% of the income before income taxes of $3,031,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

 Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended June 30, 2012 and 2011 (dollars in thousands):

	For the Nine Months Ended
	June 30,
	2012	2011
Cash Flows:
Net cash used in operating activities	$(1,358)	$(4,107)
Net cash used in investing activities	(112)	(769)
Net cash provided by (used in) financing activities	1,013	(100)
Net increase (decrease) in cash	(457)	(4,976)
Cash at beginning of period	3,016	7,428
Cash at end of period	$2,559	$2,452

The Company had cash of $2,559,000 at June 30, 2012, compared with cash of $3,016,000 at September 30, 2011, a decrease of $457,000. The decrease in cash for the nine months ended June 30, 2012, is primarily due to $1,358,000 of cash used in our operating activities for the nine months ended June 30, 2012 partially offset by $1,000,000 of borrowings from the credit line facility.

During the three months ended June 30, 2012, we saw a significant increase in the number of Medicare pre-payment audits for claims that were submitted to one of the four Medicare regions. The results of these audits have not generated a significant number of denials or adjustments, and we expect to receive payment for these claims from Medicare. However, we have experienced a delay of up to 45 to 90 days in receiving payments for these claims, resulting in an increase of our accounts receivable and a decrease in our cash of approximately $1.0 million during the three months ended June 30, 2012.

Operating Activities

During the nine months ended June 30, 2012, cash used by operations was $1,358,000, as a result of net income of $1,800,000 plus non-cash charges of $10,846,000 less changes in operating assets and liabilities of $14,004,000. The non-cash charges consist primarily of $5,770,000 for amortization of deferred advertising costs, $3,001,000 for bad debt expenses $1,208,000 for deferred income taxes, $616,000 for depreciation and amortization, $98,000 for inventory reserve, and $115,000 for equity-based compensation associated with employee and director stock options. The changes in operating assets and liabilities for the nine months ended June 30, 2012, consist of $9,104,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $5,220,000 as a result of our increased sales, partially offset by decreases in inventory and accrued expenses of $344,000 and $326,000, respectively.

During the nine months ended June 30, 2011, cash used in operations was $4,107,000, as a result of net income of $197,000 plus non-cash charges of $11,776, 000 less changes in operating assets and liabilities of $16,080,000. The non-cash charges consist primarily of $5,929,000 for amortization of deferred advertising costs, $2,867,000 for bad debt expense, $902,000 for the change in fair value of derivative liabilities, $982,000 for deferred income taxes, $529,000 for depreciation, $328,000 for equity-based compensation associated with employee and director stock options, and $192,000 for an increase in the reserve for contractual adjustments. The changes in operating assets and liabilities for the nine months ended June 30, 2011, consist of $12,765,000 of deferred advertising expenditures related to our direct response advertising efforts, increases for accounts receivable of $4,326,000 and inventory of $622,000 as a result of our increased sales, partially offset by an increase in accounts payable of $1,667,000 due to increased purchases and improved vendor payment terms for our higher volume items.

Investing Activities

During the nine months ended June 30, 2012 and June 30, 2011, we purchased $112,000 and $306,000, respectively, of property and equipment to support our continued growth. In addition, during the nine months ended June 30, 2011, we used $466,000 of cash for the acquisition of SGV Medical Supplies.

Financing Activities

During the nine months ended June 30, 2012, cash provided by financing activities was $1,013,000, which included proceeds of $1,000,000 from our credit line facility and $56,000 of proceeds from our employee stock purchase plan, partially offset by payments of $22,000 towards capital lease obligations and $21,000 for costs associated with the renewal of our PNC Credit Line Facility.

During the nine months ended June 30, 2011, cash used in financing activities was $100,000, which included payments of $613,000 towards our debt obligations and payment of $51,000 for costs associated with the PNC Credit Line Facility, partially offset by $500,000 of proceeds from our credit line facility and $64,000 of proceeds from our employee stock purchase plan.

Outlook

As of June 30, 2012, we had $2.6 million of cash and $4.7 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.

At June 30, 2012, our current assets of $17,839,000 exceeded our current liabilities of $6,478,000 by $11,361,000.

Our plan for the next twelve months includes the following:

•	Continue our advertising and marketing efforts;

•	Increase our customer base;

•	Continue to service our current customer base and increase the reorder rates;

•	Increase the number of contracted insurance plans to expand our “in network” provider list;

•	Continue fine-tuning our processes and systems to improve efficiencies;

•	Explore new inventory systems to improve our inventory management processes;

•	Continue to invest in the expansion of our infrastructure; and

•	Continue to increase our accounts receivable collection efforts.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	August 14, 2012
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	August 14, 2012
Robert J. Davis

