Form 10-Q/A
period 2012-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2012-09-07
CIK 17485

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

EXPLANATORY NOTE

Liberator Medical Holdings, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

Exhibit 101 — Interactive Data Files

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	September 7, 2012
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	September 7, 2012
Robert J. Davis