Form 10-K
period 2012-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2012-12-20
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on March 30, 2012, was approximately $18,388,692.

The number of shares outstanding of the issuer’s Common Stock as of November 30, 2012, was 48,143,257.

LIBERATOR MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

Item 1. Business	3

Item 1A. Risk Factors	6

Item 1B. Unresolved Staff Comments	8

Item 2. Properties	8

Item 3. Legal Proceedings	9

Item 4. Mine Safety Disclosures	9

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6. Selected Financial Data	11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	21

Item 8. Financial Statements and Supplementary Data	21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 9A. Controls and Procedures	22

Item 9B. Other Information	23

PART III

Item 10. Directors, Executive Officers and Corporate Governance	24

Item 11. Executive Compensation	26

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30

Item 13. Certain Relationships and Related Transactions, and Director Independence	32

Item 14. Principal Accountant Fees and Services	33

PART IV

Item 15. Exhibits and Financial Statement Schedules	34

Signatures	35

EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FORWARD-LOOKING STATEMENTS

Some of the information contained in this Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include current expectations of future events based on certain assumptions and statements that do not directly relate to any historical or current fact. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, on the Company’s website, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. The Company’s forward-looking statements are based on management’s current expectation and assumption regarding the Company’s business and performance, the economy, and other future conditions and forecasts of future events, circumstances and results. As with any projection statement or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set out under “Risk Factors,” below, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

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

We are a leading national direct-to-consumer provider of quality medical supplies, primarily to Medicare-eligible seniors. Liberator Medical, a wholly-owned subsidiary of the Company, is a federally licensed, direct-to-consumer, provider of Medicare Part B Benefits. Accredited by The Joint Commission, our Company’s unique combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator Medical is recognized for offering a simple, reliable way to purchase medical supplies needed on a recurring basis, with the convenience of direct billing to Medicare and private insurance. Our employees communicate directly with our patients and their physicians regarding patients’ prescriptions and supply requirements on a regular basis. We bill Medicare and third-party insurers on behalf of our patients. Liberator Medical markets products directly to consumers, primarily through targeted media, direct-response television, Internet, and print advertising throughout the United States. Customer service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients.

Market

The U.S. domestic healthcare spending is expected to increase by approximately $2.1 trillion from $2.7 trillion in 2011 to $4.8 trillion in 2021, according to the Centers for Medicare and Medicaid Services (“CMS”).

The Company targets Medicare-eligible seniors with chronic illness. As the baby boomer population ages, CMS estimates that the number of Americans over the age of 65 will increase from an estimated 42.1 million in 2012 to 55.9 million in 2021. According to research by the Robert Wood Johnson Foundation, over 90% of Americans over the age of 65 have at least one chronic condition, and over 70% of this population has multiple chronic conditions.

We are a quasi-medical distributor providing home health care services. According to HME News, the home health care market is a highly fragmented industry of over 100,000 companies, with about 60 companies having annual sales in excess of $10 million. The products that we distribute are classified as Durable Medical Equipment (“DME”). CMS estimates that the national expenditures within the DME market will increase by over $30 billion from $39.7 billion in 2011 to $70.7 billion in 2021. The number of DME companies with Medicare billings less than $300,000 has been declining, or consolidating, over the last few years according to HME News, primarily as a result of increased Medicare accreditation and bonding requirements implemented in 2009. We have been able to attract new customers, looking for new suppliers, as a result of consolidation within the DME market over the last few years.

Liberator’s revenue comes from supplying products to meet the rapidly growing requirements of general medical supplies, primarily urological catheters, ostomy supplies, mastectomy fashions, and diabetic supplies. Customers may purchase by phone, mail, or Internet, with repeat orders confirmed with the customer and shipped when needed.

Urological Catheters

The majority of our revenue is generated from urological catheters, primarily intermittent catheters. Our sales growth was accelerated in April 2008, when the Medicare reimbursement rate for intermittent catheters was increased from four catheters per month to two hundred catheters per month.

An aging population, an under-penetrated population base, and a rising incidence of various urological problems (i.e. neurogenic bladder), will drive continued growth in the U.S. urological catheter market, according to The Global Industry Analysts Inc. (the "GIA") report released in August 2011. The advent of advanced catheters aimed at minimizing invasiveness and lowering infection risk and other complications, as well as the adoption of favorable reimbursement policies, are also expected to fuel market growth in the U.S.

According to data released by CMS for Medicare claims paid in 2011, Liberator Medical is the leading supplier of urological intermittent catheters for Medicare patients, exceeding the second leading supplier by 59%.

Competition consists primarily from 180 Medical, Inc., MP Total Care Medical, Inc., UroMed, Inc., and many independent dealers and retail stores.

Ostomy Supplies

According to a GIA report released in October 2011, the ostomy supply market in the U.S. was approximately $380 million in 2009 and expected to grow 3.8% each year to over $500 million in 2017. The aging population in the U.S. and the rising incidence of diseases such as colorectal cancer, inflammatory bowel diseases, and bladder cancer, among others, has increased the demand for ostomy supplies. The United Ostomy Association estimates that over 500,000 Americans have some type of stoma due to a colostomy, ileostomy, and/or urostomy.

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

According to data released by CMS for Medicare claims paid in 2011, Liberator Medical is the leading supplier of mastectomy fashions for Medicare patients by more than double the payments received by the second leading supplier. The overall market size has stabilized as the number of mastectomies performed each year has declined in recent years due to the advancement of breast-conserving surgeries and breast cancer treatments.

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

Diabetic Supplies

Diabetic supplies are a small portion of our total revenue. In 2008, we elected not to participate in the Medicare competitive bidding process that was implemented in certain U.S. metropolitan areas in 2009 due to the low reimbursement rates provided under the program for diabetic supplies. If customers have insurance other than Medicare, or have Medicare but reside in an area not covered by the competitive bid process, we will provide supplies for these customers and accept assignment of insurance.

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

Suppliers

The Company distributes products from over 200 manufacturers, including all of the largest U.S. suppliers. As the Company’s sales volumes have increased, we have been able to develop partnerships with the larger manufacturers, enabling the Company to obtain preferred pricing and maintain a readily available supply of products for our customers’ medical necessities.

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

Employees

As of September 30, 2012, we had 326 employees. None of our employees are members of any union or covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

Item 1A. Risk Factors

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

Risks Relating to Our Business

•	The Company has aggressive marketing plans that require the Company to spend a substantial amount of its cash. The Company may need additional capital to continue its business plan. In addition, the Company may not accurately predict the amount of capital necessary to fund its existing and future operations, which requirement may exceed the Company’s estimates. The inability to secure additional financing may adversely affect the Company’s ability to grow.

•	Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration (“FDA”). These agencies conduct audits and periodic investigations of most companies billing Medicare. Negative findings or results of audits are subject to appeals and judicial review and are often overturned at various levels. There is always the possibility that the Company could be the subject of any audit or investigation as it performs a substantial amount of Medicare billing each year. Medicare audits or investigations could possibly lead to recoupment of monies paid to the Company, fines, off-sets on future payments and even loss of Medicare billing privileges. Since its inception, the Company has had no fines or penalties but the Company has been audited by all four regional Medicare carriers and from time-to-time been asked to repay amounts on claims previously paid for various reasons such as billing errors, lack of medical records in physician offices, insufficient patient diagnoses, patients having similar equipment, patients not seen by physician recently enough, and lack of adequate medical necessity, which is common to all Medicare providers. Although the Company has set aside reserves for contractual adjustments, demands for repayment could exceed Company reserves and the Company could be unable to pay them, which would adversely affect the Company.

•	A significant portion of the Company’s revenues is generated from the sale of urological supplies. As a result, changes in the external environment, including regulatory changes, could be detrimental, depending on market conditions.

•	We believe that we are able to control our level of expansion as well as the costs associated with our growth plans. However, (i) any expansion will create significant demands on our administrative, operational and financial personnel and other resources; (ii) additional expansion in existing or new markets could strain these resources and increase our need for capital; and (iii) our personnel, systems, procedures, controls and existing space may not be adequate to support substantial expansion.

•	Our ability to operate at a profit is highly dependent on recurring orders from customers, as to which there is no assurance. We generally incur losses and negative cash flow with respect to the first order from a new customer for chronic care products, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these product lines depends, in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

•	We could be liable for harm caused by products that we sell. The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. While management believes that our insurance provides adequate coverage, no assurance can be made that adequate coverage will exist for these claims.

•	We could lose customers and revenues to new or existing competitors who have greater financial or operating resources.

•	Competition from our competitors is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known brand names and substantial resources. These companies may develop products and services that are more effective or cost efficient. They may also promote and market these products more successfully than we promote and market our products.

•	Many of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.

•	Our future results may vary significantly depending on a number of factors, including:

—	changes in reimbursement guidelines and amounts;

—	changes in regulations affecting the healthcare industry;

—	changes in the mix or cost of our products;

—	the timing of customer orders;

—	the timing, cost, and levels of our advertising spend; and

—	the timing of the introduction or acceptance of new products and services offered by us or our competitors.

•	We regularly review potential acquisitions of businesses and products. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:

—	diversion of the attention of senior management from important business matters;

—	difficulty in retaining key personnel of an acquired business;

—	failure to assimilate operations of an acquired business;

—	failure to retain the customers of an acquired business;

—	possible operating losses and expenses of an acquired business;

—	exposure to legal claims for activities of an acquired business prior to acquisition; and

—	incurrence of debt and related interest expense.

•	The success of the Company will largely be dependent on Mark Libratore, the Company’s founder and our President and Chief Executive Officer, who is responsible for the day-to-day management of the business. Loss of Mr. Libratore’s services, either through retirement, incapacity or death, may have a material adverse effect on the Company. The Company has $4,000,000 of key man insurance on Mr. Libratore’s life, with the Company as the beneficiary of $3,000,000 and his wife the beneficiary of $1,000,000.

•	As of November 30, 2012, Mark Libratore, our President and Chief Executive Officer, held 15,699,858 shares of common stock, or 32.6% of our outstanding common stock, excluding his options to purchase up to 4,186,009 shares of our common stock. As a result, Mr. Libratore has the ability to exercise substantial control over all corporate actions requiring shareholder approval, including the following actions:

—	the election of directors;

—	the adoption of stock option plans;

—	the amendment of charter documents; and

—	the approval of certain mergers and other significant corporate transactions, including the sale of the Company.

Risks Relating to Ownership of Our Common Stock

•	Even though we expect our common stock to continue to be quoted on the OTC Bulletin Board, we cannot predict the changes in the trading market for our common stock, including changes in liquidity. Because only a small percentage of our outstanding shares is freely traded in the public market, the price of our shares could be volatile and liquidation of an investor’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a longer period of time.

•	We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

•	Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.

•	Our bylaws contain provisions which could make it more difficult for a third party to acquire us without the consent of our board of directors. Our bylaws impose restrictions on the persons who may call special shareholder meetings. Furthermore, the Nevada Revised Statutes contain an affiliated transaction provision that prohibits a publicly-held Nevada corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an “interested stockholder” unless, among others, (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder or (ii) the transaction is approved by the holders of a majority of the corporation’s voting shares other than those owned by the interested shareholder. An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation’s outstanding voting shares. This provision may have the effect of delaying or preventing a change of control of our Company even if this change of control would benefit our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases four facilities in Stuart, Florida. As of September 30, 2012, the Company operates from three of the four facilities. In July 2012, the Company entered into a lease for the fourth facility and expects to begin operations in this facility after renovations are completed in December 2012.

The following table summarizes our leased properties as of September 30, 2012:

	Square Feet	Lease Expires	Current Use
1.	39,740	July 2014	Corporate headquarters, administrative offices, warehouse and shipping
2.	24,000	September 2014	Call center and administrative offices
3.	6,900	December 2013	Records storage
4.	6,400	July 2016	Administrative offices (Intended Use)

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the OTC Bulletin Board, or OTCBB, under the symbol “LBMH.OB.” The following table reflects the range of the high and low sales prices per share of the Company’s common stock for each quarterly period within fiscal years 2012 and 2011:

	Stock Price
	High	Low
Quarter Ended:
December 31, 2010	$1.53	$1.06
March 31, 2011	$1.50	$1.15
June 30, 2011	$1.55	$1.25
September 30, 2011	$1.49	$0.75
December 31, 2011	$1.19	$0.76
March 31, 2012	$1.15	$0.86
June 30, 2012	$1.04	$0.89
September 30, 2012	$.97	$.68

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

As of November 30, 2012, the Company had approximately 1,369 shareholders of record of the Company’s common stock. However, a significant number of shares of the Company’s common stock are held in “street name” by brokers on behalf of shareholders and are therefore held by many beneficial owners.

As of September 30, 2012, there were 48,232,857 shares of the Company’s common stock issued and 48,143,257 shares outstanding. Of those shares, 33,042,804 shares were “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended.

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

The Company has not declared any cash dividends on its common stock since inception. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements.

Stock Repurchase Program

There were no shares of our common stock repurchased during the three months ended September 30, 2012.

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

Company Overview

Liberator Medical Supply, Inc. (“Liberator Medical”), a wholly-owned subsidiary of the Company, is a leading, federally licensed, national direct-to-consumer provider of quality medical supplies to Medicare-eligible seniors. Accredited by The Joint Commission, our Company’s unique combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator is recognized for offering a simple, reliable way to purchase medical supplies needed on a regular, ongoing, recurring basis, with the convenience of direct billing to Medicare and private insurance. Liberator’s revenue primarily comes from supplying urological, ostomy, and diabetic medical supplies and mastectomy fashions. Customers may purchase by phone, mail, or the Internet; repeat orders are confirmed with the customer and shipped when needed.

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

We receive initial contact from prospective customers in the form of leads. A certain number of leads are then qualified and become new customers. Our qualification efforts primarily involve verifying insurance eligibility, obtaining the required medical documentation from the customer’s physician, and explaining our billing and collection processes, if applicable. The majority of the new customers qualified from our process typically place their initial order with us within three to six months from the time we receive initial contact from the customer. Since our inception, we have demonstrated our ability to attract and retain customers with our unique customer service that generates an annuity-like revenue stream that can last for periods of greater than ten years.

The following table shows our revenue streams, including new and recurring orders, for the twelve months ended September 30, 2012 and 2011, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer	For the twelve months ended September 30,
leads received during:	2012	2011
Pre-FY 2008	$2,626	$2,857
FY 2008	9,294	10,302
FY 2009	13,320	14,489
FY 2010	12,446	14,385
FY 2011	14,314	10,791
FY 2012	9,092	n/a
Total Revenues *	61,092	52,824
Other Sales and Adjustments	(149)	(126)
Net Sales	$60,943	$52,698

* Revenues include orders from new and recurring customers, net of contractual allowances. Revenue from new customers will impact comparisons between the periods for fiscal year 2012 and the corresponding periods from fiscal year 2011, especially revenue from new customers acquired during the latter portion of the fiscal years.

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

Results of Operations

The following table summarizes the results of operations for the fiscal years ended September 30, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	%	Amount	%
Net Sales	$60,943	100.0	$52,698	100.0
Cost of Sales	23,924	39.3	20,601	39.1
Gross Profit	37,019	60.7	32,097	60.9
Operating Expenses	32,712	53.7	29,500	56.0
Income from Operations	4,307	7.0	2,597	4.9
Other Income (Expense)	(75)	(0.1)	(937)	(1.8)
Income Before Income Taxes	4,232	6.9	1,660	3.1
Provision for Income Taxes	1,731	2.8	1,401	2.6
Net Income	$2,501	4.1	$259	0.5

Revenues:

Sales for fiscal year 2012 increased by $8,245,000, or 15.6%, to $60,943,000, compared with sales of $52,698,000 for fiscal year 2011. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base. Our direct response advertising expenditures for fiscal year 2012 were $13,113,000, compared to $15,245,000 for fiscal year 2011. During fiscal year 2011, we acquired an ostomy supply business (see Note 10 - Acquisition of the attached consolidated financial statements) for $466,000, which also contributed to the number of new customers acquired in fiscal year 2011 and the recurring customer base for fiscal year 2012.

The following table summarizes the number of customers serviced and revenues generated from our new customers and our recurring customer base for fiscal years 2012 and 2011 (dollars in thousands):

	2012		2011
	# of Customers	Net Sales	# of Customers	Net Sales
New Customers Acquired*	14,245	$12,244	15,797	$13,343
Recurring Customer Base	27,537	48,848	20,519	39,481
Total Revenues, net of contractual allowances	41,782	$61,092	36,316	$52,824
Other Sales and Adjustments		(149)		(126)
Net Sales		$60,943		$52,698

* We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For fiscal year 2012, $9,092 of the net sales for new customers acquired was generated from leads received during fiscal year 2012. For fiscal year 2011, $10,791 of the net sales for new customers acquired was generated from leads received during fiscal year 2011. The remaining net sales generated from new customers acquired were generated from leads received during prior fiscal years.

Due to our reduced direct response advertising during fiscal year 2012 and the acquisition of the ostomy supply business during fiscal year 2011, we acquired 1,552 fewer new customers during fiscal year 2012 than in fiscal year 2011. However, we were able to reduce our customer acquisition costs and acquire 1,484 more new urology customers during fiscal year 2012 compared with fiscal year 2011. New urology customers accounted for 68.7% of the net sales by new customers acquired during fiscal year 2012 compared with 54.3% of the net sales by new customers acquired during fiscal year 2011.

The average annual order value of our recurring customer base decreased to $1,774 per customer during fiscal year 2012 compared with $1,924 per customer during fiscal year 2011. The decrease in average annual order value per recurring customer was primarily attributed to an increase in the recurring sales of our ostomy supply products, which have lower average annual order values compared with urology supplies. Ostomy supply customers accounted for 14.7% of the net sales from our recurring customer base during fiscal year 2012 compared with 8.4% of the net sales from our recurring customer base during fiscal year 2011, primarily attributed to a full-year's worth of sales from the ostomy supply business acquired in May 2011.

Gross Profit:

Gross profit for fiscal year 2012 increased by $4,922,000, or 15.3%, to $37,019,000, compared with gross profit of $32,097,000 for fiscal year 2011. The increase was attributed to our increased sales volume for fiscal year 2012 compared with fiscal year 2011.

As a percentage of sales, gross profit decreased by 0.2% for fiscal year 2012 compared with fiscal year 2011 primarily attributable to an increase in shipping costs, as a percentage of net sales, from 4.6% to 4.9%.

Operating Expenses:

The following table provides a breakdown of our operating expenses for the fiscal years ended September 30, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$14,136	23.2	$12,174	23.1
Advertising	8,099	13.3	8,206	15.6
Bad debts	4,664	7.7	3,746	7.1
Depreciation	794	1.3	730	1.4
General and administration	5,019	8.2	4,644	8.8
Total Operating Expenses	$32,712	53.7	$29,500	56.0

Payroll, taxes and benefits increased by $1,962,000, or 16.1%, to $14,136,000 for fiscal year 2012 compared with fiscal year 2011. The increase was due to 19 additional employees added during fiscal year 2012 and a full year’s worth of payroll for 93 employees added during fiscal year 2011, of which 57 employees were hired during the last six months of fiscal year 2011. The continuous growth of our recurring business requires regular increases in staff. We have chosen to invest in recruiting, hiring, and training additional staff ahead of our advertising schedule, which helps us achieve compliance on many fronts and maintain the quality of our customer service. As of September 30, 2012, we had 326 employees compared with 307 at September 30, 2011.

Advertising expenses decreased by $107,000, or 1.3%, to $8,099,000 for fiscal year 2012 compared with fiscal year 2011. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the fiscal years ended September 30, 2012 and 2011 (dollars in thousands):

13

	2012	2011
Advertising Expenses:
Amortization of direct-response costs	$7,878	$8,060
Other advertising expenses	221	146
Total Advertising Expenses	$8,099	$8,206

As of September 30, 2012, we had $22,426,000 of deferred advertising costs that will be expensed over a period between four and six years based on probable future net revenues for each cost pool, updated at each reporting period and expected to result directly from such advertising.

Similar to our past direct response advertising efforts, when we decreased our advertising spend during fiscal year 2012, our costs to acquire new customers decreased compared with fiscal year 2011. As a result of our decreased advertising spend, our advertising expense decreased as a percentage of sales by 1.3% during fiscal year 2012 compared with fiscal year 2011.

Bad debt expense increased by $918,000, or 24.5%, to $4,664,000 for fiscal year 2012 compared with fiscal year 2011. The majority, approximately $586,000, of the increase in bad debt expense for fiscal year 2012 was related to our increased sales volume. As a percentage of sales, bad debt expense increased by approximately 0.6%, or $332,000, during fiscal year 2012 compared with fiscal year 2011 due to an increase in our reserve requirements for uncollectable accounts receivable. The increase in our reserve requirements was primarily attributed to a change in policy by Blue Cross and Blue Shield of Florida (“BCBSFL”).

In late 2011, BCBSFL, our largest private third-party payer, changed its policy in regard to processing durable medical equipment claims for patients enrolled in Blue Cross and Blue Shield (“BCBS”) plans outside of Florida. In years past, BCBSFL would process our medical supply claims for patients enrolled in BCBS plans outside of Florida. Effective January 2012, BCBSFL stopped accepting and paying for medical supply claims for our non-Florida BCBS patients, and we were required to submit claims directly to the patients’ BCBS plans outside of Florida. As a result of this change in BCBSFL policy, we experienced delays in our claims submission process and an increased number of denials due to confusion within the various BCBS organizations. As of September 30, 2012, we were in the process of resubmitting denied claims totaling $497,000 of accounts receivable over 120-days old due from the various BCBS plans. Even though we expect to collect a portion of these receivables, the aging of these BCBS claims warranted an increase in our reserve requirements for uncollectible accounts receivable.

Depreciation and amortization expenses increased by $64,000, or 8.8%, to $794,000 for fiscal year 2012 compared with fiscal year 2011. The increase in depreciation and amortization expenses was due to an increase of $40,000 in amortization expense of intangible assets acquired in May 2011 and an increase of $24,000 in depreciation expense for property and equipment. Purchases of property and equipment totaled $353,000 and $471,000 during fiscal years 2012 and 2011, respectively.

General and administrative expenses increased by $375,000, or 8.1%, to $5,019,000 for fiscal year 2012 compared with fiscal year 2011. The increase was due to additional costs incurred for postage, answering services, software, selling expenses, temporary labor, and other administrative type expenses required to support the growth of our business. These increases were partially offset by reductions in professional fees, director fees, printing and reproduction and office expenses. As a percentage of sales, general and administrative expenses have decreased from 8.8% for fiscal year 2011 to 8.2% for fiscal year 2012.

Income from Operations:

Income from operations for fiscal year 2012 increased by $1,710,000, or 65.9%, to $4,307,000, compared with fiscal year 2011. The increase in operating income was primarily attributed to increased gross profits driven by our increased sales volumes as well as a reduction as a percentage of sales in advertising and general and administrative expenses, partially offset by increases in payroll and bad debt expenses.

Other Income (Expense):

The following table shows a breakdown of other income (expense) for the fiscal years ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
Other Income (Expense):
Interest Expense	$(75)	$(42)
Change in fair value of derivative liabilities	—	(902)
Gain on sale of assets	—	2
Interest income	—	5
Total Other Income (Expense)	$(75)	$(937)

Other income (expense) for fiscal year 2012 was interest expense related to the outstanding balance on our credit line facility.

Other income (expense) for fiscal year 2011 was predominantly non-cash charges associated with the change in fair value of derivative liabilities embedded within our convertible debt. Non-cash charges to other income (expense) for fiscal year 2011 totaled $923,000.

Interest expense increased by $33,000 for fiscal year 2012 compared with fiscal year 2011 due to an increase in borrowings under our credit line facility.

We were required to adjust the embedded derivative liabilities to fair value at each balance sheet date, or interim period, and recognize the changes in fair value as a non-cash charge or benefit to earnings. As of September 30, 2010, the fair value of the embedded derivative liability included in the October 2008 Convertible Note was $1,698,000. On October 15, 2010, the convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion, $902,000 was recorded as an additional non-cash charge to earnings for fiscal year 2011.

Income Taxes

The provision for income taxes was $1,731,000 for fiscal year 2012. The effective tax rate was approximately 41% of the income before income taxes of $4,232,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

Liquidity and Capital Resources

The following table summarizes the cash flows for the fiscal years ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
Cash Flows:
Net cash used in operating activities	$(546)	$(4,494)
Net cash used in investing activities	(151)	(832)
Net cash provided by financing activities	1,007	914
Net increase (decrease) in cash	310	(4,412)
Cash at beginning of period	3,016	7,428
Cash at end of period	$3,326	$3,016

The Company had cash of $3,326,000 at September 30, 2012, compared with $3,016,000 at September 30, 2011, an increase of $310,000. This increase in cash during fiscal year 2012 was primarily due to $1,000,000 of borrowings from our credit line facility, partially offset by $546,000 in net cash used for operating activities and $151,000 for purchases of property and equipment.

Operating Activities

Cash used in operating activities was $546,000 for fiscal year 2012, which represents an improvement of $3,947,000 compared with cash used in operating activities of $4,493,000 during fiscal year 2011. The improvement in operating cash flows during fiscal year 2012 was primarily driven by additional net income of $2,242,000, and a reduction in direct response advertising spend of $2,132,000, partially offset by a decrease in changes in operating assets and liabilities of $449,000.

During fiscal year 2012, cash used in operating activities was $546,000, which was the result of net income of $2,501,000 plus non-cash charges of $15,444,000 less changes in operating assets and liabilities of $18,491,000. The non-cash charges consist primarily of $7,878,000 for amortization of deferred advertising costs, $4,664,000 for bad debt expense, $1,697,000 for deferred income tax, $794,000 for depreciation expense, $122,000 for equity based compensation associated with employee and director stock options, and $123,000 for an increase in the reserve for contractual adjustments. The changes in operating assets and liabilities during fiscal year 2012 primarily consist of $13,113,000 for deferred advertising expenditures related to our direct response advertising efforts and increases for accounts receivable of $7,293,000 as a result of our increased sales and an increase in the number of days outstanding of accounts receivables due to factors discussed below, which were partially offset by an increase in accounts payable of $1,529,000 due to increased purchases and an increase in the number days outstanding of accounts payable, and a decrease in inventory of $216,000.

Effective January 2012, BCBSFL stopped accepting medical supply claims for non-Florida BCBS patients, and we were required to submit our claims directly to the patients’ BCBS plans outside of Florida. As a result of this change in BCBSFL policy, we experienced delays in our claims submission process and an increased number of denials due to confusion within the various BCBS organizations. As of September 30, 2012, we were in the process of resubmitting denied claims totaling $497,000. Due to the change in BCBSFL policy, our aged accounts receivable over 120 days old due from the various BCBS plans increased by $348,000 as of September 30, 2012, compared with the aged accounts receivable over 120 days old due from the various BCBS plans as of September 30, 2011. We expect to collect a portion of these receivables, but the aging of these BCBS claims warranted an increase in our reserve requirements for uncollectible accounts receivable as of September 30, 2012, and had a negative impact on our operating cash flows for fiscal year 2012.

During the second half of fiscal year 2012, we experienced a significant increase in the number of Medicare pre-payment audits for claims that were submitted to one of the four Medicare regions. The results of these audits have not generated a significant number of denials and/or adjustments, and we expect to receive payment for most of these claims from Medicare. However, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. As of September 30, 2012, we had approximately $500,000 of Medicare claims delayed due to pre-payment audits, resulting in an increase of our accounts receivable and a decrease in our cash.

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

Investing Activities

During fiscal year 2012, we purchased $151,000 of property and equipment for cash, primarily computer equipment and software, to support our continued growth.

During fiscal year 2011, we used $466,000 of cash for the acquisition of SGV Medical Supplies. In addition, we purchased $369,000 of property and equipment, primarily computer equipment and software, to support our continued growth.

Financing Activities

During fiscal year 2012, cash provided by financing activities was $1,007,000, primarily as a result of $1,000,000 in proceeds from the credit line facility and $67,000 of proceeds from our employee stock purchase plan, partially offset by payments of $39,000 for capital lease obligations and $21,000 for costs associated with the renewal of our PNC Credit Line Facility.

During fiscal year 2011, cash provided by financing activities was $914,000, primarily as a result of $1,500,000 in proceeds from the credit line facility and $86,000 of proceeds from our employee stock purchase plan, which was partially offset by payments of $621,000 for debt and capital lease obligations and $51,000 for costs associated with the PNC Credit Line Facility.

Outlook

During fiscal year 2012, our sales increased by $8.2 million, or 15.6%, and our income from operations increased by $1.7 million, or 65.9%, compared with fiscal year 2011. Our operating margins improved by 2.1% during fiscal year 2012, primarily due to decreased levels of advertising spend and the implementation of new software technology in several key areas of our business during the year.

We decreased our direct response advertising expenditures by $2.1 million during fiscal year 2012 compared with fiscal year 2011. The decrease in advertising spend was related to advertising spend targeted towards non-urological supply customers, which resulted in a decrease of $2.3 million of sales to new non-urological customers during fiscal year 2012 compared with fiscal year 2011. Our sales to new urological customers increased by $1.2 million during fiscal year 2012 compared with fiscal year 2011. Since sales to our urological customers have higher average order values at higher gross margins than sales for our other product lines, the average annual order value and the gross margins for our recurring customer base should increase during fiscal year 2013 compared with fiscal year 2012.

During fiscal year 2012, we completed the implementation of new software technology in several key areas of our business that increased our productivity, allowing us to increase our sales volume with minimal increases in payroll costs during the last half of fiscal year 2012. Over the last six months of fiscal year 2012, we increased our sales by $2.0 million with an increase in payroll costs of $55,000, improving our operating margins by 1.4 % compared with the first six months of fiscal year 2012. We will continue to invest in new technology and implement process improvements during fiscal year 2013 that we believe will improve overall productivity and contribute to increased profitability.

We expect to manage the levels of our direct response advertising spend to maximize profitability and cash flows for fiscal year 2013, which may result in slower top-line sales growth. Based on our results from fiscal year 2012, we expect to continue to increase our operating margins and cash flows for fiscal year 2013 by adjusting our advertising spend based on market conditions within the advertising channels that we target.

As of September 30, 2012, we had $3.3 million of cash and $5.3 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet our cash requirements during the next twelve months.

At September 30, 2012, our current assets of $18,859,000 exceeded our current liabilities of $7,850,000 by $11,009,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

Accounts Receivable

Our accounts receivable are generally due from Medicare, Medicaid, private insurance companies, and our patients. Accounts receivable are reported net of allowances for contractual adjustments and uncollectible accounts. The collection process is time consuming, complex and typically involves the submission of claims to multiple layers of payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active for up to 18 to 24 months from the initial billing date. In accordance with regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a manner consistent for all classes of payers.

The Company has established an allowance to account for contractual adjustments that result from differences between the payment amount received and the expected realizable amount. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. Our current billing system does not provide reports on contractual adjustments by date of service. Accordingly, we are unable to directly compare the aggregate estimated allowance for contractual adjustments to the actual contractual adjustments recorded. However, we do analyze the aggregate allowance for contractual adjustments as a percentage of net sales compared to the last twelve months’ actual contractual adjustments as a percentage of net sales to determine that our estimated allowance for contractual adjustments is a reasonable basis for recording our periodic allowance for contractual adjustments.

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

The typical collection process begins with the electronic submission of a claim to Medicare, Medicaid, or other primary insurance carriers, for which a response (and payment) is obtained within 15 to 30 days. Any claim denials are generally acted upon timely following the response and, where applicable, corrected claims are submitted. A response (and co- payment) for amounts billed to secondary payers, including Medicaid, private third-party insurance carriers, and patients, generally occurs within 30 to 60 days of submission of the claim. On a continual basis, the outstanding accounts receivable balances are reviewed by collection personnel, including contacting the insurance company and/or patient in an attempt to determine why payment has not been remitted and obtain payment from the respective responsible party. When applicable, corrected claims are submitted to the insurance carrier. Patient statements are generated and sent out monthly. Outbound calls are continually made to patients with outstanding balances in an attempt to obtain payment. Uncollectible account balances for all payer classes are written off after remaining unpaid for a period of 24 months. Balances that are determined to be uncollectible prior to the passage of 24 months from the last billing date are written off at the time of such determination.

We perform eligibility and insurance verification on patients prior to the shipment of products and submission of a claim. As a result, we do not have amounts that are pending approval from third-party payers outside of the typical review process for submitted claims.

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. However, because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s future results of operations and cash flows. For the fiscal year ended September 30, 2012, a hypothetical change of 1% in the allowances for contractual adjustments as a percentage of gross sales would have resulted in a change in our revenue and net income of approximately $0.7 million.

The following table sets forth our accounts receivable balances outstanding by aging category for each major payer source as of September 30, 2012 (in thousands):

	Aging of Accounts Receivable as of September 30, 2012
	< 30	31 – 60	61 – 120	> 120
Type of Payer	Days	Days	Days	Days	Totals
Medicare and Medicaid	$4,757	$995	$946	$2,256	$8,954
Private insurance companies	1,427	607	661	1,132	3,827
Patients	285	210	334	1,799	2,628
Total gross accounts receivable	$6,469	$1,812	$1,941	$5,187	15,409
Less: Allowances					(5,044)
Accounts receivable, net					$10,365

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

We receive responses to our direct-response advertising efforts in the form of leads, of which a certain number are qualified as new customers. Our qualification efforts primarily involve verifying insurance eligibility, obtaining the required medical documentation from the customer’s physician, and explaining our process of billing the customer’s insurance carrier directly and collecting any customer co-payments, if applicable. The majority of the new customers qualified from our direct-response advertisements place their initial order within three to six months from the time we receive their initial response from our direct-response advertising.

In order to capitalize our direct-response advertising costs, we must demonstrate that the results of our direct-response advertising will be similar to the effects of responses to past direct-response advertising activities that resulted in future benefits. We monitor the initial success rate of our advertisements as a cost per lead and track the overall cost per acquired customer for each of our quarterly cost pools. For fiscal years 2012 and 2011, our direct-response advertising results demonstrated a continuation of similar patterns. Our advertising efforts in fiscal years 2012 and 2011 do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve. During fiscal year 2012, we decreased our advertising spend compared with fiscal year 2011. Consistent with our past direct-response advertising efforts, when we decreased our advertising spend; our costs to acquire new customers decreased proportionally to our decreased advertising spend. Conversely, when we increased our advertising spend during fiscal year 2011, our costs to acquire new customers increased proportionally to our increased advertising spend.

Direct-response advertising costs are accumulated into quarterly cost pools and amortized separately. The amortization is the amount computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct-response advertising cost pool. We have persuasive evidence that demonstrates future benefits are realized from our direct-response advertising efforts beyond four years. Since the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases, we estimate future benefits for each advertising cost pool for a period of no longer than four years at each reporting period, which creates a “rolling” type amortization period. Once a particular cost pool has been amortized to a level where the difference between amortizing the cost pool over a “rolling” four-year period and amortizing the cost pool on a “straight-line” basis over a period shorter than four years is de minimis, we amortize the costs over a fixed time period based on current and expected future revenues. As a result of this policy, our direct-response advertising costs are amortized over a period of approximately six years based on probable future net revenues updated at each reporting period.

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

The expected dividend yield is 0%, as the Company has not paid any dividends on its common stock.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we had entered into certain other financial instruments and contracts, such as embedded conversion features on convertible debt instruments that were not afforded equity classification. These instruments were required to be carried as freestanding derivative instruments, at fair value, in our consolidated financial statements.

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

We estimated the fair values of derivative financial instruments using various techniques that were considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we considered, among other factors, the nature of the instrument, the market risks that it embodied and the expected means of settlement. Estimating fair values of the derivative financial instruments required the development of significant and subjective estimates that may have changed over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since the derivative financial instruments were initially and subsequently carried at fair values, our income or loss reflected the volatility in the changes to these estimates and assumptions.

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

Item 8. Financial Statements

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered accounting firm on accounting and financial disclosure.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Controls

During fiscal year 2012 the Company remediated the following material weaknesses previously disclosed in the Company’s Annual Report for fiscal year 2011 filed with the SEC on Form 10-K:

•	Documentation of Accounting Review and Approval Process: In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2010, our independent registered accounting firm reported to our Audit Committee that they observed inadequate documented review and approval of certain aspects of the accounting process, including the documented review of accounting reconciliations and journal entries, that they considered to be a material weakness in internal controls. Based on a review of certain aspects of our accounting process in place as of September 30, 2011, management concluded that the inadequate documented review and approval process represented a material weakness.

Remediation: During fiscal year 2012, the Company revised the review and approval process to ensure that all account reconciliations and journal entries were reviewed and approved on a timely basis with supporting documentation to support the review and approval processes. As part of the revised process, the Company hired an Assistant Controller in September 2011 to assist with the monthly accounting process and ensure that the Company’s accounting process includes documented review of accounting reconciliations and journal entries.

•	Inventory Controls: Management had identified a material weakness as of September 30, 2011, related to the Company’s procedures to account for inventory. During the reconciliation of the annual physical inventory count at fiscal year-end, the Company determined that the journal entries to record the cost of goods sold each month contained errors as a result of unit of measure conversion issues with certain products that were sold in each month of fiscal year 2011. As a result, the Company restated the reports the Company filed on Form 10-Q with the SEC for the three interim periods for fiscal year 2011. For further detail of the restatements of previously issued financial statements, please refer to the Form 8-K filed with the SEC on December 7, 2011.

Remediation: The Company adjusted the cost of goods journal entries to eliminate the unit of measure issues identified at the end of fiscal year 2011. Starting in the second quarter of fiscal year 2012, the Company conducted physical inventory counts at the end of each interim or year-end reporting period. Until a new perpetual inventory system is implemented and the appropriate inventory controls are in place, the Company will continue to conduct quarterly physical inventory counts at each interim and year-end reporting period and perform additional analytical and cut-off procedures to mitigate any material weaknesses associated with the lack of a perpetual inventory system.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of September 30, 2012, the Executive Officers and Directors of the Company were:

Name	Age	Position(s) with the Company

Mark Libratore	61	President, Chief Executive Officer, Director
Robert Davis	66	Chief Financial Officer
John Leger	57	Chief Operating Officer
Jeanette Corbett (1)(2)(3)	62	Director
Morgan Duke (1)(3)	37	Director
Tyler Wick (1)(2)(3)	41	Director

(1)	Member of the Governance and Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

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

Jeannette Corbett - Mrs. Corbett, a Certified Public Accountant, is President Emeritus and Acting Interim President of the Quantum Foundation, West Palm Beach, Florida.  Previously, she served as CFO of the Medical Services Division and Vice President of Finance of Phymatrix Corporation (PHMX), West Palm Beach, Florida. Prior to her position at Phymatrix, Mrs. Corbett was President of McGill, Roselli, Ayala & Hoppmann, a West Palm Beach-based accounting firm. She has also served as an adjunct instructor of taxation of Palm Beach State College in Lake Worth, Florida. Mrs. Corbett has a bachelor's of science degree in business administration from the University of Florida, graduating Summa Cum Laude. Mrs. Corbett was Chairman of the Board of JFK Medical Center in Atlantis, Florida, from 1991-1994 and was Chair of the Hospital's Finance Committee from 1989-1991.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2012 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2012, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater shareholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2012.

Director Committees

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The Board of Directors has also determined that Jeannette Corbett is an audit committee financial expert, as that term is defined in Item 407 of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are non-employee directors.  The Compensation Committee, with the advice of an outside consulting firm, will determine compensation for our executive officers and managers by multiple factors, including individual performance, compensation of persons in similar capacities in other companies having a size and business comparable to the Company, performance, and our financial results. Base salaries are supplemented by cash performance bonuses determined by our Compensation Committee in October of each year based on the prior year financial results.

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

Each executive officer is entitled to participate in our stock purchase plan and to be considered by our board of directors (or compensation committee of our board of directors, if any) for grants or awards of stock, stock options or warrants under any of our stock incentive or similar plans in effect from time to time. During the term, each executive officer shall be eligible to participate in such health and other group insurance and other employee benefit plans and programs in effect from time to time on the same basis as other senior executives. In addition, during the term of his agreement, Mr. Libratore shall be entitled to a minimum monthly automobile allowance of $800, plus gas expense.

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

“Cause” means termination upon (i) the willful and continued failure by executive officer to substantially perform his duties or the oral or written instructions of our President, Chief Executive Officer and/or Board of Directors (other than any such failure resulting from executive officer’s incapacity due to physical or mental illness) after an oral or written demand for substantial performance is delivered to the executive officer by our President, Chief Executive Officer, and/or Board of Directors, which demands specifically identifies the manner in which the President, Chief Executive Officer, and/or the Board of Directors believes that executive officer has not substantially performed his duties or complied with an instruction from our President, Chief Executive Officer, and/or Board of Directors; (ii) the willful engaging by executive officer in conduct that is demonstrably and materially injurious to us; (iii) the failure to observe material policies generally applicable to our officers or employees; (iv) the failure to cooperate with any internal investigation of our Company or any of our affiliates; (v) commission of any act of fraud, theft or financial dishonesty with respect us or any of our affiliates or indictment or conviction of any felony; or (vi) material violation of the provisions of the employment agreement.

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

SUMMARY COMPENSATION TABLE

The following table provides summary information regarding compensation earned by the named executive officers during the fiscal years ended September 30, 2012 and 2011.

					All Other
Name				Option	Compensation
and Principal Position	Year	Salary($)	Bonus ($)	Awards($)	($)(1)	Total ($)
Mark A. Libratore	2012	$400,000	$174,610	$11,270	$38,130	$624,010
President and Chief	2011	$397,850	$209,990	$35,660	$38,340	$681,840
Executive Officer

Robert Davis	2012	$275,000	$107,630	$11,090	$4,570	$398,290
Chief Financial Officer	2011	$280,100	$134,750	$41,710	$4,500	$461,060

John Leger	2012	$200,000	$61,820	$2,960	$4,680	$269,460
Chief Operating Officer	2011	$203,310	$47,330	$22,820	$4,490	$277,950

(1)	All Other Compensation includes expenses paid on behalf of the named executive officers for health insurance, life insurance, transportation and certain other personal expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The Company’s outstanding equity awards to the named executive officers at September 30, 2012, are set forth in the following table:

	Number of
	Securities
	Underlying
	Unexercised	Option	Option
	Options (#)	Exercise	Expiration
Name	Exercisable	Price ($)	Date
Mark A. Libratore	100,000	$0.825	April 14, 2013
	90,000	$1.10	August 18, 2014
	75,000	$1.32	December 27, 2015

Robert J. Davis	100,000	$0.75	April 14, 2013
	100,000	$0.60	October 30, 2013
	100,000	$1.00	August 18, 2014
	75,000	$1.20	December 27, 2015

John Leger	60,000	$0.75	April 14, 2013
	60,000	$0.60	October 30, 2013
	80,000	$1.00	August 18, 2014
	20,000	$1.20	December 27, 2015

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

The purpose of the Stock Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. See “Description of the Stock Plan,” below.

Equity Compensation Plan Information

The following table presents details of the Company’s equity compensation plan as of September 30, 2012:

Number of securities remaining
available for future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities reflected in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
2007 Employee Stock Incentive Plan	2,035,000	$0.97	70,000

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

Eligibility

An award under the Stock Plan can be made to any employee, officer or director of the Company or a subsidiary, as selected by the Committee.  Subject to certain limitations, an award under the plan can also be made to any consultant, agent, advisor or independent contractor to the Company or a related company, as selected by the Committee.  As of September 30, 2012, there were approximately 326 employees, including officers, and 4 directors eligible to participate in the Stock Plan.

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

Amendment and Termination of the Stock Plan

The Board or the Committee may, at any time, amend, suspend or terminate the Stock Plan or any portion of the plan, provided that to the extent required by law or a stock exchange rule, shareholder approval is required for any amendment to the plan.  By its terms, the Stock Plan terminates ten years after its effective date.

New Plan Benefits

In the fiscal year which ended September 30, 2012, the Company did not grant any options to its executive officers or to employees who are not executive officers in the 2012 fiscal year.

DIRECTOR COMPENSATION

Directors other than Mr. Libratore receive (i) an annual fee of $12,000 (plus an additional $6,000 if Audit Committee chairman, and $3,000 if chairman of another Board committee); (ii) a per Board meeting fee of $1,000 ($500 if by telephone) and $500 for each committee meeting ($250 if by telephone) and (iii) a one-time issuance of options for the purchase of 50,000 common shares of the Company, exercisable at the market price at the date of grant and vesting over a two-year period.  Mr. Libratore is not compensated as a director of the Company.

The following table sets forth each Director’s compensation for the year ended September 30, 2012:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Mark A. Libratore (1)	—	—	—
Jeannette Corbett	$24,750	$9,440	$34,190
Morgan Duke (2)	$19,500	$12,430	$31,930
Tyler Wick	$19,500	$12,410	$31,910

(1)	Mr. Libratore is not compensated for his services as a director.
(2)	At the direction of Mr. Duke, his compensation is paid to Kinderhook Capital Management, LLC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock, as of November 30, 2012:

•	by each person known by us to be the beneficial owner of 5% or more of our common stock;
•	by each of our directors and executive officers; and
•	by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 48,143,257 shares outstanding on November 30, 2012, plus 6,988,342 shares deemed outstanding pursuant to Rule 13d-3, for a total of 55,131,599 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Liberator Medical Holdings, Inc., 2979 SE Gran Park Way, Stuart, Florida 34997.

Name and Address	Number of Shares		Percent

5% Beneficial Owners:

Millennium Partners, L.P.(1) c/o Millennium Management LLC 666 Fifth Avenue, 8th Floor New York, NY 10103	8,838,202	(2)	16.03%

Kinderhook Partners, L.P. One Executive Drive, Suite 160 Fort Lee, NJ 07024	4,716,667	(3)	8.55%

Directors and Executive Officers:

Mark A. Libratore President and Chief Executive Officer and Director	19,885,867	(4)	36.07%

Robert Davis Chief Financial Officer	719,904	(5)	1.31%

John Leger, Vice President, Operations	324,749	(6)	*

Tyler Wick	125,000	(7)	*

Jeannette Corbett	50,000	(8)	*

Morgan Duke	0	(9)	0%

All directors and executive officers as a group (6 persons)	21,105,520	(10)	38.28%

*	Less than one percent (1%).

(1)	Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), and may be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners. Millennium Management is also the general partner of the 100% shareholder of ICS Opportunities, Ltd., and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Millennium International Management, L.P., a Delaware limited liability partnership, is the investment manager of ICS Opportunities, Ltd., and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Millennium International Management GP LLC, a Delaware limited liability company, is the general partner of Millennium International Management, and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Israel A. Englander is the managing partner of Millennium Management and Millennium International Management GP LLC, and consequently may also be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners or ICS Opportunities, as the case may be. The foregoing information is derived from the reporting persons as set forth in a Schedule 13D Amendment filed with the SEC on behalf of the reporting persons on October 19, 2010.

(2)	Represents as of January 11, 2011, an aggregate 7,899,079 shares owned beneficially by Millennium Partners, L.P., 8,838,202 shares owned beneficially by Millennium Management LLC and Israel Englander (See footnote (1), above), and 939,123 shares owned beneficially by Millennium International Management GP LLC, Millennium International Management LP, and ICS Opportunities, Ltd. Does not include 4,375,000 shares of our common stock issuable upon exercise of a warrant held by Millennium Partners at an initial exercise price of $1.25 per share, subject to adjustment, which has a term of five years. The number of shares of our common stock for which such warrants can be exercised is limited pursuant to the terms of the warrants so that number of shares of the common stock which will result in Millennium Partners, together with its affiliates, having aggregate beneficial ownership of not more than 9.99% of our total issued and outstanding common stock. Thus, as of December 16, 2012, Millennium Partners may be deemed not to beneficially own any of the shares of common stock underlying its warrants pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(3)	In connection with the Kinderhook Partners, L.P.’s (the “Partnership”) designation of Morgan Duke, a partner of the Partnership, as its representative on the Board of Directors of the Company, Kinderhook Capital Management LLC (“Kinderhook Capital”), an affiliate of the Partnership, received an option to purchase 50,000 shares of the Company’s Common Stock at $1.55 per share, vesting semi-annually over two years beginning on December 4, 2010. Shah Tushar Shah and Stephen J. Clearman are the co-managing members of the Kinderhook GP, LLC (the “General Partner”) responsible for making investment decisions with respect to the Partnership and, as a result, Mr. Shah and Mr. Clearman may be deemed to control such entities. In addition, Mr. Shah and Mr. Clearman are responsible for making investment decisions with respect to Kinderhook Capital. Accordingly, Mr. Shah and Mr. Clearman may be deemed to have a beneficial interest in the shares of Common Stock by virtue of their indirect control of the Partnership’s, the General Partner’s and Kinderhook Capital’s power to vote and/or dispose of the shares of Common Stock. Mr. Shah and Mr. Clearman each disclaims beneficial ownership of the shares of Common Stock except to the extent of his respective pecuniary interest, if any, therein.

(4)	Includes 4,186,009 shares underlying options exercisable by Mr. Libratore within 60 days of November 30, 2012.

(5)	Includes 375,000 shares underlying options exercisable, and 6,000 shares underlying warrants exercisable by Mr. Davis within 60 days of November 30, 2012.

(6)	Includes 220,000 shares underlying options exercisable by Mr. Leger within 60 days of November 30, 2012.

(7)	Includes 50,000 shares underlying options exercisable by Mr. Wick within 60 days of November 30, 2012.

(8)	Includes 50,000 shares underlying options exercisable by Ms. Corbett within 60 days of November 30, 2012.

(9)	Mr. Duke is a director of the Company and is a Partner of the Partnership. Mr. Duke’s appointment to the Board of Directors of the Company was made pursuant to commitments of the Company and its principal shareholder and President, Mark Libratore, to the Partnership in connection with the Partnership’s purchase of common stock of the Company on March 9, 2010. As set forth in a Form 3 filed by Mr. Duke on June 11, 2010, Mr. Duke disclaims beneficial ownership in any securities of the Company.

(10)	See Footnote Nos. (4) through (9)

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

The Company paid $565,000 during fiscal year 2011 to its President and CEO, Mark Libratore, as repayment of stockholder loans. There are no stockholder loans outstanding as of the date of this Report.

Item 14. Principal Accountant Fees and Services

Crowe Horwath LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2012 and 2011.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended September 30, 2012 and 2011, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Crowe Horwath, LLP
	2012	2011
Audit Fees	$116,358	$131,391
Audit related fees	3,000	12,750
Tax fees	—	—
All other fees	—	—
Total Fees	$116,358	$144,141

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

Signature	Title	Date

/s/ Mark A. Libratore	President, Chief Executive Officer and Director	December 20, 2012
Mark A. Libratore	(principal executive officer)

/s/ Robert J. Davis	Chief Financial Officer	December 20, 2012
Robert J. Davis	(principal financial and accounting officer)

/s/ Jeannette Corbett	Director	December 20, 2012
Jeannette Corbett

/s/ Morgan Duke	Director	December 20, 2012
Morgan Duke

/s/ Tyler Wick	Director	December 20, 2012
Tyler Wick

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberator Medical Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Liberator Medical Holdings, Inc. and Subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2012 in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Lauderdale, Florida

December 20, 2012

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
As of September 30, 2012 and 2011
(In thousands, except dollar per share amounts)

	2012	2011

Assets
Current Assets:
Cash	$3,326	$3,016
Accounts receivable, net of allowances of $5,044 and $4,177, respectively	10,365	7,860
Inventory, net of allowance for obsolete inventory of $310 and $144, respectively	2,627	3,009
Deferred taxes, current portion	2,254	1,877
Prepaid and other current assets	287	333
Total Current Assets	18,859	16,095
Property and equipment, net of accumulated depreciation of $2,888 and $2,186, respectively	1,250	1,626
Deferred advertising	22,426	17,191
Intangible assets, net of accumulated amortization of $91 and $25, respectively	239	305
Other assets	88	163
Total Assets	$42,862	$35,380

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,537	$5,008
Accrued liabilities	1,221	1,119
Other current liabilities	92	103

Total Current Liabilities	7,850	6,230
Deferred tax liability	5,421	3,347
Credit line facility	2,500	1,500
Other long-term liabilities	132	48
Total Liabilities	15,903	11,125

Commitments and contingencies (see Note 13)

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,232 and 48,135 shares issued, respectively; 48,143 and 48,046 shares outstanding at September 30, 2012 and 2011, respectively	48	48
Additional paid-in capital	34,707	34,504
Accumulated deficit	(7,746)	(10,247)
Treasury stock, at cost; 89 shares at September 30, 2012 and 2011, respectively	(50)	(50)
Total Stockholders’ Equity	26,959	24,255
Total Liabilities and Stockholders’ Equity	$42,862	$35,380

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
For the fiscal years ended September 30, 2012 and 2011
(In thousands, except dollar per share amounts)

	2012	2011

Net Sales	$60,943	$52,698

Cost of Sales	23,924	20,601
Gross Profit	37,019	32,097

Operating Expenses:
Payroll, taxes and benefits	14,136	12,174
Advertising	8,099	8,206
Bad debts	4,664	3,746
Depreciation and amortization	794	730
General and administrative	5,019	4,644
Total Operating Expenses	32,712	29,500

Income from Operations	4,307	2,597

Other Income (Expense)
Gain on sale of assets	-	2
Interest expense	(75)	(42)
Interest income	-	5
Change in fair value of derivative liabilities	-	(902)
Total Other Income (Expense)	(75)	(937)

Income before Income Taxes	4,232	1,660

Provision for Income Taxes	1,731	1,401

Net Income	$2,501	$259

Basic earnings per share:
Weighted average shares outstanding	48,097	47,869
Earnings per share	$0.05	$0.01

Diluted earnings per share:
Weighted average shares outstanding	52,266	53,613
Earnings per share	$0.05	$0.00

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
For the fiscal years ended September 30, 2012 and 2011
(In thousands)

			Additional			Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at October 1, 2010	44,617	$45	$28,927	$(10,506)	$(50)	$18,416

Options issued to employees and directors	—	—	385	—	—	385
Common stock issued upon conversion of debt	3,333	3	5,097	—	—	5,100
Common stock issued for employee stock purchase plan	82	—	95	—	—	95
Common stock issued for cashless exercise of warrants	14	—	—	—	—	—
Net income	—	—	—	259	—	259
Balance at September 30, 2011	48,046	$48	$34,504	$(10,247)	$(50)	$24,255

Options issued to employees and directors	—	—	122	—	—	122
Common stock issued for employee stock purchase plan	97	—	81	—	—	81
Net income		—	—	2,501	—	2,501
Balance at September 30, 2012	48,143	$48	$34,707	$(7,746)	$(50)	$26,959

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2012 and 2011
(In thousands)

	2012	2011

Cash flow from operating activities:
Net income	$2,501	$259
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,672	8,790
Equity based compensation	122	385
Provision for doubtful accounts and contractual adjustments	4,787	3,950
Non-cash interest related to convertible notes payable	—	21
Change in fair value of derivative liabilities	—	902
Deferred income taxes	1,697	1,340
Reserve for inventory obsolescence	166	35
Gain on disposal of assets	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(7,293)	(5,065)
Deferred advertising	(13,113)	(15,245)
Inventory	216	(1,025)
Other assets	143	49
Accounts payable	1,529	1,182
Accrued expenses	116	13
Other liabilities	(89)	(83)
Net Cash Flows Used in Operating Activities	(546)	(4,494)

Cash flows from investing activities
Purchase of property and equipment and other	(151)	(369)
Acquisition of SGV Medical Supplies (see Note 10)	—	(466)
Proceeds from the sale of assets	—	3
Net Cash Flows Used in Investing Activities	(151)	(832)

Cash flows from financing activities
Proceeds from credit line facility	1,000	1,500
Costs associated with credit line facility	(21)	(51)
Proceeds from employee stock purchase plan	67	86
Payments of debt and capital lease obligations	(39)	(621)
Net Cash Flows Provided by Financing Activities	1,007	914

Net increase (decrease) in cash	310	(4,412)
Cash at beginning of period	3,016	7,428
Cash at end of period	$3,326	$3,016

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$56
Cash refunded for income taxes	—	(8)

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	202	—
Common stock issued for conversion of debt	—	5,100

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries
Notes To The Consolidated Financial Statements
September 30, 2012

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates include, but are not limited to, (i) the net realizable value of accounts receivable; (ii) the reserve for excess and obsolete inventory; (iii) the expected period and amounts of future benefits to be realized directly from deferred direct advertising costs; (iv) the fair values of derivative financial instruments and stock compensation expense; (v) the valuation of intangible assets; and (vi) valuation allowances for deferred income tax assets. Actual results could differ from management’s estimates.

Fair Value of Financial Instruments

Financial instruments include cash, receivables, payables and debt obligations. Except as described below, due to the short-term nature of the financial instruments, the carrying value is representative of their fair value. The carrying value of the Credit Line Facility approximates fair value as interest rates are indexed to the Daily LIBOR Rate.

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

The bad debts written off against the allowance for uncollectible accounts for the years ended September 30, 2012 and 2011 were $3,919,000 and $3,085,000, respectively.

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

Direct-response advertising costs are accumulated into quarterly cost pools and amortized separately. The amortization is the amount computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct-response advertising cost pool. We have persuasive evidence that demonstrates future benefits are realized from our direct-response advertising efforts beyond four years. Since the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases, we estimate future benefits for each advertising cost pool for a period of no longer than four years at each reporting period, which creates a “rolling” type amortization period. Once a particular cost pool has been amortized to a level where the difference between amortizing the cost pool over a “rolling” four-year period and amortizing the cost pool on a “straight-line” basis over a period shorter than four years is de minimis, we amortize the costs over a fixed time period based on current and expected future revenues. As a result of this policy, our direct-response advertising costs are amortized over a period of approximately six years based on probable future net revenues updated at each reporting period.

A summary of deferred advertising costs for the fiscal years ending September 30, 2012 and 2011 is as follows (in thousands):

	2012	2011

Deferred Advertising Costs:
Beginning Balance, 10/1	$17,191	$10,006
Plus: Direct-response advertising spend	13,113	15,245
Less: Amortization of deferred advertising costs	(7,878)	(8,060)
Ending Balance, 9/30	$22,426	$17,191

A business change, including a change in reimbursement rates, that reduces or increases expected net cash flows or that shortens or lengthens the period over which such net cash flows are estimated to be realized could result in accelerated or reduced charges against our earnings.

Debt Issuance Costs

Costs associated with obtaining and closing loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and expensed over the term of the loan. Debt issuance costs of $21,000 and $51,000 were deferred during the years ended September 30, 2012 and 2011, respectively.

Debt issuance costs amortized for the years ended September 30, 2012 and 2011 were $24,000 and $16,000, respectively.

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

Long –lived Assets

We review property and equipment and intangible assets for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during fiscal year 2012 and 2011.

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

Shipping and Handling Costs

Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the years ended September 30, 2012 and 2011, were $2,905,000 and $2,284,000, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.

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

The expected dividend yield is 0% as the Company has not paid any dividends on its common stock.

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

As of September 30, 2012 and 2011, the Company had no assets or liabilities measured at fair value, based on the hierarchy input levels defined above, on a recurring basis.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended September 30, 2011:

2011

Beginning balance, 10/1: Derivative liabilities	$1,698
Total (gains) losses	902
Purchases, sales, issuances and settlements, net	(2,600)
Ending balance, 9/30: Derivative liabilities	$—

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

Leases

The Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. For operating leases, the Company records rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease. All leasehold incentives, rent holidays, and/or other incentives are factored into the calculation of the deferred rent liability in order to record rent expense on a straight-line basis over the initial term of the lease. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and reflect the potential dilution that could occur if stock options, warrants, or convertible debt instruments were exercised or converted into common stock and were not anti-dilutive.

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

NOTE 3 — Property and Equipment

A summary of property and equipment at September 30, 2012 and 2011 is as follows (dollars in thousands):

	Estimated
	Life	2012	2011
Leased equipment	3 — 5 years	$784	$582
Transportation equipment	5 — 10 years	51	73
Warehouse equipment	5 — 10 years	131	110
Office furniture	5 — 10 years	495	492
Computer equipment	3 — 5 years	507	486
Telephone equipment	5 years	87	82
Website	5 years	114	114
Server software	3 years	318	312
Training guides	5 years	-	3
Leasehold improvements	Shorter of life of asset or lease	1,630	1,537
Signage	5 — 10 years	21	21
Total property and equipment		4,138	3,812
Less: accumulated depreciation		(2,888)	(2,186)
Property and equipment, net		$1,250	$1,626

The amounts charged to operating expenses for depreciation of property and equipment for the years ended September 30, 2012 and 2011 were $729,000 and $705,000, respectively.

Note 4 — Intangible Assets

A summary of intangible assets at September 30, 2012 and 2011, is as follows (in thousands):

	2012	2011
Customer list (see Note 10 below)	$330	$330
Less: accumulated amortization	(91)	(25)
Net intangible assets	$239	$305

Amortization expense associated with intangible assets for fiscal years 2012 and 2011 was $66,000 and $25,000, respectively. Estimated amortization expense for intangible assets as of September 30, 2012, for the next four fiscal years is as follows (in thousands):

Amount
Fiscal year ending September 30:
2013	$66
2014	66
2015	66
2016	41
239

NOTE 5 — Stockholder Loan

As of September 30, 2012 and 2011, there were no outstanding loans due to stockholders. During the fiscal year ended September 30, 2011, $565,000 of principal was repaid to the President and principal stockholder of the Company, Mark Libratore. The stockholder loan consisted of various 8% and 11% notes payable to Mr. Libratore. The notes payable were non-collateralized and due on demand. However, the notes were subordinated to senior, unsecured, convertible notes payable that were converted into shares of the Company's common stock in May 2010 and October 2010.

Interest expense related to the stockholder loan for the fiscal years ended September 30, 2012 and 2011, was $0, and $4,000, respectively.

NOTE 6 — Convertible Notes Payable

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

Interest expense related to the October 2008 convertible note was $0 and $24,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

NOTE 7 — Derivative Liabilities

The October 2008 convertible note, discussed above in Note 6, contained an embedded adjustment feature whereby the conversion price could have been adjusted if the Company had issued additional shares of common stock or securities exercisable, exchangeable, or convertible into shares of common stock at a price per share less than both the conversion price then in effect and $0.75. The embedded adjustment feature was not indexed to the Company’s own stock and, therefore, was an embedded derivative financial liability (the “Embedded Derivative”) that required bifurcation and separate accounting. Accordingly, the Company recorded a cumulative effect adjustment to the opening balance of retained earnings on October 1, 2009. Subsequently, the Company adjusted the Embedded Derivative to fair value at each interim period and recognized the changes in fair value as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

On October 15, 2010, the October 2008 convertible note was converted into shares of our common stock at a conversion price of $0.75 per share. The fair value of the embedded derivative on October 15, 2010, was $2,600,000, which was the intrinsic value of the conversion, based on the Company’s stock price as of the conversion date. As a result of the increase in fair value of the embedded derivative from September 30, 2010, to the date of conversion, $902,000 was recorded as an additional non-cash charge to earnings for the fiscal year ended September 30, 2011.

NOTE 8 — Credit Line Facility

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

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of September 30, 2012, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of September 30, 2012, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. As of September 30, 2012, the availability under the PNC Credit Line Facility was $5,254,000 with an outstanding balance of $2,500,000. The interest rate for the outstanding balance as of September 30, 2012, was 2.96%. For fiscal years ended September 30, 2012 and 2011, the Company incurred $69,000 and $8,000, respectively, in interest expense related to the PNC Credit Line Facility.

NOTE 9 — Stockholders’ Equity

Warrants

In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants were still outstanding as of September 30, 2012, and expired in November 2012. The fair value of these warrants of $24,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	4.11%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with convertible notes issued in February, March, and April 2008, the Company issued warrants to purchase 829,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holders and 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the placement agent. As of September 30, 2012, 81,000 of these warrants have been exercised. The remaining 799,000 warrants will expire as follows:

Shares	Expiration Date

263,000	February 2013
100,000	March 2013
436,000	April 2013

The fair value of these warrants of $133,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	Range of 2.39% to 2.93%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with a convertible note payable issued in May 2008, the Company issued warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the note holder. The warrants held by the note holder are still outstanding as of September 30, 2012, and expire in May 2013.

The fair value of these warrants of $610,000 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	3.24%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	27.97%

In connection with a convertible note payable issued in October 2008 and discussed above in Note 6, the Company issued warrants to purchase 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holder and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agent. These warrants expired unexercised in October 2011. The fair value of these warrants of $86,264 and $19,717, respectively, was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	1.90%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility	35.19%

In connection with the sale of common stock on March 9, 2010, for gross proceeds of $7 million, the Company issued warrants to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share to the placement agent. These warrants are still outstanding as of September 30, 2012, and expire in October 2015. The fair value of these warrants of $228,961 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	2.34%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	63.66%

A summary of warrants issued, exercised and expired during the fiscal years ended September 30, 2012 and 2011, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2010	7,393,334	$1.14
Issued	-	-
Exercised	(51,000)	1.00
Expired	(376,667)	1.59
Balance at September 30, 2011	6,965,667	$1.12
Issued	-	-
Exercised	-	-
Expired	(1,433,334)	1.25
Balance at September 30, 2012	5,532,333	$1.09

Options

In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of September 30, 2012, a total of 3,921,009 options were outstanding.

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

As of September 30, 2012, there are 2,035,000 shares outstanding and 70,000 shares available for grant under the 2007 Stock Plan.

There were no options granted during the fiscal year 2012. The weighted-average grant date fair value of options granted during the fiscal year 2011 was $0.40. There were no options exercised during the fiscal years 2012 or 2011. The fair values of stock-based awards granted during the fiscal year ended September 30, 2011, was calculated with the following weighted-average assumptions:

2011
Risk-free interest rate:	1.05%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	48.91%

For the fiscal years ended September 30, 2012 and 2011, the Company recorded $95,000 and $353,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of September 30, 2012, there was $1,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized during the first quarter of fiscal year 2013.

Stock option activity for the fiscal years ended September 30, 2012 and 2011 is summarized as follows:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at October 1, 2010	1,655,000	$0.92	3.32	$656,800
Granted	500,000	1.25
Expired or forfeited	(70,000)	1.03
Options outstanding at September 30, 2011	2,085,000	$0.99	2.75	$141,750
Granted	-	-
Expired or forfeited	(50,000)	2.18
Options outstanding at September 30, 2012	2,035,000	$0.97	1.74	$92,150

Options exercisable at September 30, 2012	2,022,500	$0.96	1.73	$92,150
Options vested or expected to vest at September 30, 2012	2,035,000	$0.97	1.74	$92,150

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “ESPP”) provides a means by which employees of the Company are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the ESPP is 500,000 shares of the Company’s common stock, subject to changes authorized by the Board of Directors of the Company. Shares are offered through consecutive offering periods with durations of approximately six (6) months, commencing on the first trading day on or after June 1st and November 30th of each year and terminating on the last trading day before the commencement of the next offering period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The ESPP allows employees to designate up to 15% of their cash compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the exercise date, which is the last trading day of the offering period. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s common stock are not eligible to participate in the ESPP.

As of September 30, 2012, 371,188 shares of the Company’s common stock have been purchased through the ESPP, using $293,000 of proceeds received from employee payroll deductions. For the fiscal years ended September 30, 2012 and 2011, the Company received $67,000 and $86,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the fiscal years ended September 30, 2012 and 2011, the Company recognized $27,000 and $32,000, respectively, of compensation expense related to the ESPP.

NOTE 10 – Acquisition

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

NOTE 11 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	2012	2011
Numerator:
Net income — diluted	$2,501	$259

Denominator:

Weighted average shares outstanding — basic	48,097	47,869
Effect of dilutive securities:
Stock options and warrants	4,169	5,744
Weighted average shares outstanding — diluted	52,266	53,613

Earnings per share — basic	$0.05	$0.01
Earnings per share — diluted	$0.05	$0.00

The following table summarizes the number of shares outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share because the impact would have been anti-dilutive for the fiscal years indicated (in thousands):

	2012	2011
Stock options	1,150	640
Warrants	5,532	358
Totals	6,682	998

NOTE 12 — Income Taxes

Income tax expense is as follows (in thousands):

	Fiscal year ended September 30,

	2012	2011

Current income tax expense:
Federal	$3	$—
State	31	61

	$34	$61

Deferred income tax expense:
Federal	$1,454	$1,149
State	243	191

	$1,697	$1,340

Total income tax expense	$1,731	$1,401

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 35% to the Company’s income before taxes as follows (in thousands):

	Fiscal year ended September 30,

	2012	2011

Computed “expected” income tax expense	$1,481	$581
State income taxes, net of federal benefit	178	163
True-up of prior year differences	18	(23)
Non-deductible amortization of notes payable	—	242
Change in fair value of derivatives	—	316
Other nondeductible expenses	54	122

Total income tax expense	$1,731	$1,401

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows (in thousands):

	As of September 30,

	2012	2011

Deferred tax assets — current:
Allowance for bad debts	$1,946	$1,611
Capitalization of costs to inventory	33	41
Inventory reserve	120	56
Deferred expenses	94	104
Accrued expenses	61	65

Deferred tax assets — current	2,254	1,877
Less: Valuation allowance	—	—

Net deferred tax assets — current	$2,254	$1,877

Deferred tax assets — non-current:
Net operating loss carry-forwards	$3,074	$3,287
Charitable contribution carry-forwards	5	2
Maximum tax credit carry-forward	3	—
Property and equipment	165	12

Deferred tax assets — non-current	3,247	3,301
Less: Valuation allowance	(17)	(17)

Net deferred tax assets — non-current	$3,230	$3,284

Deferred tax liability — non-current:
Deferred advertising	(8,651)	(6,631)

Deferred tax liability — non-current	$(8,651)	$(6,631)

Net deferred tax asset (liability)	$(3,167)	$(1,470)

As of September 30, 2012, the Company had net operating losses of approximately $8.0 million for federal income tax purposes and $7.3 million for Florida income tax purposes that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carry-forwards expire in various years through 2031. Of the total federal and Florida net operating losses, $46,000 are subject to limitations under the provisions of Internal Revenue Code section 382 due to a prior year ownership change.

As of September 30, 2012 and 2011, management determined a valuation allowance against the net deferred tax assets of $17,000. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company and its subsidiaries file a consolidated federal and Florida income tax return. One of the Company’s subsidiaries will file an additional separate state income tax return. These returns remain subject to examination by taxing authorities for all years after December 31, 2008.

For fiscal years 2012 and 2011, the Company recorded as part of its income tax expense an unrecognized tax benefit for certain state taxes of $26,000 and $52,000, respectively, and interest and/or penalties related to the unrecognized tax benefit of $4,000 and $9,000, respectively. The Company had $92,000 and $61,000 of total unrecognized tax benefits, including accrued interest and penalties that are included in accrued liabilities in the accompanying balance sheet as of September 30, 2012 and 2011, respectively. The state statutes and regulations and their applicability to specific situations vary by state.

The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits for the fiscal years ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011

Balance at October 1	$52	$—
Gross increases – tax positions in prior periods	—	31
Gross decreases – tax positions in prior periods	—	—
Gross increases – tax positions in current period	26	21
Gross decreases – tax positions in current period	—	—

Balance at September 30	$78	$52
Accrued interest and penalties	14	9

Total liability for unrecognized tax benefits	$92	$61

We do not believe it is reasonably possible that unrecognized tax benefits will significantly change within the next twelve months. We also do not believe that the recognition of any of the unrecognized tax benefits would affect the Company’s effective tax rate.

NOTE 13 — Commitments and Contingencies

Capital Lease Obligations

The Company leases certain computer equipment, software, office furniture, and warehouse equipment under capital leases. The net book value of these assets was $179,000 and $15,000 as of September 30, 2012, and 2011, respectively. The payment terms of the capital leases expire between November 2013 and June 2015.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2012 (in thousands):

Amount

Fiscal year ending September 30:
2013	$79
2014	71
2015	41

Total minimum lease payments	191
Less: Interest on capitalized lease obligations	(14)

Present value of capitalized lease obligations	177
Less: Current portion	(70)

Capitalized lease obligations, net of current portion	$107

The present value of capital lease obligations is included in other current liabilities and other long-term liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2012. Interest expense on capitalized leases was $6,000 and $6,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

Operating Leases

The Company leases various office and warehouse facilities, software, and equipment under non-cancelable operating leases that expire at various times through April 2016. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2012 are as follows (in thousands):

Amount
Fiscal year ending September 30:
2013	$1,025
2014	824
2015	105
2016	41
2017	—

Total minimum lease payments	$1,995

Rent, software, and equipment lease expense for the years ended September 30, 2012 and 2011, was $1,205,000 and $1,029,000, respectively.

Purchase Commitments

In May 2009, the Company entered into a long distance telephone service agreement that requires the company to purchase a minimum of $6,000 per month, excluding vendor rebates, of long distance service through December 2009. Effective January 2010, the agreement was revised to $10,000 per month, excluding additional vendor rebates. The long distance service agreement expires in April 2014. The Company purchased $161,000 and $225,000 of long distance service under the agreement for the fiscal years ended September 30, 2012 and 2011, respectively.

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

NOTE 14 — Concentration of Credit Risk

From time to time, the Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to $1,000 and $6,000 as of September 30, 2012 and 2011, respectively.

The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely accepts assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans, or policies covering its customers. Accounts receivable due from government sources under Medicare, Medicaid, and other federally funded programs was approximately 58% and 60% of total gross receivables as of September 30, 2012 and 2011, respectively.

A significant portion of the Company’s revenues are generated from the sale of urological products. As a result, changes in the external environment, including regulatory changes, could be beneficial or detrimental depending on market conditions. The impact of these changes cannot be determined at this time.

