Form 10-Q
period 2012-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2013-02-12
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2012

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-05663

LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0267292
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 7, 2013
Common Stock, $.001	48,176,749

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of December 31, 2012 (unaudited) and September 30, 2012
(In thousands, except dollar per share amounts)

	December 31,	September 30,
	2012	2012
Assets
Current Assets:
Cash	$4,431	$3,326
Accounts receivable, net of allowances of $5,022 and $5,044, respectively	9,200	10,365
Inventory, net of allowance for obsolete inventory of $362 and $310, respectively	2,426	2,627
Deferred taxes, current portion	2,310	2,254
Prepaid and other current assets	346	287
Total Current Assets	18,713	18,859
Property and equipment, net of accumulated depreciation of $3,035 and $2,888, respectively	1,411	1,250
Deferred advertising	23,032	22,426
Intangible assets, net of accumulated amortization of $107 and $91, respectively	223	239
Other assets	87	88
Total Assets	$43,466	$42,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,525	$6,537
Accrued liabilities	1,608	1,221
Other current liabilities	96	92
Total Current Liabilities	6,229	7,850
Deferred tax liability	6,283	5,421
Credit line facility	2,500	2,500
Other long-term liabilities	114	132
Total Liabilities	15,126	15,903

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,266 and 48,232 shares issued, respectively; 48,177 and 48,143 shares outstanding at December 31, 2012, and September 30, 2012, respectively	48	48
Additional paid-in capital	34,736	34,707
Accumulated deficit	(6,394)	(7,746)
Treasury stock, at cost; 89 shares at December 31, 2012, and September 30, 2012	(50)	(50)
Total Stockholders’ Equity	28,340	26,959
Total Liabilities and Stockholders’ Equity	$43,466	$42,862

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2012 and 2011
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2012	2011
Sales	$17,551	$14,796

Cost of Sales	6,573	6,003

Gross Profit	10,978	8,793

Operating Expenses
Payroll, taxes and benefits	3,843	3,464
Advertising	2,203	1,968
Bad debts	1,278	1,130
Depreciation and amortization	164	199
General and administrative	1,232	1,253
Total Operating Expenses	8,720	8,014

Income from Operations	2,258	779

Other Expense
Interest expense	(21)	(12)
Total Other Expense	(21)	(12)

Income before Income Taxes	2,237	767

Provision for Income Taxes	885	313

Net Income	$1,352	$454

Basic earnings per share:
Weighted average shares outstanding	48,147	48,057
Earnings per share	$0.03	$0.01

Diluted earnings per share:
Weighted average shares outstanding	52,143	52,321
Earnings per share	$0.03	$0.01

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended December 31, 2012
(Unaudited)
(in thousands)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2012	48,143	$48	$34,707	$(7,746)	$(50)	$26,959

Options issued to employees and directors	—	—	10	—	—	10
Common stock issued for employee stock purchase plan	34	—	19	—	—	19
Net income	—	—	—	1,352	—	1,352
Balance at December 31, 2012	48,177	$48	$34,736	$(6,394)	$(50)	$28,340

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2012 and 2011
(Unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2012	2011
Cash flow from operating activities:
Net Income	$1,352	$454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,310	2,123
Equity based compensation	10	38
Provision for doubtful accounts and contractual adjustments	1,335	1,163
Deferred income taxes	805	307
Reserve for inventory obsolescence	53	6
Changes in operating assets and liabilities:
Accounts receivable	(169)	(2,449)
Deferred advertising	(2,753)	(2,700)
Inventory	148	119
Other assets	(57)	(175)
Accounts payable	(2,013)	(945)
Accrued liabilities	393	142
Other liabilities	3	(27)
Net Cash Flow Provided by (Used in) Operating Activities	1,417	(1,944)

Cash flow from investing activities:
Purchase of property and equipment	(308)	(40)
Net Cash Flow Used in Investing Activities	(308)	(40)

Cash flow from financing activities:
Proceeds from employee stock purchase plan	13	20
Proceeds from credit line facility	—	1,000
Payments of debt and capital lease obligations	(17)	(7)
Net Cash Flow Provided by (Used in) Financing Activities	(4)	1,013

Net increase (decrease) in cash	1,105	(971)

Cash at beginning of period	3,326	3,016
Cash at end of period	$4,431	$2,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$12
Cash paid for income taxes	$5	$—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowing	$—	$18

See accompanying notes to unaudited condensed consolidated financial statements.

 Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Unaudited Condensed Consolidated Financial Statements

December 31, 2012

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, that was filed with the SEC on December 20, 2012. The results of operations for the three months ended December 31, 2012, are not necessarily indicative of the results to be expected for the full year.

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

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. There were no material changes to our significant accounting policies during the interim period ended December 31, 2012.

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. The guidance affects health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though the entities do not assess a patient’s ability to pay. All other entities would continue to present the provision for bad debts (including bad debts associated with patient service revenue) as an operating expense. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable are also required. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. The adoption of this guidance on October 1, 2012, did not have a material impact on our financial position, results of operations or cash flows.

 Note 3 — Credit Line Facility

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

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of December 31, 2012, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of December 31, 2012, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. As of December 31, 2012, the availability under the PNC Credit Line Facility was $4,682,000 with an outstanding balance of $2,500,000. The outstanding balance has been classified as non-current since the due date under the credit line facility is February 2014, and a borrowing base in excess of amounts outstanding as of December 31, 2012, will be maintained as a result of expected collateral levels. The interest rate as of December 31, 2012, for the outstanding balance was 2.96%. For the three months ended December 31, 2012 and 2011, the Company incurred $19,000 and $12,000, respectively, in interest expense related to the PNC Credit Line Facility.

Note 4 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the three months ended December 31, 2012, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2012	5,532,333	$1.09
Issued	—	—
Exercised	—	—
Expired	(125,000)	2.00
Balance at December 31, 2012	5,407,333	$1.05

Options

In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of December 31, 2012, a total of 3,921,009 options were outstanding.

Employee & Director Stock Options

The weighted-average grant date fair value of options granted during the three months ended December 31, 2012, was $0.29. There were no options granted during the three months ended December 31, 2011. There were no options exercised during the three months ended December 31, 2012 and 2011. The fair values of stock-based awards granted during the three months ended December 31, 2012, were calculated with the following weighted-average assumptions:

2012
Risk-free interest rate:	0.34%
Expected term:	3.12 years
Expected dividend yield:	0.00%
Expected volatility:	50.58%

For the three months ended December 31, 2012 and 2011, the Company recorded $5,000 and $30,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of December 31, 2012, there was $25,000 in total unrecognized compensation expense related to non-vested employee and director stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.75 years.

Stock option activity for the three months ended December 31, 2012, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at October 1, 2012	2,035,000	$0.97	1.74	$92,150
Granted	100,000	.83
Expired or forfeited	(80,000)	1.20
Options outstanding at December 31, 2012	2,055,000	$0.95	1.59	$44,550
Options exercisable at December 31, 2012	1,955,000	$0.96	1.43	$44,550
Options vested or expected to vest at December 31, 2012	2,055,000	$0.95	1.59	$44,550

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

As of December 31, 2012, 404,680 shares of the Company’s common stock have been purchased through the ESPP, using $312,000 of proceeds received from employee payroll deductions. For the three months ended December 31, 2012 and 2011, the Company received $13,000 and $20,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the three months ended December 31, 2012 and 2011, the Company recognized $5,000 and $8,000, respectively, of compensation expense related to the ESPP.

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three months ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	For the three months
	ended December 31,
	2012	2011
Numerator:
Net income — basic & diluted	$1,352	$454

Denominator:
Weighted average shares outstanding — basic	48,147	48,057
Effect of dilutive securities:
Stock options and warrants	3,996	4,264
Weighted average shares outstanding — diluted	52,143	52,321

Earnings per share — basic	$0.03	$0.01
Earnings per share — diluted	$0.03	$0.01

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three months ended December 31, 2012 and 2011 (in thousands):

	For the three months
	ended December 31,
	2012	2011
Stock options	1,650	680
Warrants	5,407	358
Totals	7,057	1,038

Note 6 — Income Taxes

The provision for income taxes was $885,000 for the three months ended December 31, 2012. The effective tax rate was approximately 40% of the income before income taxes of $2,237,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. When used in this Quarterly Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date made. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of distributing or marketing activities, competitive and regulatory factors, and additional factors set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, under the caption “Risk Factors,” could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company included in our Annual Report on Forms 10-K for the year ended September 30, 2012, and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The following table shows our revenue streams, including new and recurring orders, for the three months ended December 31, 2012 and 2011, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer leads received during:	For the three months ended December 31,

	2012	2011

Pre-FY 2008	$598	$748
FY 2008	2,355	2,395
FY 2009	3,279	3,474
FY 2010	3,086	3,278
FY 2011	3,365	4,113
FY 2012	3,898	890
FY 2013	1,010	n/a

Total Revenues *	17,591	14,898
Other Sales and Adjustments	(40)	(102)

Net Sales	$17,551	$14,796

* Revenues include orders from new and recurring customers, net of contractual allowances. Revenue from new customers will impact comparisons between the periods for fiscal year 2013 and the corresponding periods from fiscal year 2012, especially revenue from new customers acquired during the latter portion of the fiscal years.

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

Results of Operations

The following table summarizes the results of operations for the three months ended December 31, 2012 and 2011, including percentage of sales (dollars in thousands):

	2012		2011
	Amount	%	Amount	%

Sales	$17,551	100.0	$14,796	100.0
Cost of Sales	6,573	37.5	6,003	40.6

Gross Profit	10,978	62.5	8,793	59.4
Operating Expenses	8,720	49.7	8,014	54.2

Income from Operations	2,258	12.8	779	5.3
Other Expense	(21)	(0.1)	(12)	(0.1)

Income before Income Taxes	2,237	12.7	767	5.2
Provision for Income Taxes	885	5.0	313	2.1

Net Income	$1,352	7.7	$454	3.1

Revenues

Sales for the three months ended December 31, 2012, increased by $2,755,000, or 18.6%, to $17,551,000, compared with sales of $14,796,000 for the three months ended December 31, 2011. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base. Our direct-response advertising expenditures for the three months ended December 31, 2012, were $2,753,000 compared with $2,700,000 for the three months ended December 31, 2011. We acquired 3,908 and 3,608 new customers during the three months ended December 31, 2012 and 2011, respectively.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three months ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011

New Customers *	$1,984	$1,757
Recurring Customer Base	15,607	13,141

Total Revenues, net of contractual allowances	$17,591	$14,898
Other Sales and Adjustments	(40)	(102)

Net Sales	$17,551	$14,796

* We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For the three months ended December 31, 2012, $1,010 of the net sales for new customers acquired was generated from leads received during the three months ended December 31, 2012. For the three months ended December 31, 2011, $890 of the net sales for new customers acquired was generated from leads received during the three months ended December 31, 2011. The remaining net sales from new customers acquired were generated from leads received during prior periods.

Gross Profit

Gross profit for the three months ended December 31, 2012, increased by $2,185,000, or 24.8%, to $10,978,000, compared with gross profit of $8,793,000 for the three months ended December 31, 2011. The increase was attributed to our increased sales volume for the three months ended December 31, 2012, compared with the three months ended December 31, 2011.

As a percentage of sales, gross profit increased by 3.1% for the three months ended December 31, 2012, compared with the three months ended December 31, 2011. 75% of the increase was due to favorable product / vendor mix within the urological and ostomy product lines. 25% of the increase was due to a reduction in the number of overnight and two-day deliveries to our customers, which decreased our shipping costs for the quarter.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three months ended December 31, 2012 and 2011, including percentage of sales (dollars in thousands):

	2012		2011
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, and benefits	$3,843	21.9	$3,464	23.4
Advertising	2,203	12.6	1,968	13.3
Bad debts	1,278	7.3	1,130	7.6
Depreciation and amortization	164	0.9	199	1.3
General and administrative	1,232	7.0	1,253	8.5

Total Operating Expenses	$8,720	49.7	$8,014	54.2

Payroll, taxes and benefits increased by $379,000, or 10.9%, to $3,843,000 for the three months ended December 31, 2012, compared with the three months ended December 31, 2011. The increase was attributed to an increase in staffing to manage the continuous growth of our recurring business. As of December 31, 2012, we had 348 active employees, compared with 309 at December 31, 2011.

Advertising expenses increased by $235,000, or 11.9%, to $2,203,000 for the three months ended December 31, 2012, compared with the three months ended December 31, 2011.

The majority of our advertising expenses is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three months ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Advertising Expenses:
Amortization of direct response costs	$2,147	$1,924
Other advertising expenses	56	44
Total Advertising Expenses	$2,203	$1,968

Direct response advertising costs are accumulated into quarterly cost pools and amortized separately. The amortization is the amount computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct response advertising cost pool. We have persuasive evidence that demonstrates future benefits are realized from our direct response advertising efforts beyond four years. Since the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases, we estimate future benefits for each advertising cost pool for a period of no longer than four years at each reporting period, which creates a “rolling” type amortization period. Once a particular cost pool has been amortized to a level where the difference between amortizing the cost pool over a “rolling” four-year period and amortizing the cost pool on a “straight-line” basis over a period shorter than four years is de minimis, we amortize the costs over a fixed time period based on current and expected future revenues. As a result of this policy, our direct response advertising costs are amortized over a period of approximately six years based on probable future net revenues updated at each reporting period.

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the three months ended December 31, 2012 and 2011. For presentation purposes, the quarterly advertising cost pools prior to fiscal year 2012 have been aggregated into fiscal years (dollars in thousands):

Actual Advertising	Grouped by Fiscal or Interim	Amortization Expense for the three months ended December 31,		Deferred Advertising Balance @
Spend	Period	2012	2011	12/31/2012
$1,567	FY2008	$10	$24	$22
4,191	FY2009	66	126	345
10,808	FY2010	343	511	2,826
15,245	FY2011	668	1,029	7,324
2,700	FY2012-Q1	147	234	1,765
2,858	FY2012-Q2	170	—	2,042
3,546	FY2012-Q3	236	—	2,749
4,009	FY2012-Q4	314	—	3,399
2,753	FY2013-Q1	193	—	2,560
Total Amortization Expense		$2,147	$1,924	$23,032

Bad debt expenses increased by $148,000, or 13.1%, to $1,278,000 for the three months ended December 31, 2012, compared with the three months ended December 31, 2011. The increases in bad debt expenses are due primarily to our increased sales levels.

Depreciation and amortization expenses decreased by $35,000, or 17.6%, to $164,000 for the three months ended December 31, 2012, compared with the three months ended December 31, 2011. The decrease in depreciation expense is primarily related to leasehold improvements that were fully depreciated as of the end of July 2012, which reduced our depreciation expense by $51,000 per quarter. This decrease was partially offset by depreciation expense related to purchases of property and equipment over the last year.

Purchases of property and equipment totaled $308,000 and $40,000 during the three months ended December 31, 2012 and 2011, respectively.

General and administrative expenses decreased by $21,000, or 1.7%, to $1,232,000 for the three months ended December 31, 2012, compared with the three months ended December 31, 2011. The decrease was due to reductions in answering service, selling, travel, and equipment lease expenses. These decreases were partially offset by increases in software, website, and computer related expenses. As a percentage of sales, general and administrative expenses decreased by 1.5% for the three months ended December 31, 2012, as compared with the three months ended December 31, 2011.

Income from Operations

Income from operations for the three months ended December 31, 2012, increased by $1,479,000, or 189.9%, to $2,258,000, compared with the three months ended December 31, 2011. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes as well as a reduction as a percentage of sales in payroll, advertising, bad debt, and general and administrative expenses.

Other Expenses

The following table shows a breakdown of other expense for the three months ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Other Expenses:
Interest Expense	$(21)	$(12)
Total Other Expenses	$(21)	$(12)

Other expenses for the three months ended December 31, 2012 and 2011, were interest expense related to our outstanding balance on our credit line facility.

Interest expense increased by $9,000 for the three months ended December 31, 2012, compared with the three months ended December 31, 2011, due to an increase of $1 million in borrowings under our credit line facility during the three months ended December 31, 2011.

 Income Taxes

The provision for income taxes was $885,000 for the three months ended December 31, 2012. The effective tax rate was approximately 40% of the income before income taxes of $2,237,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $313,000 for the three months ended December 31, 2011. The effective tax rate was approximately 41% of the income before income taxes of $767,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

 Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Cash Flows:
Net cash provided by (used in) operating activities	$1,417	$(1,944)
Net cash used in investing activities	(308)	(40)
Net cash provided by (used in) financing activities	(4)	1,013
Net increase (decrease) in cash	1,105	(971)
Cash at beginning of period	3,326	3,016
Cash at end of period	$4,431	$2,045

The Company had cash of $4,431,000 at December 31, 2012, compared with cash of $3,326,000 at September 30, 2012, an increase of $1,105,000. The increase in cash for the three months ended December 31, 2012, is primarily due to $1,417,000 of cash provided by our operating activities for the three months ended December 31, 2012, partially offset by $308,000 of net cash used in investing activities.

Operating Activities

Cash provided by operating activities was $1,417,000 for the three months ended December 31, 2012, which represents an improvement of $3,361,000 compared with cash used in operating activities of $1,944,000 for the three months ended December 31, 2011. The improvement in operating cash flows for the three months ended December 31, 2012, was primarily driven by additional net income of $898,000, an increase in non-cash charges of $876,000, and an improvement in the changes in operating assets and liabilities of $1,587,000 compared with the three months ended December 31, 2011. The improvement in the changes in operating assets and liabilities for the three months ended December 31, 2012, was primarily driven by an improvement of $2,280,000 in the change in accounts receivable, partially offset by a decrease of $817,000 in the change in accounts payable and accrued liabilities compared with the three months ended December 31, 2011.

The number of days of net accounts receivable outstanding decreased by 9.3 days to 47.2 days as of December 31, 2012, compared with 56.5 days as of September 30, 2012. The improvement was due to increased collections of accounts receivable, primarily from Medicare, during the three months ended December 31, 2012.

During the second half of fiscal year 2012, we experienced a significant increase in the number of Medicare pre-payment audits for claims that were submitted to one of the four Medicare regions. The results of these audits have not generated a significant number of denials and/or adjustments, and we expect to receive payment for most of these claims from Medicare. As a result, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. During the three months ended December 31, 2012, we saw a slight decrease in the number of pre-payment Medicare audits. As of December 31, 2012, we had approximately $450,000 of Medicare claims delayed due to pre-payment audits.

Investing Activities

During the three months ended December 31, 2012 and 2011, we purchased $308,000 and $40,000, respectively, of property and equipment to support our continued growth. The majority of the $308,000 of purchases, including leasehold improvements and computer equipment, during the three months ended December 31, 2012, was related to the build-out of a new 6,400 square-foot facility, which was completed in January 2013.

Financing Activities

During the three months ended December 31, 2012, cash used in financing activities was $4,000, which included $13,000 of proceeds from our employee stock purchase plan, offset by payments of $17,000 towards capital lease obligations.

During the three months ended December 31, 2011, cash provided by financing activities was $1,013,000, which included proceeds of $1,000,000 from the credit line facility and $20,000 of proceeds from our employee stock purchase plan, which was partially offset by capital lease payments of $7,000.

Outlook

We have increased sales from $14.8 million for the interim period ended December 31, 2011, to $17.6 million for the interim period ended December 31, 2012, and operating margins from 5.3% to 12.9% for the same periods. In addition, we have generated cash from operating activities of $2.8 million over the last twelve months, from January 2012 to December 2012.

We will continue to manage the levels of our direct response advertising spend to maximize profitability and cash flows for fiscal year 2013, which may result in slower top-line sales growth. Based on investments we have made in our employees, infrastructure, and technology, we expect to increase our operating margins and cash flows for fiscal year 2013 compared with fiscal year 2012.

As of December 31, 2012, we had $4.4 million of cash and $4.7 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.

At December 31, 2012, our current assets of $18,713,000 exceeded our current liabilities of $6,229,000 by $12,484,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended September 30, 2012, for a discussion of significant accounting policies, recent accounting pronouncements, and their effect, if any, on the Company.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	February 12, 2013
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	February 12, 2013
Robert J. Davis

