Form 10-Q
period 2013-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2013-05-15
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-05663

LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0267292 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2013
Common Stock, $.001	52,204,234

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2013 (unaudited) and September 30, 2012

(In thousands, except dollar per share amounts)

	March 31,	September 30,
	2013	2012
Assets
Current Assets:
Cash	$7,035	$3,326
Accounts receivable, net of allowance of $4,958 and $5,044, respectively	8,834	10,365
Inventory, net of allowance for obsolete inventory of $413 and $310, respectively	2,297	2,627
Deferred taxes, current portion	2,356	2,254
Prepaid and other current assets	413	287
Total Current Assets	20,935	18,859
Property and equipment, net of accumulated depreciation of $3,191 and $2,888, respectively	1,294	1,250
Deferred advertising	22,996	22,426
Intangible assets, net of accumulated amortization of $125 and $91, respectively	250	239
Other assets	101	88
Total Assets	$45,576	$42,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,453	$6,537
Accrued liabilities	1,640	1,221
Other current liabilities	99	92
Total Current Liabilities	6,192	7,850
Deferred tax liability	6,998	5,421
Credit line facility	2,500	2,500
Other long-term liabilities	89	132
Total Liabilities	15,779	15,903

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 48,266 and 48,232 shares issued, respectively; 48,177 and 48,143 shares outstanding at March 31, 2013, and September 30, 2012, respectively	48	48
Additional paid-in capital	34,773	34,707
Accumulated deficit	(4,974)	(7,746)
Treasury stock, at cost; 89 shares at March 31, 2013, and September 30, 2012	(50)	(50)
Total Stockholders’ Equity	29,797	26,959
Total Liabilities and Stockholders’ Equity	$45,576	$42,862

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2013 and 2012

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Sales	$16,734	$14,670	$34,285	$29,466

Cost of Sales	6,000	5,687	12,574	11,690

Gross Profit	10,734	8,983	21,711	17,776

Operating Expenses
Payroll, taxes and benefits	3,666	3,577	7,509	7,041
Advertising	2,269	1,972	4,471	3,940
Bad debts	1,167	843	2,445	1,973
Depreciation and amortization	174	210	338	409
General and administrative	1,100	1,243	2,332	2,496
Total Operating Expenses	8,376	7,845	17,095	15,859

Income from Operations	2,358	1,138	4,616	1,917

Other Expense
Interest expense	(21)	(20)	(42)	(32)
Total Other Expense	(21)	(20)	(42)	(32)

Income before Income Taxes	2,337	1,118	4,574	1,885

Provision for Income Taxes	917	448	1,802	761

Net Income	$1,420	$670	$2,772	$1,124

Basic earnings per share:
Weighted average shares outstanding	48,177	48,088	48,162	48,073
Earnings per share	$0.03	$0.01	$0.06	$0.02

Diluted earnings per share:
Weighted average shares outstanding	52,277	52,285	52,214	52,286
Earnings per share	$0.03	$0.01	$0.05	$0.02

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended March 31, 2013

(Unaudited)

(in thousands)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2012	48,143	$48	$34,707	$(7,746)	$(50)	$26,959

Options and warrants issued to employees and directors	—	—	47	—	—	47
Common stock issued for employee stock purchase plan	34	—	19	—	—	19
Net income	—	—	—	2,772	—	2,772
Balance at March 31, 2013	48,177	$48	$34,773	$(4,974)	$(50)	$29,797

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2013 and 2012

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2013	2012
Cash flow from operating activities:
Net Income	$2,772	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,708	4,262
Equity based compensation	47	81
Provision for doubtful accounts and contractual adjustments	2,479	1,994
Deferred income taxes	1,476	743
Reserve for inventory obsolescence	103	111
Changes in operating assets and liabilities:
Accounts receivable	(948)	(2,891)
Deferred advertising	(4,940)	(5,558)
Inventory	227	141
Other assets	(164)	(72)
Accounts payable	(2,084)	974
Accrued liabilities	395	(13)
Other liabilities	(1)	(51)
Net Cash Flow Provided by Operating Activities	4,070	845

Cash flow from investing activities:
Purchase of property and equipment	(347)	(101)
Net Cash Flow Used in Investing Activities	(347)	(101)

Cash flow from financing activities:
Proceeds from employee stock purchase plan	42	41
Proceeds from credit line facility	—	1,000
Costs associated with credit line facility	(21)	(21)
Payments of debt and capital lease obligations	(35)	(13)
Net Cash Flow Provided by (Used in) Financing Activities	(14)	1,007

Net increase in cash	3,709	1,751

Cash at beginning of period	3,326	3,016
Cash at end of period	$7,035	$4,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$31
Cash paid for income taxes	$47	$—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowing	$—	$18

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Unaudited Condensed Consolidated Financial Statements

March 31, 2013

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, that was filed with the SEC on December 20, 2012. The results of operations for the six months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., and Practica Medical Manufacturing

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. There were no material changes to our significant accounting policies during the interim period ended March 31, 2013.

Note 3 — Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including inventory and accounts receivable. Interest is payable on any advance at LIBOR plus 2.75%. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Line Facility originally expired in February 2013; however, in January 2012 and February 2013, the expiration was extended to February 2014 and February 2015, respectively, with all other terms and conditions remaining the same.

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2013, these financial covenants included:

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•	The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of March 31, 2013, the Company was in compliance with the above applicable financial covenants pursuant to the PNC Credit Line Facility. As of March 31, 2013, availability under the PNC Credit Line Facility was $4,347,000 with an outstanding balance of $2,500,000. The outstanding balance under the credit line facility has been classified as non-current since the due date of the outstanding balance is February 2015, and as a result of expected collateral levels, a borrowing base in excess of amounts outstanding as of March 31, 2013, will be maintained. The interest rate for the outstanding balance as of March 31, 2013, was 2.95%. For the six months ended March 31, 2013 and 2012, the Company incurred $37,000 and $29,000, respectively, in interest expense related to the PNC Credit Line Facility.

Note 4 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the six months ended March 31, 2013, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2012	5,532,333	1.09
Issued	—	—
Exercised	—	—
Expired	(488,000)	1.26
Balance at March 31, 2013	5,044,333	$1.07

Options

In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of March 31, 2013, options to purchase 3,921,009 shares were outstanding.

On April 8, 2013, Mr. Libratore exercised options to purchase 3,921,009 shares of the Company’s common stock at an exercise price of $0.0001 per share.

Employee and Director Options

The weighted-average grant date fair value of options granted during the six months ended March 31, 2013 was $0.29 per share. There were no options granted to employees or directors during the six months ended March 31, 2012. There were no options exercised by employees or directors during the six months ended March 31, 2013 and 2012. The fair values of stock-based awards granted during the six months ended March 31, 2013, were calculated with the following weighted-average assumptions:

2013
Risk-free interest rate:	0.40%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	46.87%

For the six months ended March 31, 2013 and 2012, the Company recorded $34,000 and $63,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of March 31, 2013, there is $84,000 in total unrecognized compensation expense related to non-vested employee options and director stock options and warrants granted, which is expected to be recognized over 1.5 years.

Stock option activity for the six months ended March 31, 2013, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Options:	Shares	Price	Life (Years)	Value
Outstanding at October 1, 2012	2,035,000	$0.97	1.74	$92,150
Granted	370,000	0.93
Expired or forfeited	(300,000)	0.87

Outstanding at March 31, 2013	2,105,000	$0.97	1.90	$190,600

Exercisable at March 31, 2013	1,802,500	$0.98	1.42	$179,600
Vested or expected to vest at March 31, 2013	2,105,000	$0.97	1.90	$190,600

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

As of March 31, 2013, 404,680 shares of the Company’s common stock have been purchased through the ESPP, using $312,000 of proceeds received from employee payroll deductions. For the six months ended March 31, 2013 and 2012, the Company received $42,000 and $41,000, respectively, through payroll deductions under the ESPP.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognizes compensation expense ratably over the offering period. If an employee elects to increase their payroll withholdings during the offering period, the increase is treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award is recognized as compensation expense at the date of the modification. Compensation expense is recognized only for shares that vest under the ESPP. For the six months ended March 31, 2013 and 2012, the Company recognized $13,000 and $17,000, respectively, of compensation expense related to the ESPP.

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	For the three months		For the six months
	ended March 31,		ended March 31,
	2013	2012	2013	2012
Numerator:
Net income — basic	$1,420	$670	$2,772	$1,124

Denominator:
Weighted average shares outstanding — basic	48,177	48,088	48,162	48,073
Effect of dilutive securities:
Stock options and warrants	4,100	4,197	4,052	4,213
Weighted average shares outstanding — diluted	52,277	52,285	52,214	52,286

Earnings per share — basic	$0.03	$0.01	$0.06	$0.02
Earnings per share — diluted	$0.03	$0.01	$0.05	$0.02

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or six months ended March 31, 2013 and 2012 (in thousands):

	For the three months		For the six months
Anti-dilutive shares (000’s):	ended March 31,		ended March 31,
	2013	2012	2013	2012
Stock options	1,440	1,150	1,540	680
Warrants	5,044	358	5,044	358
	6,484	1,508	6,584	1,038

Note 6 — Income Taxes

The provision for income taxes was $1,802,000 for the six months ended March 31, 2013. The effective tax rate was approximately 39% of the income before income taxes of $4,574,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $761,000 for the six months ended March 31, 2012. The effective tax rate was approximately 40% of the income before income taxes of $1,885,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Note 7 — Subsequent Events

On April 3, 2013, the Company’s Board of Directors approved a cash dividend of $0.02 per common share to its shareholders. A cash dividend of $0.02 per common share was paid on May 6, 2013, to all shareholders of record as of the close of business on April 22, 2013.

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

Business Overview

Liberator Medical Supply, Inc. (“Liberator Medical”), a wholly-owned subsidiary of the Company, is a leading, federally licensed, national direct-to-consumer provider of quality medical supplies to Medicare-eligible seniors. Accredited by The Joint Commission, our Company’s combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator is recognized for offering a simple, reliable way to purchase medical supplies needed on a regular, ongoing, recurring basis, with the convenience of direct billing to Medicare and private insurance. Liberator’s revenue primarily comes from supplying urological, ostomy, and diabetic medical supplies and mastectomy fashions. Customers may purchase by phone, mail, or the Internet. Repeat orders are confirmed with the customer and shipped when needed.

We market our products directly to consumers through our direct response advertising efforts. We target consumers with chronic conditions requiring a continuous supply of medical products that we can provide at attractive gross margins. Our advertising efforts do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve. We also generate new customers through referrals as a result of our regular communication with doctors’ offices, insurance groups, home health organizations, vendors, and existing customers.

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

The following table shows our revenue streams, including new and recurring orders, for the three and six months ended March 31, 2013 and 2012, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues	For the three months ended March 31,		For the six months ended March 31,
generated from customer
leads received during:	2013	2012	2013	2012

Pre-FY2008	$511	$598	$1,109	$1,346
FY 2008	2,223	2,339	4,578	4,734
FY 2009	3,095	3,288	6,374	6,762
FY 2010	2,905	3,044	5,991	6,322
FY 2011	3,116	3,528	6,481	7,641
FY 2012	3,259	1,692	7,157	2,582
FY 2013	1,725	n/a	2,735	n/a

Total Revenues *	$16,834	$14,489	$34,425	$29,387
Other Sales and Adjustments	(100)	181	(140)	79

Net Sales	$16,734	$14,670	$34,285	$29,466

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

Results of Operations

The following table summarizes the results of operations for the three and six months ended March 31, 2013 and 2012, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$16,734	100.0	$14,670	100.0	$34,285	100.0	$29,466	100.0
Cost of Sales	6,000	35.9	5,687	38.8	12,574	36.7	11,690	39.7
Gross Profit	10,734	64.1	8,983	61.2	21,711	63.3	17,776	60.3
Operating Expenses	8,376	50.0	7,845	53.5	17,095	49.9	15,859	53.8
Income from Operations	2,358	14.1	1,138	7.7	4,616	13.4	1,917	6.5
Other Expense	(21)	(0.1)	(20)	(0.1)	(42)	(.1)	(32)	(.1)
Income before Income Taxes	2,337	14.0	1,118	7.6	4,574	13.3	1,885	6.4
Provision for Income Taxes	917	5.5	448	3.0	1,802	5.2	761	2.6
Net Income	$1,420	8.5	$670	4.6	$2,772	8.1	$1,124	3.8

Revenues

Sales for the three months ended March 31, 2013, increased by $2,064,000, or 14.1%, to $16,734,000, compared with sales of $14,670,000 for the three months ended March 31, 2012. Sales for the six months ended March 31, 2013, increased by $4,819,000, or 16.4%, to $34,285,000, compared with sales of $29,466,000 for the six months ended March 31, 2012. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base.

Our direct-response advertising expenditures for the three months ended March 31, 2013, were $2,187,000 compared with $2,858,000 for the three months ended March 31, 2012. We acquired 2,916 and 2,971 new customers during the three months ended March 31, 2013 and 2012, respectively.

Our direct-response advertising expenditures for the six months ended March 31, 2013, were $4,940,000 compared with $5,558,000 for the six months ended March 31, 2012. We acquired 6,824 and 6,579 new customers during the six months ended March 31, 2013 and 2012, respectively.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three and six months ended March 31, 2013 and 2012 (dollars in thousands):

	For the three months ended March 31,		For the six months ended March 31,

Revenues generated by:	2013	2012	2013	2012

New Customers *	$2,524	$2,407	$4,508	$4,164
Recurring Customer Base	14,310	12,082	29,917	25,223

Total Revenues, net of contractual adjustments	$16,834	$14,489	$34,425	$29,387
Other Sales and Adjustments	(100)	181	(140)	79

Net Sales	$16,734	$14,670	$34,285	$29,466

* We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For the six months ended March 31, 2013, $2,735 of the net sales for new customers acquired was generated from leads received during the six months ended March 31, 2013. For the six months ended March 31, 2012, $2,582 of the net sales for new customers acquired was generated from leads received during the six months ended March 31, 2012. The remaining net sales from new customers acquired were generated from leads received during prior periods.

Gross Profit

Gross profit for the three months ended March 31, 2013, increased by $1,751,000, or 19.5%, to $10,734,000, compared with gross profit of $8,983,000 for the three months ended March 31, 2012. For the six months ended March 31, 2013, gross profit increased by $3,935,000, or 22.1%, to $21,711,000, compared with gross profit of $17,776,000. The increase was attributed to our increased sales volume for the three and six months ended March 31, 2013, compared with the three and six months ended March 31, 2012.

As a percentage of sales, gross profit increased by 2.9% and 3.0%, respectively, for the three and six months ended March 31, 2013, compared with the three and six months ended March 31, 2012. Approximately 70% of the increase was due to favorable product and vendor mix within the urological and ostomy product lines, and 30% of the increase was due to decreased shipping costs as a result of a reduction in the number of overnight and two-day deliveries to our customers.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three and six months ended March 31, 2013 and 2012, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$3,666	21.9	$3,577	24.4	$7,509	21.9	$7,041	23.9
Advertising	2,269	13.6	1,972	13.5	4,471	13.0	3,940	13.3
Bad debts	1,167	7.0	843	5.7	2,445	7.1	1,973	6.7
Depreciation and amortization	174	1.0	210	1.4	338	1.0	409	1.4
General and administrative	1,100	6.6	1,243	8.5	2,332	6.8	2,496	8.5

Total Operating Expenses	$8,376	50.1	$7,845	53.5	$17,095	49.8	$15,859	53.8

Payroll, taxes and benefits increased by $89,000, or 2.5%, to $3,666,000 for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Payroll, taxes and benefits increased by $468,000, or 6.70%, to $7,509,000 for the six months ended March 31, 2013, compared with the six months ended March 31, 2012. The increase was due to an increase in the number of employees to support our increased sales volume. As of March 31, 2013, we had 318 active employees, compared with 299 at March 31, 2012.

Advertising expenses increased by $297,000, or 15.1%, to $2,269,000 for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. For the six months ended March 31, 2013, advertising expenses increased by $531,000, or 13.5%, to $4,471,000, compared with the six months ended March 31, 2012.

The majority of our advertising expenses is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three and six months ended March 31, 2013 and 2012 (dollars in thousands):

	For the three months Ended March 31,		For the six months Ended March 31,
	2013	2012	2013	2012

Advertising Expenses:
Amortization of direct-response costs	$2,223	$1,929	$4,370	$3,853
Other advertising expenses	46	43	101	87
Total Advertising Expenses	$2,269	$1,972	$4,471	$3,940

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

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the six months ended March 31, 2013 and 2012. For presentation purposes, the quarterly advertising cost pools prior to fiscal year 2012 have been aggregated into fiscal years (dollars in thousands):

Actual Advertising	Grouped by Fiscal or Interim	Amortization Expense for the six months ended March 31,		Deferred Advertising Balance @
Spend	Period	2013	2012	3/31/2013
$1,567	FY2008	$19	$43	$13
4,191	FY2009	126	235	286
10,808	FY2010	682	972	2,487
15,245	FY2011	1,321	1,926	6,671
2,700	FY2012-Q1	288	447	1,624
2,858	FY2012-Q2	328	230	1,883
3,546	FY2012-Q3	447	—	2,538
4,009	FY2012-Q4	583	—	3,130
2,753	FY2013-Q1	417	—	2,336
2,187	FY2013-Q2	159	—	2,028
Total Amortization Expense		$4,370	$3,853	$22,996

Bad debt expenses increased by $324,000, or 38.4%, to $1,167,000 for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. For the six months ended March 31, 2013, bad debt expenses increased by $472,000, or 23.9%, compared with the six months ended March 31, 2012. The increases in bad debt expenses are due primarily to our increased sales levels.

Depreciation and amortization expenses decreased by $36,000, or 17.1%, to $174,000 for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. For the six months ended March 31, 2013, depreciation expense decreased by $71,000, or 17.4%. The decrease in depreciation expense was primarily related to leasehold improvements that were fully depreciated as of the end of July 2012, which reduced our depreciation expense by $51,000 per quarter. This decrease was partially offset by depreciation expense related to purchases of property and equipment over the last year.

Purchases of property and equipment totaled $347,000 and $119,000 during the six months ended March 31, 2013 and 2012, respectively.

General and administrative expenses decreased by $143,000, or 11.5%, to $1,100,000 for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. For the six months ended March 31, 2013, general and administrative expenses decreased by $164,000, or 6.6%, compared with the six months ended March 31, 2012. The decrease is due to reductions in professional fees and answering service expenses, partially offset by an increase in software support costs.

Income from Operations

Income from operations for the three months ended March 31, 2013, increased by $1,220,000, or 107.2%, to $2,358,000, compared with the three months ended March 31, 2012. For the six months ended March 31, 2013, income from operations increased by $2,699,000, or 140.8%, to $4,616,000, compared with the six months ended March 31, 2012. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes as well as a reduction as a percentage of sales in payroll, advertising, and general and administrative expenses, partially offset by an increase in bad debts expense.

Other Expense

The following table shows a breakdown of other income (expense) for the three and six months ended March 31, 2013 and 2012 (dollars in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Other Expense
Interest Expense	$(21)	$(20)	$(42)	$(32)
Total Other Expense	$(21)	$(20)	$(42)	$(32)

Other expenses for the three and six months ended March 31, 2013 and 2012 were interest expense related to our outstanding balance on our credit line facility.

For the six months ended March 31, 2013, interest expense increased by $10,000, compared with the six months ended March 31, 2012, due to an increase of $1 million in borrowings under our credit line facility during the first quarter of fiscal year 2012.

Income Taxes

The provision for income taxes was $1,802,000 for the six months ended March 31, 2013. The effective tax rate was approximately 39% of the income before income taxes of $4,574,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $761,000 for the six months ended March 31, 2012. The effective tax rate was approximately 40% of the income before income taxes of $1,885,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Six Months Ended
	March 31,
	2013	2012
Cash Flows:
Net cash provided by operating activities	$4,070	$845
Net cash used in investing activities	(347)	(101)
Net cash provided by (used in) financing activities	(14)	1,007
Net increase in cash	3,709	1,751
Cash at beginning of period	3,326	3,016
Cash at end of period	$7,035	$4,767

The Company had cash of $7,035,000 at March 31, 2013, compared with cash of $3,326,000 at September 30, 2012, an increase of $3,709,000. The increase in cash for the six months ended March 31, 2013, is primarily due to $4,070,000 of cash generated by our operating activities for the six months ended March 31, 2013, partially offset by $347,000 of net cash used in investing activities.

Operating Activities

Cash provided by operating activities was $4,070,000 for the six months ended March 31, 2013, which represents an improvement of $3,225,000 compared with cash provided by operating activities of $845,000 for the three months ended March 31, 2012. The improvement in operating cash flows for the six months ended March 31, 2013, was primarily driven by additional net income of $1,648,000 and an increase in non-cash charges of $1,622,000, partially offset by a decrease in changes in operating assets and liabilities of $45,000 compared with the six months ended March 31, 2012. The decrease in the changes in operating assets and liabilities for the six months ended March 31, 2013, compared with the six months ended March 31, 2012, was primarily driven by a decrease of $2,650,000 in the changes in accounts payable and accrued liabilities, partially offset by a decrease of $1,943,000 in the change in accounts receivable and a decrease in direct-response advertising expenditures of $618,000.

The number of days of net accounts receivable outstanding decreased by 9.0 days to 47.5 days as of March 31, 2013, compared with 56.5 days as of September 30, 2012. The reduction in the number of days of net accounts receivable outstanding was due to an improvement in accounts receivable collection efforts, primarily from Medicare, during the six months ended March 31, 2013.

During the second half of fiscal year 2012, we experienced a significant increase in the number of Medicare pre-payment audits for claims that were submitted to one of the four Medicare regions. The results of these audits have not generated a significant number of denials and/or adjustments, and we expect to receive payment for most of these claims from Medicare. As a result, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. During the three months ended March 31, 2013, we saw an increase in the number of pre-payment Medicare audits. As of March 31, 2013, we had approximately $600,000 of Medicare claims delayed due to pre-payment audits.

Investing Activities

During the six months ended March 31, 2013 and 2012, we purchased $347,000 and $101,000, respectively, of property and equipment to support our continued growth. The majority of the $347,000 of purchases, including leasehold improvements and computer equipment, during the six months ended March 31, 2013, were related to the build-out of a new 6,400 square-foot facility, which was completed in January 2013.

Financing Activities

During the six months ended March 31, 2013, cash used in financing activities was $14,000, which included $42,000 of proceeds from our employee stock purchase plan, offset by payments of $21,000 for costs associated with the renewal of our PNC Credit Line Facility (see Item 1. Financial Statements, Note 3) and payments of $35,000 toward capital lease obligations.

During the six months ended March 31, 2012, cash provided by financing activities was $1,007,000, which included proceeds of $1,000,000 from our credit line facility and $41,000 of proceeds from our employee stock purchase plan, partially offset by payments of $21,000 for costs associated with the renewal of our PNC Credit Line Facility (see Item 1. Financial Statements, Note 3) and payments of $13,000 toward capital lease obligations.

Outlook

We have increased sales from $29.5 million for the six months ended March 31, 2012, to $34.3 million for the six months ended March 31, 2013, and operating margins from 6.5% to 13.4% for the same periods. In addition, we have generated cash from operating activities of $4.1million for the six months ended March 31, 2012.

We will continue to manage the levels of our direct response advertising spend to maximize profitability and cash flows for fiscal year 2013, which may result in slower top-line sales growth. Based on investments we have made in our employees, infrastructure, and technology, we expect to increase our operating margins and cash flows for fiscal year 2013 compared with fiscal year 2012.

As of March 31, 2013, we had $7.0 million of cash and $4.3 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.

At March 31, 2013, our current assets of $20,935,000 exceeded our current liabilities of $6,192,000 by $14,743,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	May 15, 2013
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	May 15, 2013
Robert J. Davis

