Form 10-Q
period 2013-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2013-08-09
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2013
Common Stock, $.001	52,376,133

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2013 (unaudited) and September 30, 2012

(In thousands, except dollar per share amounts)

	June 30,	September 30,
	2013	2012
Assets
Current Assets:
Cash	$10,610	$3,326
Accounts receivable, net of allowance of $4,984 and $5,044, respectively	8,380	10,365
Inventory, net of allowance for obsolete inventory of $467 and $310, respectively	1,923	2,627
Deferred taxes, current portion	2,365	2,254
Prepaid and other current assets	346	287
Total Current Assets	23,624	18,859
Property and equipment, net of accumulated depreciation of $3,344 and $2,888, respectively	1,155	1,250
Deferred advertising	22,915	22,426
Intangible assets, net of accumulated amortization of $144 and $91, respectively	232	239
Other assets	99	88
Total Assets	$48,025	$42,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,255	$6,537
Accrued liabilities	2,442	1,221
Dividends payable	1,572	-
Other current liabilities	100	92
Total Current Liabilities	8,369	7,850
Deferred tax liability	7,685	5,421
Credit line facility	2,500	2,500
Other long-term liabilities	64	132
Total Liabilities	18,618	15,903

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 52,490 and 48,232 shares issued, respectively; 52,401 and 48,143 shares outstanding at June 30, 2013, and September 30, 2012, respectively	52	48
Additional paid-in capital	34,981	34,707
Accumulated deficit	(5,576)	(7,746)
Treasury stock, at cost; 89 shares at June 30, 2013, and September 30, 2012	(50)	(50)
Total Stockholders’ Equity	29,407	26,959
Total Liabilities and Stockholders’ Equity	$48,025	$42,862

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2013 and 2012

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Sales	$17,491	$14,961	$51,776	$44,427

Cost of Sales	6,598	5,836	19,172	17,526

Gross Profit	10,893	9,125	32,604	26,901

Operating Expenses
Payroll, taxes and benefits	3,570	3,526	11,079	10,567
Advertising	2,146	1,956	6,617	5,896
Bad debts	541	1,028	2,986	3,001
Depreciation and amortization	171	206	509	615
General and administrative	1,109	1,242	3,441	3,738
Total Operating Expenses	7,537	7,958	24,632	23,817

Income from Operations	3,356	1,167	7,972	3,084

Other Expense
Interest expense	(20)	(21)	(62)	(53)
Total Other Expense	(20)	(21)	(62)	(53)

Income before Income Taxes	3,336	1,146	7,910	3,031

Provision for Income Taxes	1,322	470	3,124	1,231

Net Income	$2,014	$676	$4,786	$1,800

Basic earnings per share:
Weighted average shares outstanding	51,837	48,098	49,387	48,081
Earnings per share	$0.04	$0.01	$0.10	$0.04

Diluted earnings per share:
Weighted average shares outstanding	52,393	52,279	52,386	52,273
Earnings per share	$0.04	$0.01	$0.09	$0.03

Dividends declared per common share *	$0.05	-	$0.05	$-

* Two quarterly dividends were declared during the three months ended June 30, 2013.

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended June 30, 2013

(Unaudited)

(in thousands)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2012	48,143	$48	$34,707	$(7,746)	$(50)	$26,959

Options and warrants issued to employees and directors	-	-	63	-	-	63
Common stock issued for exercise of options and warrants	4,148	4	149	-	-	153
Common stock issued for employee stock purchase plan	110	-	62	-	-	62
Net income	-	-	-	4,786	-	4,786
Cash dividends declared, $0.05 per share	-	-	-	(2,616)	-	(2,616)
Balance at June 30, 2013	52,401	$52	$34,981	$(5,576)	$(50)	$29,407

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2013 and 2012

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flow from operating activities:
Net Income	$4,786	$1,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,996	6,386
Equity based compensation	63	115
Provision for doubtful accounts and contractual adjustments	3,214	3,039
Deferred income taxes	2,153	1,208
Reserve for inventory obsolescence	157	98
Changes in operating assets and liabilities:
Accounts receivable	(1,230)	(5,220)
Deferred advertising	(6,975)	(9,104)
Inventory	547	344
Other assets	(95)	(252)
Accounts payable	(2,282)	(20)
Accrued liabilities	1,234	326
Other liabilities	(7)	(78)
Net Cash Flow Provided by (Used in) Operating Activities	8,561	(1,358)

Cash flow from investing activities:
Purchase of property and equipment	(361)	(112)
Net Cash Flow Used in Investing Activities	(361)	(112)

Cash flow from financing activities:
Proceeds from exercise of options and warrants	153	-
Proceeds from employee stock purchase plan	48	56
Proceeds from credit line facility	-	1,000
Costs associated with credit line facility	(21)	(21)
Cash dividends paid	(1,044)	-
Payments of debt and capital lease obligations	(52)	(22)
Net Cash Flow Provided by (Used in) Financing Activities	(916)	1,013

Net increase (decrease) in cash	7,284	(457)

Cash at beginning of period	3,326	3,016
Cash at end of period	$10,610	$2,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$51
Cash paid for income taxes	$104	$-

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowing	$-	$120
Cash dividends declared, but not yet paid	$1,572	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Unaudited Condensed Consolidated Financial Statements

June 30, 2013

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, that was filed with the SEC on December 20, 2012. The results of operations for the nine months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., and Practica Medical Manufacturing.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. There were no material changes to our significant accounting policies during the interim period ended June 30, 2013.

Note 3 — Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including accounts receivable and inventory. Interest is payable on any advance at LIBOR plus 2.75%. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Line Facility originally expired in February 2013; however, in January 2012 and February 2013, the expiration was extended to February 2014 and February 2015, respectively, with all other terms and conditions remaining the same.

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2013, these financial covenants included:

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of June 30, 2013, the Company was in compliance with the above applicable financial covenants pursuant to the PNC Credit Line Facility. As of June 30, 2013, availability under the PNC Credit Line Facility was $4,102,000 with an outstanding balance of $2,500,000. The outstanding balance under the credit line facility has been classified as non-current since the due date of the outstanding balance is February 2015, and as a result of expected collateral levels, a borrowing base in excess of amounts outstanding as of June 30, 2013, will be maintained. The interest rate for the outstanding balance as of June 30, 2013, was 2.95%. For the nine months ended June 30, 2013 and 2012, the Company incurred $56,000 and $50,000, respectively, in interest expense related to the PNC Credit Line Facility.

Note 4 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the nine months ended June 30, 2013, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2012	5,532,333	$1.09
Issued	—	—
Exercised *	(16,000)	1.00
Expired	(5,283,000)	1.00
Balance at June 30, 2013	233,333	$2.50

* 10,000 of the shares exercised during the period were exercised on a cashless basis, which resulted in the issuance of 476 shares of common stock issued to the warrant holder.

Options

In connection with the conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001. As of September 30, 2012, options to purchase 3,921,009 shares were outstanding.

In April 2013, Mr. Libratore exercised options to purchase 3,921,009 shares of the Company’s common stock at an exercise price of $0.0001 per share. As of June 30, 2013, there were no options, related to Mr. Libratore’s debt conversion, outstanding.

Employee and Director Options

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2013 was $0.29 per share. There were no options granted to employees or directors during the nine months ended June 30, 2012.  The fair values of stock-based awards granted during the nine months ended June 30, 2013, were calculated with the following weighted-average assumptions:

2013
Risk-free interest rate:	0.40%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	46.87%

For the nine months ended June 30, 2013 and 2012, the Company recorded $45,000 and $92,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of June 30, 2013, there is $64,000 in total unrecognized compensation expense related to non-vested employee options and director stock options and warrants granted, which is expected to be recognized over 1.25 years.

Stock option activity for the nine months ended June 30, 2013, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee and Director Options:	Shares	Price	Life (Years)	Value
Outstanding at October 1, 2012	2,035,000	$0.97	1.74	$92,150
Granted	370,000	0.93
Exercised	(220,000)	0.67
Expired or forfeited	(565,000)	0.82

Outstanding at June 30, 2013	1,620,000	$1.05	2.12	$463,600

Exercisable at June 30, 2013	1,357,500	$1.07	1.63	$361,525
Vested or expected to vest at June 30, 2013	1,620,000	$1.05	2.12	$463,600

2009 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) provided a means by which employees of the Company were given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares that were offered under the ESPP was 500,000 shares of the Company’s common stock, subject to changes authorized by the Board of Directors of the Company. Shares were offered through consecutive offering periods with durations of approximately six (6) months, commencing on the first trading day on or after June 1 and November 30 of each year and terminating on the last trading day before the commencement of the next offering period. The ESPP was intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The ESPP allowed employees to designate up to 15% of their cash compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the exercise date, which is the last trading day of the offering period. Employees who owned stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s common stock were not eligible to participate in the ESPP.

As of June 30, 2013, 481,579 shares of the Company’s common stock had been purchased through the ESPP, using $355,000 of proceeds received from employee payroll deductions. For the nine months ended June 30, 2013 and 2012, the Company received $48,000 and $56,000, respectively, through payroll deductions under the ESPP.

As of June 30, 2013, the Company had not authorized additional shares to be offered under the ESPP, effectively suspending the plan.

The Company used the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognized compensation expense ratably over the offering period. If an employee elected to increase their payroll withholdings during the offering period, the increase was treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award was recognized as compensation expense at the date of the modification. Compensation expense was recognized only for shares that vested under the ESPP. For the nine months ended June 30, 2013 and 2012, the Company recognized $18,000 and $23,000, respectively, of compensation expense related to the ESPP.

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Numerator:
Net income — basic	$2,014	$676	$4,786	$1,800

Denominator:
Weighted average shares outstanding — basic	51,837	48,098	49,387	48,081
Effect of dilutive securities:
Stock options and warrants	556	4,181	2,999	4,192
Weighted average shares outstanding — diluted	52,393	52,279	52,386	52,273

Earnings per share — basic	$0.04	$0.01	$0.10	$0.04
Earnings per share — diluted	$0.04	$0.01	$0.09	$0.03

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or nine months ended June 30, 2013 and 2012 (in thousands):

	For the three months		For the nine months
Anti-dilutive shares (000’s):	ended June 30,		ended June 30,
	2013	2012	2013	2012
Stock options	850	1,150	1,420	1,150
Warrants	233	5,532	233	5,532
	1,083	6,682	1,653	6,682

Note 6 — Income Taxes

The provision for income taxes was $3,124,000 for the nine months ended June 30, 2013. The effective tax rate was approximately 39% of the income before income taxes of $7,910,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

The following table shows our revenue streams, including new and recurring orders, for the three and nine months ended June 30, 2013 and 2012, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer leads received during:	For the three months ended June 30,		For the nine months ended June 30,

	2013	2012	2013	2012

Pre-FY 2008	$541	$635	$1,650	$1,981
FY 2008	2,136	2,246	6,714	6,980
FY 2009	3,000	3,219	9,374	9,981
FY 2010	2,799	3,046	8,790	9,368
FY 2011	3,122	3,368	9,603	11,009
FY 2012	3,230	2,622	10,387	5,204
FY 2013	2,485	n/a	5,220	n/a

Total Revenues *	$17,313	$15,136	$51,738	$44,523
Other Sales and Adjustments	178	(175)	38	(96)

Net Sales	$17,491	$14,961	$51,776	$44,427

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

Results of Operations

The following table summarizes the results of operations for the three and nine months ended June 30, 2013 and 2012, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$17,491	100.0	$14,961	100.0	$51,776	100.0	$44,427	100.0
Cost of Sales	6,598	37.7	5,836	39.0	19,172	37.0	17,526	39.4
Gross Profit	10,893	62.3	9,125	6.01	32,604	63.0	26,901	60.6
Operating Expenses	7,537	43.1	7,958	53.2	24,632	47.6	23,817	53.6
Income from Operations	3,356	19.2	1,167	7.8	7,972	15.4	3,084	7.0
Other Expense	(20)	(0.1)	(21)	(0.1)	(62)	(0.1)	(53)	(0.1)
Income before Income Taxes	3,336	19.1	1,146	7.7	7,910	15.3	3,031	6.9
Provision for Income Taxes	1,322	7.6	470	3.1	3,124	6.0	1,231	2.8
Net Income	$2,014	11.5	$676	4.5	$4,786	9.2	$1,800	4.1

Revenues

Sales for the three months ended June 30, 2013, increased by $2,530,000, or 16.9%, to $17,491,000, compared with sales of $14,961,000 for the three months ended June 30, 2012. Sales for the nine months ended June 30, 2013, increased by $7,349,000, or 16.5%, to $51,776,000, compared with sales of $44,427,000 for the nine months ended June 30, 2012. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base.

Our direct-response advertising expenditures for the three months ended June 30, 2013, were $2,036,000 compared with $3,546,000 for the three months ended June 30, 2012. We acquired 2,903 and 3,315 new customers during the three months ended June 30, 2013 and 2012, respectively.

Our direct-response advertising expenditures for the nine months ended June 30, 2013, were $6,975,000 compared with $9,104,000 for the nine months ended June 30, 2012. We acquired 9,727 and 9,894 new customers during the nine months ended June 30, 2013 and 2012, respectively.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands):

Revenues generated by:	For the three months ended June 30,		For the nine months ended June 30,

	2013	2012	2013	2012

New Customers *	$3,466	$3,341	$7,974	$7,505
Recurring Customer Base	13,846	11,795	43,764	37,018

Total Revenues, net of contractual adjustments	$17,312	$15,136	$51,738	$44,523
Other Sales and Adjustments	179	(175)	38	(96)

Net Sales	$17,491	$14,961	$51,776	$44,427

* We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For the nine months ended June 30, 2013, $5,220 of the net sales for new customers acquired was generated from leads received during the nine months ended June 30, 2013. For the nine months ended June 30, 2012, $5,204 of the net sales for new customers acquired was generated from leads received during the nine months ended June 30, 2012. The remaining net sales from new customers acquired were generated from leads received during prior periods.

Gross Profit

Gross profit for the three months ended June 30, 2013, increased by $1,768,000, or 19.4%, to $10,893,000, compared with gross profit of $9,125,000 for the three months ended June 30, 2012. For the nine months ended June 30, 2013, gross profit increased by $5,703,000, or 21.2%, to $32,604,000, compared with gross profit of $26,901,000. The increase was attributed to our increased sales volume for the three and nine months ended June 30, 2013, compared with the three and nine months ended June 30, 2012.

As a percentage of sales, gross profit increased by 1.3% and 2.4%, respectively, for the three and nine months ended June 30, 2013, compared with the three and nine months ended June 30, 2012.  Approximately three-fourths of the increase was due to favorable product and vendor mix within the urological and ostomy product lines, and one-fourth of the increase was due to decreased shipping costs as a result of a reduction in the number of overnight and two-day deliveries to our customers and decreased shipping rates due to higher sales volumes.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three and nine months ended June 30, 2013 and 2012, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, & benefits	$3,570	20.4	$3,526	23.5	$11,079	21.4	$10,567	23.8
Advertising	2,146	12.3	1,956	13.1	6,617	12.8	5,896	13.2
Bad debts	541	3.1	1,028	6.9	2,986	5.8	3,001	6.8
Depreciation and amortization	171	1.0	206	1.4	509	1.0	615	1.4
General and administrative	1,109	6.3	1,242	8.3	3,441	6.6	3,738	8.4

Total Operating Expenses	$7,537	43.1	$7,958	53.2	$24,632	47.6	$23,817	53.6

Payroll, taxes and benefits increased by $44,000, or 1.3%, to $3,570,000 for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. Payroll, taxes and benefits increased by $512,000, or 4.9%, to $11,079,000 for the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012.   As of June 30, 2013, we had 297 active employees, compared with 313 at June 30, 2012. Even though the number of employees decreased by 16 employees from June 30, 2012, to June 30, 2013, the average number of employees (322) during the nine months ended June 30, 2013, was higher compared with the average number of employees (307) during the nine months ended June 30, 2012, to support our increased sales volumes.

As a result of process and system enhancements implemented over the last year and continued growth of our recurring revenue as a percentage of our total revenue, our payroll expenses as a percentage of sales decreased by 3.1% for the three months ended June 30, 2013, and 2.4% for the nine months ended June 30, 2013, compared with the respective periods ended June 30, 2012.

Advertising expenses increased by $190,000, or 9.7%, to $2,146,000 for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. For the nine months ended June 30, 2013, advertising expenses increased by $721,000, or 12.2%, to $5,896,000, compared with the nine months ended June 30, 2012.

The majority of our advertising expenses is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands):

	For the three months Ended June 30,		For the nine months Ended June 30,
	2013	2012	2013	2012
Advertising Expenses:
Amortization of direct-response costs	$2,117	$1,918	$6,487	$5,770
Other advertising expenses	29	38	130	126
Total Advertising Expenses	$2,146	$1,956	$6,617	$5,896

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

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the nine months ended June 30, 2013 and 2012. For presentation purposes, the quarterly advertising cost pools prior to fiscal year 2012 have been aggregated into fiscal years (dollars in thousands):

Actual Advertising Spend	Grouped by Fiscal or Interim Period	Amortization Expense for the nine months ended June 30,		Deferred Advertising Balance @ 6/30/2013
		2013	2012
$1,567	FY2008	$25	$57	$5
4,191	FY2009	179	315	232
10,808	FY2010	1,010	1,350	2,159
15,245	FY2011	1,935	2,689	6,058
2,700	FY2012-Q1	411	622	1,502
2,858	FY2012-Q2	467	453	1,745
3,546	FY2012-Q3	628	284	2,357
4,009	FY2012-Q4	802	—	2,911
2,753	FY2013-Q1	580	—	2,173
2,187	FY2013-Q2	318	—	1,869
2,036	FY2013-Q3	132	—	1,904
Total Amortization Expense		$6,487	$5,770	$22,915

Bad debt expenses decreased by $487,000, or 47.4%, to $541,000 for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. For the nine months ended June 30, 2013, bad debt expenses decreased by $15,000, or 0.5%, compared with the nine months ended June 30, 2012. The decreases in bad debt expenses were due to improvements in our billing and collection processes implemented over the last year and an increase in the number of employees in our accounts receivable department, which resulted in increased collections of accounts receivable as a percentage of sales for the period.

Depreciation and amortization expenses decreased by $35,000, or 17.0%, to $171,000 for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. For the nine months ended June 30, 2013, depreciation expense decreased by $106,000, or 17.2%.  The decrease in depreciation expense was primarily related to leasehold improvements that were fully depreciated as of the end of July 2012, which reduced our depreciation expense by $51,000 per quarter. This decrease was partially offset by depreciation expense related to purchases of property and equipment over the last year.

Purchases of property and equipment totaled $361,000 and $232,000 during the nine months ended June 30, 2013 and 2012, respectively.

General and administrative expenses decreased by $133,000, or 10.7%, to $1,109,000 for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. For the nine months ended June 30, 2013, general and administrative expenses decreased by $297,000, or 8.0%, compared with the nine months ended June 30, 2012. The decrease is due to reductions in professional fees, answering service expenses, and selling expenses, partially offset by an increase in software support costs.

Income from Operations

Income from operations for the three months ended June 30, 2013, increased by $2,189,000, or 187.6%, to $3,356,000, compared with the three months ended June 30, 2012. For the nine months ended June 30, 2013, income from operations increased by $4,888,000, or 158.5%, to $7,972,000, compared with the nine months ended June 30, 2012. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes as well as a reduction as a percentage of sales in payroll, advertising, general and administrative expenses, and bad debt expense.

Other Expense

Other expenses for the three and nine months ended June 30, 2013 and 2012, were interest expense related to our outstanding balance on our credit line facility.

For the nine months ended June 30, 2013, interest expense increased by $9,000 compared with the nine months ended June 30, 2012, due to an increase of $1 million in borrowings under our credit line facility during the first quarter of fiscal year 2012.

Income Taxes

The following table provides a breakdown of our income tax expenses for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Current income tax expense:
Federal	$533	$—	$772	$3
State	111	6	198	20

Total current income tax expense	$644	$6	$970	$23

Deferred income tax expense:
Federal	$587	$398	$1,871	$1,035
State	91	66	283	173
Total deferred income tax expense	$678	$464	$2,154	$1,208

Provision for Income Taxes	$1,322	$470	$3,124	$1,231

As of September 30, 2012, the Company had net operating losses of approximately $8.0 million for federal income tax purposes and $7.3 million for Florida income tax purposes that can be carried forward for up to twenty years and deducted against future taxable income. Based on our financial results through June 30, 2013, we anticipate our taxable income for fiscal year 2013 to exceed our net operating loss carry-forwards. As a result, our income tax expense for the three and nine months ended June 30, 2013, included a larger proportion of current income tax expense versus deferred income expense compared with the respective periods ended June 30, 2012.

The following table provides a breakdown of our income tax liabilities by current and deferred as of June 30, 2013, and September 30, 2012 (dollars in thousands):

	June 30,	September 30,
	2013	2012

Current income tax liabilities	$951	$92

Deferred income tax liabilities:
Deferred tax liability	$7,685	$5,421
Less: Deferred tax assets, current portion	(2,365)	(2,254)
Net deferred tax liabilities:	$5,320	$3,167

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Nine Months Ended
	June 30,
	2013	2012
Cash Flows:
Net cash provided by (used in) operating activities	$8,561	$(1,358)
Net cash used in investing activities	(361)	(112)
Net cash provided by (used in) financing activities	(916)	1,013
Net increase (decrease) in cash	7,284	(457)
Cash at beginning of period	3,326	3,016
Cash at end of period	$10,610	$2,559

The Company had cash of $10,610,000 at June 30, 2013, compared with cash of $3,326,000 at September 30, 2012, an increase of $7,284,000. The increase in cash for the nine months ended June 30, 2013, is primarily due to $8,561,000 of cash generated by our operating activities for the nine months ended June 30, 2013, partially offset by $916,000 of net cash used in financing activities and  $361,000 of net cash used in investing activities.

Operating Activities

Cash provided by operating activities was $8,561,000 for the nine months ended June 30, 2013, which represents an improvement of $9,919,000 compared with cash used in operating activities of $1,358,000 for the nine months ended June 30, 2012. The improvement in operating cash flows for the nine months ended June 30, 2013, was the result of a decrease in changes in operating assets and liabilities of $5,196,000, additional net income of $2,986,000 and an increase in non-cash charges of $1,737,000 compared with the nine months ended June 30, 2012. The decrease in the changes in operating assets and liabilities for the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012, was the result of a decrease of $3,990,000 in the change in accounts receivable, a decrease in direct-response advertising of $2,129,000, partially offset by a decrease of $1,354,000 in the change in accounts payable and accrued liabilities.

The number of days of net accounts receivable outstanding decreased by 13.4 days to 43.1 days as of June 30, 2013, compared with 56.5 days as of September 30, 2012. The reduction in the number of days of net accounts receivable outstanding was due to improvements in our accounts receivable collection efforts, which included enhancements to our billing and collection processes and an increase in the number of employees in our accounts receivable department.

During the second half of fiscal year 2012, we experienced a significant increase in the number of Medicare pre-payment audits for claims that were submitted to one of the four Medicare regions. The results of these audits have not generated a significant number of denials and/or adjustments, and we expect to receive payment for most of these claims from Medicare. As a result, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. As of June 30, 2013, we had approximately $535,000 of Medicare claims delayed due to pre-payment audits.

Investing Activities

During the nine months ended June 30, 2013 and 2012, we purchased $361,000 and $112,000, respectively, of property and equipment. The majority of the $361,000 of purchases, including leasehold improvements and computer equipment, during the nine months ended June 30, 2013, was related to the build-out of a new 6,400 square-foot facility, which was completed in January 2013.

Financing Activities

During the nine months ended June 30, 2013, cash used in financing activities was $916,000, which included cash dividends paid of $1,044,000, payments of $52,000 toward capital lease obligations, and payments of $21,000 for costs associated with the renewal of our PNC Credit Line Facility (see Item 1. Financial Statements, Note 3), partially offset by $153,000 of proceeds from the exercise of stock options and warrants and $48,000 of proceeds from our employee stock purchase plan.

During the nine months ended June 30, 2012, cash provided by financing activities was $1,013,000, which included proceeds of $1,000,000 from our credit line facility and $56,000 of proceeds from our employee stock purchase plan, partially offset by payments of $22,000 towards capital lease obligations and $21,000 for costs associated with the renewal of our PNC Credit Line Facility.

Outlook

We have increased sales from $44.4 million for the nine months ended June 30, 2012, to $51.8 million for the nine months ended June 30, 2013, and operating margins from 7.0% to 15.4% for the same periods. In addition, we have generated cash from operating activities of $8.6 million for the nine months ended June 30, 2013.

We will continue to manage the levels of our direct response advertising spend to maximize profitability and cash flows for fiscal year 2013, which may result in slower top-line sales growth. Based on investments we have made in our employees, infrastructure, and technology, we expect to continue to increase our operating margins and cash flows for fiscal year 2013 compared with fiscal year 2012.

As of June 30, 2013, we had $10.6 million of cash and $4.1 million available from our credit line facility. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.

At June 30, 2013, our current assets of $23,624,000 exceeded our current liabilities of $8,369,000 by $15,255,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2013, the Company issued 4,147,485 shares of common stock upon the exercise of outstanding options and warrants for gross proceeds of $153,392. The securities were issued in reliance upon the exemptions from registration provided by Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933, as amended.

Under a stock repurchase program approved by our Board of Directors in June 2013, we are authorized to repurchase up to 1,000,000 shares of our Common Stock through June 2014. The authorization enables the Company to purchase shares through open market transactions at management’s discretion. We intend to retire any common shares that we repurchase as treasury shares.

We did not repurchase any shares during the three months ended June 30, 2013.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	August 9, 2013
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	August 9, 2013
Robert J. Davis