Form 10-K
period 2013-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2013-12-23
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

(772) 287-2414

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes      . No  X .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on March 28, 2013, was $25,650,787.

The number of shares outstanding of the issuer’s Common Stock as of December 15, 2013, was 52,403,484.

LIBERATOR MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I
Item 1. Business	3

Item 1A. Risk Factors	6

Item 1B. Unresolved Staff Comments	9

Item 2. Properties	9

Item 3. Legal Proceedings	9

Item 4. Mine Safety Disclosures	9

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6. Selected Financial Data	11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	22

Item 8. Financial Statements and Supplementary Data	22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 9A. Controls and Procedures	22

Item 9B. Other Information	23

PART III
Item 10. Directors, Executive Officers and Corporate Governance	24

Item 11. Executive Compensation	25

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30

Item 13. Certain Relationships and Related Transactions, and Director Independence	31

Item 14. Principal Accountant Fees and Services	31

PART IV
Item 15. Exhibits and Financial Statement Schedules	32

Signatures	34

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

PART I

Item 1. Business

Overview

Throughout this Report we use the terms “we,” “our Company,” and “us” to refer to Liberator Medical Holdings, Inc., and its wholly-owned consolidated subsidiaries, Liberator Medical Supply, Inc. (which is sometimes called “Liberator Medical”), Liberator Health and Education Services, Inc., Liberator Health and Wellness, Inc., Practica Medical Manufacturing, Inc. and Tri-County Medical & Ostomy Supplies Inc.

We were organized in December 1906 in the State of Utah and changed our domicile to Nevada in 1999.  In June 2007 we acquired Liberator Medical, a Florida corporation located in Stuart, Florida.  Our principal offices are located at 2979 SE Gran Park Way, Stuart, Florida 34997.  Our telephone number is 772-287-2414 and our internet address is www.liberatormedical.com.

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

Market

The U.S. domestic healthcare spending is expected to increase by approximately $2.3 trillion from $2.7 trillion in 2011 to $5.0 trillion in 2022, according to the Centers for Medicare and Medicaid Services (“CMS”).

The Company targets seniors and others with chronic illnesses who are insured by Medicare, Medicaid, or third-party insurers, or have the ability to pay for our products from their own resources. As the baby boomer population ages, CMS estimates that the number of Americans over the age of 65 will increase from an estimated 42.6 million in 2012 to 58.3 million in 2022. The Centers for Disease Control estimates that 80% of older adults have at least one chronic condition and 50% have at least two.

We are a quasi-medical distributor providing home health care supplies. The products that we distribute are classified as Durable Medical Equipment (“DME”). CMS estimates that the national expenditures within the DME market will increase by over $27 billion from $38.9 billion in 2011 to $66.7 billion in 2022. The number of DME companies billing Medicare less than $300,000 per year has been declining, or consolidating, over the last few years according to HME News, primarily as a result of increased Medicare accreditation, bonding requirements and Medicare Competitive Bidding. We have been able to attract new customers, looking for new suppliers, as a result of consolidation within the DME market over the last few years.

Liberator’s revenue comes from supplying products to meet the growing requirements for general medical supplies, primarily urological catheters, ostomy supplies, mastectomy fashions, and diabetic supplies. Customers may purchase by phone, mail, or Internet, with repeat orders confirmed with the customer and shipped when needed.

Urological Catheters

The majority of our revenue is generated from urological catheters, primarily intermittent catheters. Our sales growth was accelerated in April 2008, when the Medicare reimbursement rate for intermittent catheters was increased from four catheters per month to two hundred catheters per month.

An aging population and a rising incidence of various urological problems (i.e. neurogenic bladder), will drive continued growth in the U.S. urological catheter market, according to The Global Industry Analysts Inc. (the "GIA") report released in August 2011. The advent of advanced catheters aimed at minimizing invasiveness and lowering infection risk and other complications, as well as the adoption of favorable reimbursement policies, are also expected to fuel market growth in the U.S. According to CMS data reported by HME News the utilization of straight tip catheters by Medicare beneficiaries increased by 21% from 2011 to 2012.

According to data released by CMS for Medicare claims paid in 2012, Liberator Medical is the leading supplier of urological intermittent catheters for Medicare patients, exceeding the second leading supplier by 27%.

Competition in the urological catheter area comes primarily from 180 Medical, Inc., Medical Direct Club, LLC and MP Total Care Medical, Inc., Liberty Medical Supply, Inc., and many independent dealers and retail stores.

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

Many smaller DME companies have refused to accept assignment of insurance benefits for ostomy supplies due to low reimbursement rates from Medicare and other insurance providers, which may result in higher out-of-pocket costs to the patient. We have been able to leverage our increased ostomy supply volumes to negotiate lower prices from our vendors, which has enabled us to accept assignment from an increased number of insurance carriers, reduce consumer cash outlay, and gain share in the ostomy supply market.

Competition exists primarily from two major national competitors for ostomy supplies: Edgepark Medical Supplies, and Byram Healthcare.

Mastectomy Fashions

Liberator Medical has been accepting assignment of insurance benefits for mastectomy fashions for over ten years. We believe that we are the only medical supply company that combines a comprehensive product catalogue, which is available on-line and in hard copy, and direct billing to Medicare and other insurance providers.

According to data released by CMS for Medicare claims paid in 2012, Liberator Medical is the leading supplier of mastectomy fashions for Medicare patients by more than double the payments received by the second leading supplier. Although the overall market size has stabilized as the number of mastectomies performed each year has declined in recent years due to the advancement of breast-conserving surgeries and breast cancer treatments, an emerging market for partial forms has developed for breast restorations, which are covered by Medicare and most insurance plans.

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

Diabetic Supplies

Diabetic supplies are a small portion of our total revenue. In 2008, we elected not to participate in the Medicare competitive bidding process that was implemented in certain U.S. metropolitan areas in 2009 and nationally in 2012 due to the low reimbursement rates provided under the program for diabetic supplies. If customers have insurance other than traditional fee for service Medicare, we will consider providing supplies and accepting assignment of insurance if reimbursement rates are deemed acceptable.

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

Medicare and Third-party Insurers

Our Medicare and insurance relationships are essential to our customer enrollment and retention process. Currently, we are enrolled with all four of the Part B Medicare regions and five of the largest seven insurance carriers in the U.S. We are able to accept assignment of insurance benefits for approximately 70% of the customers that respond to our advertisements and choose to become customers. Currently, we are a provider for over 700 insurance plans and continually adding plans to our insurance networks.

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory environment is also subject to frequent change. Laws and regulations in the healthcare industry are extremely complex. While our management believes we are in substantial compliance with all of the existing laws and regulations applicable to us, such laws and regulations are subject to rapid change and often are uncertain in their application In addition, the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the "Health Reform Law"), may have a considerable impact on the financing and delivery of health care and conceivably could have a material adverse effect on our business.

Among the various federal and state laws and regulations which may govern or impact our current and planned operations are the following:

Medicare and Medicaid Reimbursement

Many of the products that we provide are reimbursed by Medicare and state Medicaid programs and are therefore subject to extensive government regulation. Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions.

Medicaid provides medical benefits to groups of low-income and disabled individuals, some who may have inadequate or no medical insurance. Although the federal government establishes general guidelines for the program, Medicaid is a state-administered program and each state sets its own guidelines regarding eligibility and covered services, subject to certain minimum federal requirements.

Congress often enacts legislation that affects, positively or negatively, the reimbursement rates of Medicare providers and also may impact Medicaid providers. Generally, Medicare provider payment modifications occur in the context of budget reconciliation; however, Medicare changes also may occur in the context of broader healthcare policy legislation, including the Health Reform Law. In the last several years, Congress has reduced Medicare reimbursement for various providers.  We are also subject to regulatory reductions and reimbursement for our products.

Approximately 79% of our revenue for the year ended September 30, 2013, was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs could be adversely affected.

Regulation of Client Confidentiality

We are subject to the Health Insurance Portability and Accountability Act, or HIPAA, which established comprehensive federal standards with respect to the use and disclosure of protected health information, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which was passed as part of the American Recovery and Reinvestment Act and which strengthens many of the requirements applicable to privacy and security, among other things. We provide extensive training to our staff with respect to compliance with patient confidentiality requirements and have additional systems in place to further comply with those requirements. However, the failure to meet regulatory standards concerning patient confidentiality could subject us to criminal and civil sanctions. See “Risk Factors.”

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

Employees

As of September 30, 2013, we had 297 employees. None of our employees are members of any union or covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

Item 1A. Risk Factors

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

Risks Relating to Our Business

•

Sales of a significant portion of our products depend on the continued availability of reimbursement of our customers by government and private insurance plans. See “Business—Government Regulation." Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration (“FDA”). These agencies conduct audits of most companies and periodic investigations of some companies billing Medicare. Negative findings or results of audits are subject to appeals and judicial review and are often overturned at various levels. The Company is routinely audited by Medicare and other insurance companies. There is always the possibility that the Company could be the subject of an accelerated audit or investigation as it performs a substantial amount of Medicare billing each year. Medicare audits or investigations could possibly lead to recoupment of monies paid to the Company, fines, off-sets on future payments and even loss of Medicare billing privileges. Since its inception, the Company has had no fines or penalties but the Company has been audited by all four regional Medicare carriers and from time-to-time been asked to repay amounts on claims previously paid for various reasons such as billing errors, lack of medical records in physician offices, insufficient patient diagnoses, patients receiving home health care, patients having similar equipment, patients not seen by physician recently enough, and lack of adequate medical necessity, which is common to all Medicare providers. Although the Company has set aside reserves for contractual adjustments, demands for repayment could exceed Company reserves and the Company could be unable to pay them, which would adversely affect the Company. We are also subject to other statutes and regulations, including HIPAA and the HITECH Act with respect to the use and disclosure of potential health information.  Violations of these statutes or regulations could subject us to criminal or civil penalties and adversely affect our business.  See “Business-Government Regulation.”

•

A significant portion of the Company’s revenues is generated from the sale of urological supplies. As a result, changes in the external environment, including regulatory changes, could be detrimental, depending on market conditions.

•

While we are able to control our level of expansion as well as the costs associated with our growth plans, (i) some expansions may create significant demands on our administrative, operational and financial personnel and other resources, (ii) expansion into existing or new markets could strain these resources and increase our need for capital, and (iii) our personnel, systems, procedures, controls and existing space may have to be adjusted to support substantial expansion.

•

We generally incur negative cash flow with respect to the first order from a new customer for chronic care products, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these product lines depends, in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

•

We could be liable for harm caused by products that we sell. The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. While management believes that our insurance provides adequate coverage, no assurance can be made that adequate coverage will exist for these claims.

•

Our growth is dependent upon a robust marketplace with affordable television and Internet advertising opportunities. The effects of competitors entering the marketplace may increase the costs of our advertising efforts and have a negative impact on our growth. We could lose customers as a result of more effective and higher volumes of advertising by competitors.

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

•

As of November 30, 2013, Mark Libratore, our President and Chief Executive Officer, held 19,620,867 shares of common stock, or 37.4% of our outstanding common stock, excluding his options to purchase up to 165,000 shares of our common stock. As a result, Mr. Libratore has the ability to exercise substantial control over all corporate actions requiring shareholder approval, including the following actions:

	—	the election of directors;

	—	the adoption of stock option plans;

	—	the amendment of charter documents; and

	—	the approval of certain mergers and other significant corporate transactions, including the sale of the Company.

Risks Relating to Ownership of Our Common Stock

•

Our common stock has been listed on the NYSE MKT since November 20, 2013.  Even though we expect our common stock to continue to be quoted on the NYSE MKT, we cannot predict changes in the trading market for our common stock, including changes in liquidity. A large percentage of our outstanding shares are held by a relatively small number of investors, including our President and Chief Executive Officer. Future sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could affect the market price of our common stock.

•

We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on the Company’s operating results, financial condition, capital requirements and general business conditions.  The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that the Company will be able to pay dividends in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases four facilities in Stuart, Florida, and one facility in Johnson City, Tennessee.

The following table summarizes our leased properties as of September 30, 2013:

	Square Feet	Lease Expires	Current Use
1.	41,468	July 2019	FL Corporate headquarters, administrative offices, warehouse and shipping
2.	24,000	September 2014	FL Call center and administrative offices
3.	6,900	December 2013	FL Records storage
4.	6,400	July 2016	FL Administrative offices
5.	2,720	July 2016	TN storefront and warehouse

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been traded on the NYSE MKT since November 20, 2013, under the symbol “LBMH.”  Prior to that date, the Company’s common stock was quoted on the OTC Bulletin Board under the same symbol.  The following table reflects the range of the high and low closing sales prices of the Company’s common stock during the last two fiscal years on the OTC Bulletin Board:

	Stock Price

	High	Low

Quarter Ended:
December 31, 2011	$1.19	$0.76
March 31, 2012	$1.15	$0.86
June 30, 2012	$1.04	$0.89
September 30, 2012	$0.97	$0.68
December 31, 2012	$0.84	$0.56
March 31, 2013	$1.09	$0.68
June 30, 2013	$1.40	$0.91
September 30, 2013	$2.42	$1.28

As of November 30, 2013, the Company had approximately 1,329 shareholders of record of the Company’s common stock. Also, as of November 30, 2013, there were 52,757,733 shares of the Company’s common stock issued and 52,403,484 shares outstanding. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.  The transfer agent of our common stock is Jersey Transfer and Trust Company, Inc., 201 Bloomfield Avenue, Verona, New Jersey 07044.

Dividends

In April, 2013, the Company paid a cash dividend of $0.02 per share on its common stock, which was its first cash dividend on its common stock since inception, and implemented a policy of paying sustainable quarterly dividends.  The Company also paid dividends of $0.03 per share on its common stock on July 22, 2013, and $0.03 per share on its common stock on October 10, 2013. The Company’s Board of Directors will evaluate on a quarterly basis the amount and timing of future dividends based on the Company’s operating results, financial condition, capital requirements and general business conditions.  The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that the Company will be able to pay dividends in the future, or that, if able, our Board will consistently declare dividends.

Stock Buyback Program

Under a stock buyback program approved by our Board of Directors in June 2013, we are authorized to purchase up to 1,000,000 shares of our Common Stock through June 2014. The authorization enables the Company to purchase shares through open market transactions at management’s discretion. We intend to retain any common shares purchased as treasury shares or use them in connection with our employee stock option program.

A summary of the shares purchased for the three months ended September 30, 2013 is as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that
	Number of	Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plan or	Purchased Under the
	Purchased	per Share	Program(1)	Plan or Program(1)

July 1—31, 2013	50,000	$1.64
August 1—31, 2013	214,649	$1.62
September 1—30, 2013	—	$—

Total	264,649	$1.62	264,649	735,351

(1) As of September 30, 2013, 264,649 shares have been purchased under our stock buyback program for proceeds of $429,779. At management's discretion, 735,351 additional shares may be purchased under the program through June 2014.

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

Company Overview

Liberator Medical Supply, Inc. (“Liberator Medical”), a wholly-owned subsidiary of the Company, is a leading, federally licensed, national direct-to-consumer provider of quality medical supplies to Medicare-eligible seniors. Accredited by The Joint Commission, our Company’s unique combination of marketing, industry expertise and customer service has demonstrated success over a broad spectrum of chronic conditions. Liberator is recognized for offering a simple, reliable way to purchase medical supplies needed by our patients on a recurring basis, generally on a continual basis for a lifetime, with the convenience of direct billing to Medicare and private insurance. Liberator’s revenue primarily comes from supplying urological, ostomy, and diabetic medical supplies and mastectomy fashions. Customers may purchase by phone, mail, or the Internet; repeat orders are confirmed with the customer and shipped when needed.

We market our products directly to consumers through our direct response advertising efforts. We target consumers with chronic conditions who require a continuous supply of medical products that we can provide at attractive gross margins. Our advertising efforts do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve. We also generate new customers through referrals as a result of our regular communication with doctors’ offices, home health organizations, vendors, and existing customers.

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

The following table shows our revenue streams, including new and recurring orders, for the twelve months ended September 30, 2013 and 2012, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer leads received during:	For the twelve months ended September 30,

	2013	2012

Pre-FY 2009	$10,992	$11,920
FY 2009	12,305	13,320
FY 2010	11,511	12,446
FY 2011	12,536	14,314
FY 2012	13,532	9,092
FY 2013	8,515	n/a

Total Revenues *	69,391	61,092
Other Sales and Adjustments	(280)	(149)

Net Sales	$69,111	$60,943

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

Results of Operations

The following table summarizes the results of operations for the fiscal years ended September 30, 2013 and 2012 (dollars in thousands):

	2013		2012

	Amount	%	Amount	%

Net Sales	$69,111	100.0	$60,943	100.0
Cost of Sales	25,689	37.2	23,924	39.3

Gross Profit	43,422	62.8	37,019	60.7
Operating Expenses	31,663	45.8	32,712	53.7

Income from Operations	11,759	17.0	4,307	7.0
Other Expense	(83)	(0.1)	(75)	(0.1

Income Before Income Taxes	11,676	16.9	4,232	6.9
Provision for Income Taxes	4,598	6.7	1,731	2.8

Net Income	$7,078	10.2	$2,501	4.1

Revenues

Sales for fiscal year 2013 increased by $8,168,000, or 13.4%, to $69,111,000, compared with sales of $60,943,000 for fiscal year 2012. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base. Our direct response advertising expenditures for fiscal year 2013 were $9,000,000, compared to $13,113,000 for fiscal year 2012. In July 2013, we acquired a small ostomy supply business for $343,000, which also contributed to the number of new customers acquired in fiscal year 2013.

The following table summarizes the number of customers serviced and revenues generated from our new customers and our recurring customer base for fiscal years 2013 and 2012 (dollars in thousands):

	2013		2012

	# of Customers	Net Sales	# of Customers	Net Sales

New Customers Acquired*	12,752	$12,264	14,245	$12,244
Recurring Customer Base	30,283	57,127	27,537	48,848

Total Revenues, net of contractual allowances	43,035	$69,391	41,782	$61,092
Other Sales and Adjustments		(280)		(149)

Net Sales		$69,111		$60,943

* We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For fiscal year 2013, $8,515 of the net sales for new customers acquired was generated from leads received during fiscal year 2013. For fiscal year 2012, $9,092 of the net sales for new customers acquired was generated from leads received during fiscal year 2012. The remaining net sales generated from new customers acquired were generated from leads received during prior fiscal years.

Due to our reduced levels of advertising spend during fiscal year 2013, we acquired 1,541 fewer customers than we acquired during fiscal year 2012. However, by targeting urology patients using supplies with higher reimbursement rates and ostomy patients utilizing accessory products, our net sales generated from new customers acquired during fiscal year 2013 exceeded the net sales generated by our new customers acquired during fiscal year 2012 by $20,000, increasing our returns on our advertising spend.

The average annual order value of our recurring customer base increased to $1,886 per customer during fiscal year 2013 compared with $1,774 per customer during fiscal year 2012. The increase in the average annual order value per recurring customer for fiscal year 2013 was primarily attributed to a decrease in the number of diabetic patients and urology patients using foley catheters, both of which have lower average annual order values than our other product lines.

Gross Profit

Gross profit for fiscal year 2013 increased by $6,403,000, or 17.3%, to $43,422,000, compared with gross profit of $37,019,000 for fiscal year 2012. The increase was attributed to our increased sales volume for fiscal year 2013 compared with fiscal year 2012.

As a percentage of net sales, gross profit increased by 2.1% to 62.8% for fiscal year 2013 compared with gross profit of 60.7% for fiscal year 2012. The increase in gross profit as a percentage of sales was attributed to cost savings of approximately $1.2 million, or 1.7% of net sales, in shipping costs during fiscal year 2013.

Operating Expenses

The following table provides a breakdown of our operating expenses for the fiscal years ended September 30, 2013 and 2012 (dollars in thousands):

	2013		2012

	Amount	%	Amount	%

Operating Expenses:
Payroll, taxes and benefits	$14,311	20.7	$14,136	23.2
Advertising	8,908	12.9	8,099	13.3
Bad debts	3,069	4.4	4,664	7.7
Depreciation and amortization	683	1.0	794	1.3
General and administrative	4,692	6.8	5,019	8.2

Total Operating Expenses	$31,663	45.8	$32,712	53.7

Payroll, taxes and benefits increased by $175,000, or 1.2%, to $14,311,000 for fiscal year 2013 compared with fiscal year 2012. As of September 30, 2013, we had 297 active employees, compared with 326 at September 30, 2012. Even though the number of employees decreased by 29 employees from September 30, 2012, to September 30, 2013, the average number of employees (317) during fiscal year 2013 was higher compared with the average number of employees (310) during fiscal year 2012 to support our increased sales volumes.

As a result of process and system enhancements implemented over the last year and continued growth of our recurring revenue as a percentage of our total revenue, our payroll expenses as a percentage of net sales decreased by 2.5% for fiscal year 2013 compared with fiscal year 2012.

Advertising expenses increased by $809,000, or 10.0%, to $8,908,000 for fiscal year 2013 compared with fiscal year 2012. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the fiscal years ended September 30, 2013 and 2012 (dollars in thousands):

	2013	2012

Advertising Expenses:
Amortization of direct-response costs	$8,721	$7,878
Other advertising expenses	187	221

Total Advertising Expenses	$8,908	$8,099

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

Similar to our past direct response advertising efforts, when we decreased our advertising spend during fiscal year 2013, our costs to acquire new customers decreased compared with fiscal year 2012.

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the fiscal year ended September 30, 2013 and 2012. For presentation purposes, the quarterly advertising cost pools have been aggregated into fiscal years (dollars in thousands):

Actual Advertising Spend	Grouped by Fiscal or Interim Period	Amortization Expense for the twelve months ended September 30,		Deferred Advertising Balance @ 9/30/2013
		2013	2012
$1,567	FY2008	$30	$70	$—
4,191	FY2009	228	394	184
10,808	FY2010	1,326	1,717	1,843
15,245	FY2011	2,570	3,407	5,422
13,113	FY2012	2,952	2,290	7,871
9,000	FY2013	1,615	—	7,385
Total Amortization Expense		$8,721	$7,878	$22,705

Bad debt expense decreased by $1,595,000, or 34.2%, to $3,069,000 for fiscal year 2013 compared with fiscal year 2012. The decrease in bad debt expense was due to increased accounts receivable collection efforts during fiscal year 2013. During the last quarter of fiscal year 2012, we implemented improvements to our billing and collections processes, including system enhancements, and increased the number of employees in our accounts receivable department. As a result of these efforts, our collections of receivables, as a percentage of sales, increased and the number of days outstanding of gross accounts receivables, excluding reserves, decreased by 19.9 days to 64.1 days as of September 30, 2013, compared with 84.0 days as of September 30, 2012, which reduced our bad debt reserve requirements for fiscal year 2013 compared with fiscal year 2012.

Depreciation and amortization expenses decreased by $111,000, or 14.0%, to $683,000 for fiscal year 2013 compared with fiscal year 2012. The decrease in depreciation and amortization expenses was primarily related to leasehold improvements that were fully depreciated as of the end of July 2012, which reduced our depreciation by $51,000 per quarter.   This decrease was partially offset by depreciation expense related to purchases of property and equipment over the last year.

Purchases of property and equipment totaled $390,000 and $353,000 during fiscal years 2013 and 2012, respectively.

General and administrative expenses decreased by $327,000, or 6.5%, to $4,692,000 for fiscal year 2013 compared with fiscal year 2012. The decrease was due to a reduction in costs incurred for answering services, selling expenses, postage, temporary labor, and professional fees.  These decreases were partially offset by increases in software support and rent expense, and other administrative type expenses to support the growth of our business.

As a percentage of net sales, general and administrative expenses decreased from 8.2% for fiscal year 2012 to 6.8% for fiscal year 2013.

Income from Operations

Income from operations for fiscal year 2013 increased by $7,452,000, or 173.0%, to $11,759,000, compared with fiscal year 2012. The increase in operating income was primarily attributed to increased gross profits driven by our increased sales volumes and lower shipping costs, as well as a reduction as a percentage of net sales of our operating expenses as discussed above.

Other Expense

Other expense for fiscal years 2013 and 2012 was interest expense related to the outstanding balance on our credit line facility.

Interest expense increased by $8,000 for fiscal year 2013 compared with fiscal year 2012 due to an increase of $1.0 million in borrowings under our credit line facility during the first quarter of fiscal year 2012.  At the end of the fourth quarter of fiscal year 2013, we repaid $1.0 million in borrowings to the credit line facility.

Income Taxes

The following table provides a breakdown of our income tax expenses for fiscal years 2013 and 2012 (dollars in thousands):

	Fiscal year ended September 30,

	2013	2012

Current income tax expense:
Federal	$1,005	$3
State	271	31

	$1,276	$34

Deferred income tax expense:
Federal	$2,879	$1,454
State	443	243

	$3,322	$1,697

Total income tax expense	$4,598	$1,731

As of September 30, 2012, the Company had net operating losses of approximately $8.0 million for federal income tax purposes and $7.3 million for Florida income tax purposes that can be carried forward for up to twenty years and deducted against future taxable income. Our taxable income for fiscal year 2013 exceeded our net operating loss carry-forwards. As a result, our income tax expense for fiscal year 2013 included a larger proportion of current income tax expense versus deferred income expense compared with fiscal year 2012. For fiscal year 2013, our federal and state income tax liabilities were reduced by approximately $3.1 million through the utilization of substantially all of our net operating loss carry-forwards.

The following table provides a breakdown of our income tax liabilities by current and deferred as of September 30, 2013 and 2012 (dollars in thousands):

	As of September 30,
	2013	2012

Current income tax liabilities	$1,195	$92

Deferred income tax liabilities:
Deferred tax liability	$8,561	$5,421
Less: Deferred tax assets, current portion	(2,067)	(2,254)

Net deferred tax liabilities:	$6,494	$3,167

The provision for income taxes was $4,598,000 for fiscal year 2013. The effective tax rate was approximately 39% of the income before income taxes of $11,676,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,731,000 for fiscal year 2012. The effective tax rate was approximately 41% of the income before income taxes of $4,232,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

The following table summarizes the cash flows for the fiscal years ended September 30, 2013 and 2012 (dollars in thousands):

	2013	2012

Cash Flows:
Net cash provided by (used in) operating activities	$13,633	$(546)
Net cash used in investing activities	(686)	(151)
Net cash provided by (used in) financing activities	(3,820)	1,007

Net increase in cash	9,127	310
Cash at beginning of period	3,326	3,016

Cash at end of period	$12,453	$3,326

The Company had cash of $12,453,000 at September 30, 2013, compared with $3,326,000 at September 30, 2012, an increase of $9,127,000. The increase in cash during fiscal year 2013 was due to $13,633,000 of cash provided by operating activities, partially offset by $686,000 cash used in investing activities and $3,820,000 of cash used in financing activities.

Operating Activities

Cash provided by operating activities was $13,633,000 for fiscal year 2013, which represents an improvement of $14,179,000 compared with cash used in operating activities of $546,000 for fiscal year 2012. The improvement in operating cash flows for fiscal year 2013 was the result of; a decrease of $6,506,000 in the change in accounts receivable due to our improved collection efforts; an increase in net income of $4,577,000 due to an increase in profitability; a reduction in direct response advertising spend of $4,113,000; an increase in non-cash charges of $890,000; partially offset by a decrease in the change accounts payables of $2,030,000.

The number of days outstanding of gross accounts receivables, excluding reserves, decreased by 19.9 days to 64.1 days as of September 30, 2013, compared with 84.0 days as of September 30, 2012. The reduction in the number of days of gross accounts receivable outstanding was due to improvements in our accounts receivable collection efforts, which included enhancements to our billing and collection processes and an increase in the number of employees in our accounts receivable department.

During the second half of fiscal year 2012, we experienced a significant increase in the number of Medicare pre-payment audits for claims that were submitted to one of the four Medicare regions. The results of these audits have not generated a significant number of denials and/or adjustments, and we expect to receive payment for most of these claims from Medicare. As a result, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. As of September 30, 2013, we had approximately $625,000 of Medicare claims delayed due to pre-payment audits.

In late September 2013, a second Medicare region began conducting pre-payment audits on our Medicare claims. We process about 1.5 times more claims for the second Medicare region than we do for the first Medicare region and expect approximately $1.0 million of additional Medicare claims to be delayed from this second region during the first quarter of fiscal year 2014. Similar to our results from the first Medicare region, we do not expect to generate a significant number of denials and/or adjustments from these audits and expect to receive payment for most of these claims from Medicare, consistent with our previous levels of collections from Medicare, but on a delayed basis.

Investing Activities

During fiscal year 2013, we purchased $367,000 of property and equipment for cash, primarily office furniture, computer equipment, and leasehold improvements related to the build-out of a new 6,400 square-foot facility, which was completed in January 2013.

In July 2013, we acquired the stock of a small ostomy supply business for $319,000, net of $24,000 cash included as part of the acquisition. The acquisition was immaterial to our consolidated financial position and results of operations.

During fiscal year 2012, we purchased $151,000 of property and equipment for cash, primarily computer equipment and software, to support our continued growth.

Financing Activities

During fiscal year 2013, cash used in financing activities was $3,820,000, which included cash dividends paid of $2,616,000, repayment of $1,000,000 towards our credit line facility, repurchases of our common stock of $430,000, payments of $71,000 toward capital lease obligations, and payments of $21,000 for costs associated with the renewal of our credit line facility, partially offset by $270,000 of proceeds from the exercise of stock options and warrants and $48,000 of proceeds from our employee stock purchase plan.

During fiscal year 2012, cash provided by financing activities was $1,007,000, primarily as a result of $1,000,000 in proceeds from the credit line facility and $67,000 of proceeds from our employee stock purchase plan, partially offset by payments of $39,000 for capital lease obligations and $21,000 for costs associated with the renewal of our credit line facility.

Outlook

We increased our sales by $8.2 million, or 13.4%, to $69.1 million for fiscal year 2013 compared with sales of $60.9 million for fiscal year 2012. Our operating income increased by $7.5 million, or 173%, to $11.8 million for fiscal year 2013 compared with operating income of $4.3 million for fiscal year 2012. Our operating margins improved from 7.1% for fiscal year 2012 to 17.0% for fiscal year 2013. In addition, we generated cash from operating activities of $13.6 million for fiscal year 2013.

We will continue to manage the levels of our direct response advertising spend to maximize profitability and cash flows for fiscal year 2014, which may result in slower top-line sales growth. We continue to explore potential acquisition targets during fiscal year 2014 that allow us to acquire new customers at competitive rates and are accretive to our earnings. Based on investments we have made in our employees, infrastructure, and technology, we will continue to implement process improvements designed to increase our operating margins during fiscal year 2014.

As of September 30, 2013, we had $12.5 million of cash and $4.9 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products, will be sufficient to meet our cash requirements during the next twelve months.

At September 30, 2013, our current assets of $24,762,000 exceeded our current liabilities of $9,144,000 by $15,618,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

The Company has established an allowance to account for contractual adjustments that result from differences between the payment amount received and the expected realizable amount. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. Based on our current billing system, we are unable to directly compare the aggregate estimated allowance for contractual adjustments to the actual contractual adjustments recorded. However, we do analyze the aggregate allowance for contractual adjustments as a percentage of net sales compared to the last twelve months’ actual contractual adjustments as a percentage of net sales to determine that our estimated allowance for contractual adjustments is a reasonable basis for recording our periodic allowance for contractual adjustments. As a percentage of gross receivables, our estimated allowance for contractual adjustments increased by 4.0% to 9.0% of gross accounts receivables as of September 30, 2013, compared with 5.0% of gross accounts receivables as of September 30, 2012. As a result of the Budget Control Act of 2011, or sequestration, effective April 1, 2013, Medicare reduced payments for Part B Medicare claims by 2%, but did not change the published allowable Medicare rates, which increased our contractual adjustments recorded during fiscal year 2013 compared with fiscal year 2012. In addition, we experienced an increase in contractual allowances recorded during 2013 for Medicaid claims, primarily related to secondary insurance claims.

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

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. However, because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s future results of operations and cash flows. For the fiscal year ended September 30, 2013, a hypothetical change of 1% in the allowances for contractual adjustments as a percentage of gross sales would have resulted in a change in our revenue and net income of approximately $0.8 million.

The following table sets forth our accounts receivable balances outstanding by aging category for each major payer source as of September 30, 2013 (in thousands):

	Aging of Accounts Receivable as of September 30, 2013

	< 30	31 – 60	61 – 120	> 120
Type of Payer	Days	Days	Days	Days	Totals

Medicare and Medicaid	$3,579	$623	$455	$1,552	$6,209
Private insurance companies	1,409	458	410	856	3,133
Patients	399	307	386	1,904	2,996

Total gross accounts receivable	$5,387	$1,388	$1,251	$4,312	12,338

Less: Allowances					(4,502)

Accounts receivable, net					$7,836

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

In order to capitalize our direct-response advertising costs, we must demonstrate that the results of our direct-response advertising will be similar to the effects of responses to past direct-response advertising activities that resulted in future benefits. We monitor the initial success rate of our advertisements as a cost per lead and track the overall cost per acquired customer for each of our quarterly cost pools. For fiscal years 2013 and 2012, our direct-response advertising results demonstrated a continuation of similar patterns. Our advertising efforts in fiscal years 2013 and 2012 do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve. During fiscal year 2013, we decreased our advertising spend compared with fiscal year 2012. Consistent with our past direct-response advertising efforts, when we decreased our advertising spend; our costs to acquire new customers decreased proportionally to our decreased advertising spend.

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

The expected volatility is based on the historical volatility of the Company's common stock share price using a historical term equal to the expected term of the stock-based award.

Prior to the third quarter of fiscal year 2013, the Company had not declared any dividends and 0% was used as the expected dividend yield for calculating the fair value of stock-based awards. Beginning in the third quarter of fiscal year 2013, the expected dividend yield is calculated based on the annualized cash dividend declared by the Company's Board of Directors for the current quarter corresponding to the grant date of the stock-based award.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected term of the stock-based award.

In December 2007, the SEC issued guidance allowing companies, under certain circumstances, to utilize a simplified method, based on the average of the vesting term and contractual term of the award, in determining the expected term of stock-based awards. Since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, we utilize the simplified method to calculate the expected term of stock-based awards.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the Internal Control - Integrated Framework  that was  published in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of September 30, 2013.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and there is not otherwise included in this Annual Report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of September 30, 2013, the Executive Officers and Directors of the Company were:

Name	Age	Position(s) with the Company
Mark Libratore	62	President, Chief Executive Officer, Director
Robert Davis	67	Chief Financial Officer
John Leger	58	Chief Operating Officer
Jeannette Corbett (1)(2)(3)	63	Director
Tyler Wick (1)(2)(3)	42	Director

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

Jeannette Corbett - Mrs. Corbett, a Certified Public Accountant, is President Emeritus and Acting Interim President of the Quantum Foundation, West Palm Beach, Florida.  Previously, she served as CFO of the Medical Services Division and Vice President of Finance of Phymatrix Corporation (PHMX), West Palm Beach, Florida. Prior to her position at Phymatrix, Mrs. Corbett was President of McGill, Roselli, Ayala & Hoppmann, a West Palm Beach-based accounting firm. She has also served as an adjunct instructor of taxation of Palm Beach State College in Lake Worth, Florida. Mrs. Corbett has a bachelor's of science degree in business administration from the University of Florida, graduating Summa Cum Laude. Mrs. Corbett was Chairman of the Board of JFK Medical Center in Atlantis, Florida, from 1991-1994 and was Chair of the Hospital's Finance Committee from 1989-1991. Ms. Corbett became a member of our Board of Directors in February 2010. She was elected to the Board primarily because of her expertise in accounting and finance.

Tyler Wick – Mr. Wick is a principal with Abry Partners, Boston, Massachusetts, a private equity firm which he joined in December 2011.  Prior to that time, he was a principal with Ticonderoga Capital, a Boston, Massachusetts, private equity firm.  His private equity experience also includes serving as an Associate at Dillon Read Venture Capital. He was an Associate in the healthcare practice of the investment-banking group of Advest, Inc., where he focused on private placements and mergers and acquisitions for middle market healthcare services companies. Prior to Advest, he was a consultant with the Mentor Group, an international legal consulting firm. Mr. Wick is a member of the Board of Directors of AFS Technologies, ALN Medical Management, Brainshark, Octagon Research, Outside the Classroom and Softrax and is an Observer to the Boards of nuBridges and Construction Software Technologies. He is also a member of the Executive Committee of NERASBIC and serves on the Board of Directors for the Boston Chapter of the Association for Corporate Growth. Mr. Wick received a B.A. degree cum laude from Amherst College. Mr. Wick became a member of our Board of Directors in October 2010. He was elected to the Board primarily because of his background in investment banking and private equity.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2013 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2013, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater shareholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2013.

Director Committees

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The Board of Directors has also determined that Jeannette Corbett is an audit committee financial expert, as that term is defined in Item 407 of Regulation S-K. The Board has determined that Ms. Corbett is independent under the independence standards for audit committee members pursuant to applicable SEC regulations and NYSE MKT listing standards.

Compensation Committee

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

Item 11. Executive Compensation

Employment Agreements

We have entered employment agreements with Mark A. Libratore, our President and Chief Executive Officer; Robert Davis, our Chief Financial Officer; and John Leger, our Chief Operating Officer. The employment agreements are renewed annually in accordance with their terms or until either we or the executive officer notifies the other party at least 90 days prior to the end of the term that such party does not wish to further extend the term. Each employment agreement provides for a minimum annual salary of $400,000, $275,000 and $200,000, in the case of Messrs. Libratore, Davis and Leger, respectively, which salary is reviewed annually by our board of directors (or committee thereof) and adjusted upward, at the sole discretion of our board of directors (or committee thereof). Pursuant to the agreements, each of Messrs. Libratore, Davis and Leger is eligible to receive additional cash incentive compensation pursuant to our annual bonus plan then in effect, and the target annual bonus for each of Messrs. Libratore, Davis and Leger is up to 15%, 10% and 10%, respectively, of such executive officer’s annual base salary, with the actual bonus to be based upon such individual and/or Company performance criteria established for each fiscal year by our board of directors in consultation with the executive officer. See the “bonus” column of the “Summary Compensation Table” for each such executive officer’s bonus award for fiscal year 2012 and 2013. Each executive officer is also eligible to participate in distributions from the quarterly executive bonus plan configured by our President and Chief Financial Officer.

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

SUMMARY COMPENSATION TABLE

The following table provides summary information regarding compensation earned by the named executive officers during the fiscal years ended September 30, 2013 and 2012.

					All Other
Name				Option	Compensation
and Principal Position	Year	Salary($)	Bonus ($)	Awards($)	($)(1)	Total ($)

Mark A. Libratore	2013	$400,000	$246,530	$0	$33,400	$679,930
President and Chief	2012	$400,000	$174,610	$11,270	$38,130	$624,010
Executive Officer

Robert Davis	2013	$275,000	$158,400	$7,140	$4,670	$445,210
Chief Financial Officer	2012	$275,000	$107,630	$11,090	$4,570	$398,290

John Leger	2013	$200,000	$85,450	$7,140	$4,700	$297,290
Chief Operating Officer	2012	$200,000	$61,820	$2,960	$4,680	$269,460

(1)	All Other Compensation includes expenses paid on behalf of the named executive officers for health insurance, life insurance, transportation and certain other personal expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The Company’s outstanding equity awards to the named executive officers at September 30, 2013 are set forth in the following table:

	Number of
	Securities
	Underlying
	Unexercised	Option	Option
	Options (#)	Exercise	Expiration
Name	Exercisable	Price ($)	Date

Mark A. Libratore	90,000	$1.10	August18, 2014
	75,000	$1.32	December 27, 2015

Robert J. Davis	63,000	$1.00	August 18, 2014
	75,000	$1.20	December 27, 2015
	45,000	$0.97	February14, 2018

John Leger	60,000	$.60	October 30, 2013
	80,000	$1.00	August 18, 2014
	20,000	$1.20	December 27, 2015
	45,000	$0.97	February14, 2018

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

Equity Compensation Plan Information

The following table presents details of the Company’s equity compensation plan as of September 30, 2013:

Number of securities remaining
available for future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities reflected in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)

2007 Employee Stock Incentive Plan	1,450,500	$1.07	654,500

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

Eligibility

An award under the Stock Plan can be made to any employee, officer or director of the Company or a subsidiary, as selected by the Committee.  Subject to certain limitations, an award under the plan can also be made to any consultant, agent, advisor or independent contractor to the Company or a related company, as selected by the Committee.  As of September 30, 2013, there were approximately 297 employees, including officers, and 2 directors eligible to participate in the Stock Plan.

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

Recent Grants

In the fiscal year which ended September 30, 2013, the Company granted 370,000 options to its directors, executive officers and employees who were directors, executive officers and employees in the 2013 fiscal year.

DIRECTOR COMPENSATION

Directors other than Mr. Libratore receive (i) an annual fee of $12,000 (plus an additional $6,000 if Audit Committee chairman, and $3,000 if chairman of another Board committee); (ii) a per Board meeting fee of $1,000 ($500 if by telephone) and $500 for each committee meeting ($250 if by telephone) and (iii) a one-time issuance of options for the purchase of 50,000 common shares of the Company, exercisable at the market price at the date of grant and vesting over a two-year period.  Payments for the third and fourth quarter director’s fees were paid in the form of options for the purchase of common shares.  Mr. Libratore is not compensated as a director of the Company.

The following table sets forth each Director’s compensation for the year ended September 30, 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Mark A. Libratore (1)	—	—	—
Jeannette Corbett	$18,250	$7,140	$25,390
Morgan Duke (2)(3)	$12,500	$6,590	$19,090
Tyler Wick	$14,750	$8,180	$22,930

(1)	Mr. Libratore is not compensated for his services as a director.
(2)	At the direction of Mr. Duke, his compensation is paid to Kinderhook Capital Management, LLC.
(3)	Mr. Duke resigned on July 18, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock, as of November 30, 2013:

•

by each person known by us to be the beneficial owner of 5% or more of our common stock;

•

by each of our directors and executive officers; and

•

by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 52,403,484 shares outstanding on November 30, 2013, plus 1,467,583 shares deemed outstanding pursuant to Rule 13d-3, for a total of 53,871,067 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Liberator Medical Holdings, Inc., 2979 SE Gran Park Way, Stuart, Florida 34997.

Name and Address	Number of Shares		Percent

5% Beneficial Owners:

Millennium Partners, L.P.(1) c/o Millennium Management LLC 666 Fifth Avenue, 8th Floor New York, NY 10103	7,828,202	(2)	14.53%

Directors and Named Executive Officers:

Mark A. Libratore President and Chief Executive Officer and Director	19,785,867	(3)	36.73%

Robert Davis Chief Financial Officer	803,750	(4)	1.49%

John Leger, Vice President, Operations	298,499	(5)	*

Tyler Wick	158,750	(6)	*

Jeannette Corbett	103,750	(7)	*

All directors and executive officers as a group (5 persons)	21,150,616	(8)	39.26%

*	Less than one percent (1%).

(1)

Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), and may be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners. Millennium Management is also the general partner of the 100% shareholder of ICS Opportunities, Ltd., and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Millennium International Management, L.P., a Delaware limited liability partnership, is the investment manager of ICS Opportunities, Ltd., and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Millennium International Management GP LLC, a Delaware limited liability company, is the general partner of Millennium International Management, and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Israel A. Englander is the managing partner of Millennium Management and Millennium International Management GP LLC, and consequently may also be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners or ICS Opportunities, as the case may be. The foregoing information is derived from the reporting persons as set forth in a Schedule 13D Amendment filed with the SEC on behalf of the reporting persons on October 16, 2013, and a Form 4 filed on December 3, 2013.

(2)

Represents as of November 30, 2013, an aggregate 7,828,202 shares owned beneficially by Millennium Partners, L.P., 7,824,079 shares owned beneficially by Millennium Management LLC and Israel Englander (See footnote (1), above), and 4,123 shares owned beneficially by Millennium International Management GP LLC, Millennium International Management LP, and ICS Opportunities, Ltd.

(3)	Includes 165,000 shares underlying options exercisable by Mr. Libratore within 60 days of November 30, 2013.

(4)	Includes 171,750 shares underlying options exercisable by Mr. Davis within 60 days of November 30, 2013.

(5)	Includes 133,750 shares underlying options exercisable by Mr. Leger within 60 days of November 30, 2013.

(6)	Includes 83,750 shares underlying options exercisable by Mr. Wick within 60 days of November 30, 2013.

(7)	Includes 83,750 shares underlying options exercisable by Ms. Corbett within 60 days of November 30, 2013.

(8)	See Footnote Nos. (3) through (7)

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

There have not been, since October 1, 2012, nor are the currently proposed, any transactions with related person required to be reported pursuant to Item 404(a) of Regulations S-K.

Item 14. Principal Accountant Fees and Services

Crowe Horwath LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2013 and 2012.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended September 30, 2013 and 2012, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Crowe Horwath, LLP

	2013	2012

Audit fees	$124,900	$116,358
Audit related fees	4,500	3,000

Total Fees	$129,400	$119,358

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Exhibit No.	Description
3.1

Articles of Incorporation of Liberator Medical Holdings, Inc. (formerly known as Cardiff Communications, Inc.), as amended by the Certificate of Amendment to Articles of Incorporation, dated August 26, 2005, and the Certificate Of Amendment to Articles of Incorporation, dated June 4, 2007.  (3)

3.2	Amended and Restated By-Laws of Liberator Medical Holdings, Inc. (5)

4.1	Securities Purchase Agreement, dated as of May 22, 2008, by and among Liberator Medical Holdings, Inc., Liberator Medical Supply, Inc., and the investors listed therein. (1)
4.2	Intentionally Omitted.
4.3	Form of Warrant, dated May 22, 2008. (1)
4.4	Form of Registration Rights Agreement, dated May 22, 2008, between Liberator Medical Holdings, Inc. and the investor named therein. (1)
4.5	Form of Guaranty, dated May 22, 2008, made by Liberator Medical Supply, Inc. in favor of the investor named therein. (1)
4.6

Securities Purchase Agreement, dated as of October 17, 2008, by and among Liberator Medical Holdings, Inc., as issuer, Liberator Medical Supply, Inc., and Liberator Health and Education Services, Inc., as guarantors, and the investors listed on the Schedule of Buyers attached thereto.  (5)

4.7	Amended and Restated Senior Convertible Note, dated October 17, 2008, issued to Millennium Partners, L.P. (5)
4.8	Senior Convertible Note, dated October 17, 2008, issued to Millennium Partners, L.P. (5)
4.9	Warrant to Purchase Common Stock, dated October 17, 2008, issued to Ladenburg Thalmann & Co., Inc. (5)
4.10	Warrant to Purchase Common Stock, dated October 17, 2008, issued to Millennium Partners, L.P. (5)
4.11	Guaranty, dated October 17, 2008, by Liberator Health and Education Services, Inc. (5)
4.12	Guaranty, dated October 17, 2008, by Liberator Health and Education Services, Inc. (5)
4.13	Guaranty, dated October 17, 2008, by Liberator Medical Supply, Inc. (5)
4.14	Letter, dated October 17, 2008 (re: Registration Rights Agreement dated May 22, 2008). (5)
4.15	Letter, dated October 17, 2008 (re: Ladenburg, Thalmann & Co. Inc., Waiver and Amendment). (5)
4.16	Letter, dated October 17, 2008 (re: Millennium Partners, L.P., Waivers, Amendment and Restatement). (5)
4.17	Subordination Agreement, dated October 17, 2008. (5)
4.18	Securities Purchase Agreement by and between Liberator Medical Holdings, Inc., and Kinderhook Partners, L.P., dated March 9, 2010. (7)
4.19	Stockholders Agreement by and between Mark A. Libratore and Kinderhook Partners, L.P., dated March 9, 2010. (7)

10.1	Lease Agreement, dated April 19, 2005, by and between Liberator Medical Holdings, Inc. and Sunshine Holdings, Inc. (3)
10.2	Lease Extension Agreement, dated January 23, 2012, by and between Liberator Medical Holdings, Inc. and Sunshine Holdings, Inc., as amended. (9)
10.3	Employment Agreement, dated December 1, 2008, by and between Liberator Medical Holdings, Inc. and Mark A. Libratore. (6)
10.4	Employment Agreement, dated December 1, 2008, by and between Liberator Medical Holdings, Inc. and Robert Davis. (6)
10.5	Employment Agreement, dated December 1, 2008, by and between Liberator Medical Holdings, Inc. and John Leger. (6)
10.6	Investment Banking Agreement by and among Liberator Medical Holdings, Inc., Littlebanc Advisors LLC, and Wilmington Securities, LLC, dated February 5, 2010 (7)
10.7	Research and Consulting Agreement by and between Liberator Medical Holdings, Inc., and Littlebanc Advisors LLC, dated June 21, 2009 (7)
10.8	Letter Agreement dated February 11, 2011, by and among the Liberator Medical Holdings, Inc., Liberator Medical Supply, Inc., and PNC Bank, National Association (8)
10.9	Revolving Line of Credit Note dated February 11, 2011, by and among Liberator Medical Holdings, Inc., Liberator Medical Supply, Inc., and PNC Bank, National Association (8)

Exhibit No.	Description
10.10	Borrowing Base Rider dated February 11, 2011, by and among Liberator Medical Holdings, Inc., Liberator Medical Supply, Inc., and PNC Bank, National Association (8)
10.11	Security Agreement dated as of February 11, 2011, by and between Liberator Medical Holdings, Inc., and PNC Bank, National Association (8)
10.12	Security Agreement dated as of February 11, 2011, by and between Liberator Medical Supply, Inc., and PNC Bank, National Association (8)
10.13	Guaranty and Suretyship Agreement dated as of February 11, 2011, by and between Liberator Health and Education Services, Inc., and PNC Bank, National Association (8)
10.14	Guaranty and Suretyship Agreement dated as of February 11, 2011, by and between Practica Medical Manufacturing, Inc., and PNC Bank, National Association (8)
10.15	Guaranty and Suretyship Agreement dated as of February 11, 2011, by and between Liberator Health and Wellness, Inc., and PNC Bank, National Association (8)
10.16	Renewal of Expiration Date Letter Agreement dated February 15, 2013, by and between Liberator Medical Holdings, Inc., and PNC Bank, National Association(9)

14.1	Liberator Medical Holdings, Inc. Code of Conduct and Ethics. (2)

21.1	Subsidiaries*

23.1	Consent of Crowe Horwath LLP *

31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Current Report Form 8-K, filed with the Securities and Exchange Commission on May 5, 2008.

(2)

Incorporated by reference to Liberator Medical Holdings, Inc.’s Annual Report Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission filed with the Securities and Exchange Commission on January 18, 2008.

(3)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on July 30, 2008.

(4)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 30, 2008.

(5)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2008

(6)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 9, 2009.

(7)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Form 8-K filed on March 11, 2010.

(8)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Form 8-K filed on February 16, 2011.

(9)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Form S-1/A filed on March 22, 2013.

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

Signature	Title	Date

/s/ Mark A. Libratore Mark A. Libratore	President, Chief Executive Officer and Director (principal executive officer)	December 23, 2013
/s/ Robert J. Davis Robert J. Davis	Chief Financial Officer (principal financial and accounting officer)	December 23, 2013
/s/ Jeannette Corbett Jeannette Corbett	Director	December 23, 2013
/s/ Tyler Wick Tyler Wick	Director	December 23, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberator Medical Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Liberator Medical Holdings, Inc. and Subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Lauderdale, Florida

December 23, 2013

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2013 and 2012

(In thousands, except dollar per share amounts)

	2013	2012

Assets
Current Assets:
Cash	$12,453	$3,326
Accounts receivable, net of allowances of $4,502 and $5,044, respectively	7,836	10,365
Inventory, net of allowance for obsolete inventory of $308 and $310, respectively	2,187	2,627
Deferred tax assets	2,067	2,254
Prepaid and other current assets	219	287

Total Current Assets	24,762	18,859
Property and equipment, net of accumulated depreciation of $3,492 and $2,888, respectively	1,044	1,250
Deferred advertising, net	22,705	22,426
Intangible assets, net of accumulated amortization of $169 and $91, respectively	414	239
Other assets	174	88

Total Assets	$49,099	$42,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,915	$6,537
Accrued liabilities	1,354	1,129
Dividends payable	1,569	-
Income tax payable	1,195	92
Other current liabilities	111	92

Total Current Liabilities	9,144	7,850
Deferred tax liability	8,561	5,421
Credit line facility	1,500	2,500
Other long-term liabilities	63	132

Total Liabilities	19,268	15,903

Commitments and contingencies (see Note 9)

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 52,637 and 48,232 shares issued, respectively; 52,283 and 48,143 shares outstanding at September 30, 2013 and 2012, respectively	53	48
Additional paid-in capital	35,111	34,707
Accumulated deficit	(4,853)	(7,746)
Treasury stock, at cost; 354 and 89 shares at September 30, 2013 and 2012, respectively	(480)	(50)

Total Stockholders’ Equity	29,831	26,959

Total Liabilities and Stockholders’ Equity	$49,099	$42,862

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the fiscal years ended September 30, 2013 and 2012

(In thousands, except dollar per share amounts)

	2013	2012

Net Sales	$69,111	$60,943

Cost of Sales	25,689	23,924

Gross Profit	43,422	37,019

Operating Expenses:
Payroll, taxes and benefits	14,311	14,136
Advertising	8,908	8,099
Bad debts	3,069	4,664
Depreciation and amortization	683	794
General and administrative	4,692	5,019

Total Operating Expenses	31,663	32,712

Income from Operations	11,759	4,307

Other Expense
Interest expense	(83)	(75)

Total Other Expense	(83)	(75)

Income before Income Taxes	11,676	4,232

Provision for Income Taxes	4,598	1,731

Net Income	$7,078	$2,501

Basic earnings per share:
Weighted average shares outstanding	50,115	48,097
Earnings per share	$0.14	$0.05

Diluted earnings per share:
Weighted average shares outstanding	52,375	52,266
Earnings per share	$0.14	$0.05

Dividends declared per common share *	$0.08	$—

* Three quarterly dividends were declared during fiscal year 2013

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the fiscal years ended September 30, 2013 and 2012

(In thousands)

			Additional			Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at October 1, 2011	48,046	$48	$34,504	$(10,247)	$(50)	$24,255

Options issued to employees and directors	—	—	122	—	—	122
Common stock issued for employee stock purchase plan	97	—	81	—	—	81
Net income	—	—	—	2,501	—	2,501

Balance at September 30, 2012	48,143	$48	$34,707	$(7,746)	$(50)	$26,959

Options issued to employees and directors	—	—	76	—	—	76
Common stock issued for exercise of options and warrants	4,294	5	265	—	—	270
Common stock issued for employee stock purchase plan	111	—	63	—	—	63
Purchase of treasury stock	(265)	—	—	—	(430)	(430)
Net income	—	—	—	7,078	—	7,078
Cash dividends declared, $0.08 per share	—	—	—	(4,185)	—	(4,185)

Balance at September 30, 2013	52,283	$53	$35,111	$(4,853)	$(480)	$29,831

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the fiscal years ended September 30, 2013 and 2012

(In thousands)

	2013	2012

Cash flow from operating activities:
Net income	$7,078	$2,501

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,404	8,672
Stock-based compensation	76	122
Provision for doubtful accounts and contractual adjustments	3,407	4,787
Deferred income taxes	3,321	1,697
Reserve for inventory obsolescence	126	166
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(787)	(7,293)
Deferred advertising	(9,000)	(13,113)
Inventory	368	216
Other assets	40	143
Accounts payable	(1,724)	1,529
Accrued liabilities	1,339	116
Other liabilities	(15)	(89)

Net Cash Flows Provided by (Used in) Operating Activities	13,633	(546)

Cash flows from investing activities
Purchase of property and equipment and other	(367)	(151)
Acquisition of business, net of cash acquired	(319)	—

Net Cash Flows Used in Investing Activities	(686)	(151)

Cash flows from financing activities
Proceeds from (repayments to) credit line facility	(1,000)	1,000
Costs associated with credit line facility	(21)	(21)
Proceeds from employee stock purchase plan	48	67
Proceeds from exercise of options and warrants	270	—
Cash dividends paid	(2,616)	—
Purchase of treasury stock	(430)	—
Payments of capital lease obligations	(71)	(39)

Net Cash Flows Provided by (Used in) Financing Activities	(3,820)	1,007

Net increase in cash	9,127	310

Cash at beginning of period	3,326	3,016

Cash at end of period	$12,453	$3,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$84	$73
Cash paid for income taxes	$171	—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$23	$202
Cash dividends declared, but not yet paid	$1,569	—

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Consolidated Financial Statements

September 30, 2013

Note 1 — Description of Business

Liberator Medical Holdings, Inc. and subsidiaries (the “Company”) distribute direct-to-consumer durable medical supplies to customers in all fifty states within the United States. The Company’s revenue is primarily derived from supplying urological, ostomy, and diabetic medical supplies and mastectomy fashions to Medicare-eligible seniors with chronic conditions. We provide a simple, reliable way for patients to purchase medical supplies on a recurring basis. Our employees communicate directly with the patients and their physicians regarding the patients’ prescriptions and supply requirements. The Company bills Medicare and third-party insurers on behalf of its patients. The Company markets its products directly to consumers, primarily through targeted media, direct-response television, Internet, and print advertising throughout the United States. Our patient service representatives are specifically trained to communicate with patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic diseases. The Company’s operating platforms enable it to efficiently collect the required documentation from physicians and patients in order to bill and collect amounts due from Medicare, other third party payers and directly from patients.

In July 2013, the Company acquired the stock of a small ostomy supply business for a cash purchase price of $343,000. The acquisition was immaterial to the Company's consolidated financial position and results of operations.

Note 2 — Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. A summary of the more significant policies is set forth below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education Services, Inc., Liberator Health and Wellness, Inc., Practica Medical Manufacturing, Inc. and Tri-County Medical & Ostomy Supplies, Inc., its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented.  The following reclassification was made to the fiscal year 2012 financial statements to be consistent with the fiscal year 2013 financial statements presented:

•

On the Consolidated Balance Sheet for the fiscal year ended September 30, 2012, $92,000 was reclassified within the Current Liabilities section from Accrued liabilities to Income tax payable.

The reclassification had no impact on previously reported total assets, stockholders’ equity, cash flows or net income.

Segment Reporting

The Company operates and tracks its results as one reportable segment, Mail Order Supplies, based on the aggregation of three operating segments. Over 99% of the Company's net sales are generated through the Mail Order Supplies operating segment. The Company operates a retail store in Tennessee and a small specialty catheter manufacturer based in Florida, which sell the same types of medical supplies as our Mail Order Supplies segment, but sales are less than 1% of the Company's total net sales for these two operating segments. The Company's President and Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The following table summarizes the Company's revenues by product line as a percentage of net sales for the fiscal years ending September 30, 2013 and 2012:

	2013	2012

Product Lines:
Urological supplies	77.3%	76.7%
Ostomy supplies	16.5%	15.6%
Mastectomy fashions	5.2%	6.3%
Diabetic supplies	1.0%	1.4%

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates include, but are not limited to, (i) the net realizable value of accounts receivable; (ii) the reserve for excess and obsolete inventory; (iii) the expected period and amounts of future benefits to be realized directly from deferred direct advertising costs; (iv) the fair values of stock compensation expense; (v) the valuation of intangible assets; and (vi) valuation allowances for deferred income tax assets. Actual results could differ from management’s estimates.

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

The following is a reconciliation of the beginning and ending allowances for accounts receivable for the fiscal years ended September 30, 2013 and 2012 (dollars in thousands):

	Beginning Balance at October 1st	Charged against Revenues or to Bad Debt Expense	Actual Deductions against Allowance	Ending Balance at September 30th

Fiscal year ended September 30, 2012:
Allowance for contractual adjustments	$646	$123	$—	$769
Allowance for uncollectible accounts	3,531	4,664	(3,920)	4,275

Total allowances for accounts receivable	$4,177	$4,787	$(3,920)	$5,044

Fiscal year ended September 30, 2013:
Allowance for contractual adjustments	$769	$338	$—	$1,107
Allowance for uncollectible accounts	4,275	3,069	(3,949)	3,395

Total allowances for accounts receivable	$5,044	$3,407	$(3,949)	$4,502

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

A summary of deferred advertising costs for the fiscal years ending September 30, 2013 and 2012, is as follows (in thousands):

	2013	2012

Deferred Advertising Costs:
Beginning Balance, 10/1	$22,426	$17,191
Plus: Direct-response advertising spend	9,000	13,113
Less: Amortization of deferred advertising costs	(8,721)	(7,878)

Ending Balance, 9/30	$22,705	$22,426

A business change, including a significant change in reimbursement rates, that reduces or increases expected net cash flows or that shortens or lengthens the period over which such net cash flows are estimated to be realized could result in accelerated or reduced charges against our earnings.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and expensed over the term of the loan.

Debt issuance costs of $21,000 and $21,000 were capitalized during the years ended September 30, 2013 and 2012, respectively. Debt issuance costs amortized for the years ended September 30, 2013 and 2012, were $23,000 and $24,000, respectively.

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

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful lives. We currently amortize acquired intangible assets with definite lives over a period of between five and eight years.

Long –lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during fiscal years 2013 and 2012.

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

Shipping and Handling Costs

Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the years ended September 30, 2013 and 2012, were $2,163,000 and $2,905,000, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company estimates the fair values of share-based payments on the date of grant using a Black-Scholes option pricing model, which requires assumptions for the expected volatility of the share price of our common stock, the expected dividend yield, and a risk-free interest rate over the expected term of the stock-based award.

The expected volatility is based on the historical volatility of the Company's common stock share price using a historical term equal to the expected term of the stock-based award.

Prior to the third quarter of fiscal year 2013, the Company had not declared any dividends and 0% was used as the expected dividend yield for calculating the fair value of stock-based awards. Beginning in the third quarter of fiscal year 2013, the expected dividend yield is calculated based on the annualized cash dividend declared by the Company's Board of Directors for the current quarter corresponding to the grant date of the stock-based award.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected term of the stock-based award.

In December 2007, the SEC issued guidance allowing companies, under certain circumstances, to utilize a simplified method, based on the average of the vesting term and contractual term of the award, in determining the expected term of stock-based awards. Since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, we utilize the simplified method to calculate the expected term of stock-based awards.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and reflect the potential dilution that could occur if stock options or warrants were exercised and were not anti-dilutive.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on financial statement presentation of an unrecognized tax benefit when a net operation loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under this guidance an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any addition income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption will not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — Property and Equipment

A summary of property and equipment at September 30, 2013 and 2012, is as follows (dollars in thousands):

	Estimated
	Life	2013	2012

Leased equipment	3 — 5 years	$807	$784
Transportation equipment	5 — 10 years	55	51
Warehouse equipment	5 — 10 years	132	131
Office furniture	5 — 10 years	613	495
Computer equipment	3 — 5 years	599	507
Telephone equipment	5 years	101	87
Website	5 years	114	114
Server software	3 years	343	318
Leasehold improvements	Shorter of life of asset or lease	1,749	1,630
Signage	5 — 10 years	23	21

Total property and equipment		4,536	4,138
Less: accumulated depreciation		(3,492)	(2,888)

Property and equipment, net		$1,044	$1,250

The amounts charged to operating expenses for depreciation of property and equipment for the years ended September 30, 2013 and 2012 were $604,000 and $729,000, respectively.

Note 4 — Intangible Assets

A summary of intangible assets at September 30, 2013 and 2012, is as follows (in thousands):

	2013	2012
Acquired customer lists	$502	$330
Acquired trade name	81	-
Less: accumulated amortization	(169)	(91)

Net intangible assets	$414	$239

Amortization expense associated with intangible assets for fiscal years 2013 and 2012 was $78,000 and $66,000, respectively. Estimated amortization expense for intangible assets as of September 30, 2013, for the next five fiscal years is as follows (in thousands):

Amount
Fiscal years ending September 30:
2014	$121
2015	121
2016	89
2017	35
2018	29

$395

NOTE 5 — Credit Line Facility

PNC Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, the PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including inventory and accounts receivable. Interest is payable on any advance at LIBOR plus 2.75%. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Line Facility originally expired in February 2013; however, in January 2012 and February 2013, the expiration was extended to February 2014 and February 2015, with all other terms and conditions remaining the same.

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of September 30, 2013, these financial covenants included:

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of September 30, 2013, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. As of September 30, 2013, the availability under the PNC Credit Line Facility was $4,908,000 with an outstanding balance of $1,500,000. The interest rate for the outstanding balance as of September 30, 2013, was 2.93%. For fiscal years ended September 30, 2013 and 2012, the Company incurred $75,000 and $69,000, respectively, in interest expense related to the PNC Credit Line Facility.

NOTE 6 — Stockholders’ Equity

Warrants

In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants expired in November 2012.

In connection with convertible notes issued from February 2008 through October 2008, the Company issued warrants to purchase 5,204,000 shares of the Company's common stock at an exercise price of $1.00 per share and 1,166,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the note holders. In addition, the Company  issued warrants to purchase 51,000 shares of the Company’s common stock at an exercise price of $1.00 per share and 266,667 shares of the Company’s common stock at an exercise price of $1.25 per share to the placement agents. As of September 30, 2013, 97,000 shares of these warrants were exercised and the remaining warrants expired unexercised during fiscal years 2012 and 2013.

In connection with the sale of common stock on March 9, 2010, for gross proceeds of $7 million, the Company issued warrants to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share to the placement agent. These warrants are still outstanding as of September 30, 2013, and expire in October 2015. The grant-date fair value of these warrants of $228,961 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	2.34%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	63.66%

A summary of warrants issued, exercised and expired during the fiscal years ended September 30, 2013 and 2012, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price

Balance at October 1, 2011	6,965,667	$1.12
Issued	-	-
Exercised	-	-
Expired	(1,433,334)	1.25

Balance at September 30, 2012	5,532,333	$1.09
Issued	-	-
Exercised	(16,000)	1.00
Expired	(5,283,000)	1.02

Balance at September 30, 2013	233,333	$2.50

Options

In connection with conversion of $1,589,000 of debt to equity and under the terms of the reverse merger in June 2007, Mr. Libratore, the Company’s founder, principal shareholder and President, received options to purchase 4,541,009 shares of the Company’s common stock at an exercise price of $0.0001.  In March 2007, Mr. Libratore exercised options to purchase 620,000 shares. In April 2013, options for the remaining 3,921,009 shares were exercised by Mr. Libratore.

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

As of September 30, 2013, there are 1,450,500 shares outstanding and 654,500 shares available for grant under the 2007 Stock Plan.

There were 370,000 options granted during the fiscal year 2013 and no options granted during the fiscal year 2012. The weighted-average grant date fair value of options granted during the fiscal year 2013 was $0.29.  There were 367,000 options exercised during fiscal year 2013 and none exercised during fiscal year 2012. The total intrinsic value of options exercised during fiscal year 2013 was approximately $309,000.

The fair values of stock-based awards granted during the fiscal year ended September 30, 2013, were calculated with the following weighted-average assumptions:

2013

Risk-free interest rate:	0.40%
Expected term:	3 years
Expected dividend yield:	0.00%
Expected volatility:	46.87%

For the fiscal years ended September 30, 2013 and 2012, the Company recorded $58,000 and $95,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of September 30, 2013, there was $45,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.0 year.

Stock option activity for the fiscal years ended September 30, 2013 and 2012 is summarized as follows:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value

Options outstanding at October 1, 2011	2,085,000	$0.99	2.75	$141,750
Granted	-	-
Expired or forfeited	(50,000)	2.18

Options outstanding at September 30, 2012	2,035,000	$0.97	1.74	$92,150
Granted	370,000	0.93
Exercised	(367,000)	0.72
Expired or forfeited	(587,500)	0.83

Options outstanding at September 30, 2013	1,450,500	$1.07	1.98	$1,401,445

Options exercisable at September 30, 2013	1,263,000	$1.10	1.65	$1,190,320
Options vested or expected to vest at September 30, 2013	1,450,500	$1.07	1.98	$1,401,445

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

As of September 30, 2013, 481,579 shares of the Company’s common stock have been purchased through the ESPP, using $355,000 of proceeds received from employee payroll deductions. For the fiscal years ended September 30, 2013 and 2012, the Company received $48,000 and $67,000, respectively, through payroll deductions under the ESPP.

As of September 30, 2013, the Company had not authorized additional shares to be offered under the ESPP, effectively suspending the plan.

The Company used the Black-Scholes option pricing model to estimate the fair value of the shares expected to be issued under the ESPP at the grant date, the beginning date of the offering period, and recognized compensation expense ratably over the offering period. If an employee elected to increase their payroll withholdings during the offering period, the increase was treated as a modification to the original option granted under the ESPP. As a result of the modification, the incremental fair value, if any, associated with the modified award was recognized as compensation expense at the date of the modification.  Compensation expense is recognized only for shares that vest under the ESPP. For the fiscal years ended September 30, 2013 and 2012, the Company recognized $18,000 and $27,000, respectively, of compensation expense related to the ESPP.

NOTE 7 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	2013	2012

Numerator:

Net income — diluted	$7,078	$2,501

Denominator:

Weighted average shares outstanding — basic	50,115	48,097
Effect of dilutive securities:
Stock options and warrants	2,260	4,169

Weighted average shares outstanding — diluted	52,375	52,266

Earnings per share — basic	$0.14	$0.05
Earnings per share — diluted	$0.14	$0.05

The following table summarizes the number of shares outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share because the impact would have been anti-dilutive for the fiscal years indicated (in thousands):

	2013	2012

Stock options	735	1,150
Warrants	233	5,532

Totals	968	6,682

NOTE 8 — Income Taxes

Income tax expense is as follows (in thousands):

	Fiscal year ended September 30,

	2013	2012

Current income tax expense:
Federal	$1,005	$3
State	271	31

	$1,276	$34

Deferred income tax expense:
Federal	$2,879	$1,454
State	443	243

	$3,322	$1,697

Total income tax expense	$4,598	$1,731

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 35% to the Company’s income before taxes as follows (in thousands):

	Fiscal year ended September 30,

	2013	2012

Computed “expected” income tax expense	$4,087	$1,481
State income taxes, net of federal benefit	459	178
True-up of prior year differences	—	18
Other nondeductible expenses	52	54

Total income tax expense	$4,598	$1,731

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows (in thousands):

	As of September 30,

	2013	2012

Deferred tax assets — current:
Allowance for bad debts	$1,746	$1,946
Capitalization of costs to inventory	30	33
Inventory reserve	132	120
Deferred expenses	97	94
Accrued expenses	62	61

Deferred tax assets — current	2,067	2,254
Less: Valuation allowance	—	—

Net deferred tax assets — current	$2,067	$2,254

Deferred tax assets — non-current:
Net operating loss carry-forwards	$55	$3,074
Transaction costs	4	—
Charitable contribution carry-forwards	—	5
Maximum tax credit carry-forward	—	3
Property and equipment	145	165

Deferred tax assets — non-current	204	3,247
Less: Valuation allowance	(7)	(17)

Net deferred tax assets — non-current	$197	$3,230

Deferred tax liability — non-current:
Deferred advertising	(8,758)	(8,651)

Deferred tax liability — non-current	$(8,758)	$(8,651)

Net deferred tax liability	$(6,494)	$(3,167)

As of September 30, 2013, the Company had net operating losses of approximately $137,000 for federal income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income.  The Company also had net operating losses of approximately $158,000 for Tennessee income tax purposes that can be carried forward for up to fifteen years and deducted against future Tennessee taxable income.  The net operating loss carry-forwards expire in various years through 2031.  All of the total federal and Tennessee net operating losses are subject to limitations under the provisions of Internal Revenue Code section 382 due to an ownership change.

As of September 30, 2013, management determined a valuation allowance against the net deferred tax assets of $6,700.  As of September 30, 2012, management determined a valuation allowance against the net deferred tax assets of $17,000.  In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company and its subsidiaries file a consolidated federal and Florida income tax return.  Two of the Company’s subsidiaries will file additional separate state income tax returns.  These returns remain subject to examination by taxing authorities for all years after September 30, 2009.

For fiscal years 2013 and 2012, the Company recorded as part of its income tax expense an unrecognized tax benefit for certain state taxes of $46,000 and $26,000, respectively, and interest and/or penalties related to the unrecognized tax benefit of $8,000 and $4,000, respectively.  The Company had $146,000 and $92,000 of total unrecognized tax benefits, including accrued interest and penalties that are included in accrued liabilities in the accompanying balance sheet as of September 30, 2013 and 2012, respectively.  The state statutes and regulations and their applicability to specific situations vary by state.

The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits for the fiscal years ended September 30, 2013 and 2012 (dollars in thousands):

	2013	2012

Balance at October 1	$78	$52
Gross increases – tax positions in current period	46	26
Gross decreases – tax positions in current period	—	—

Balance at September 30	$124	$78
Accrued interest and penalties	22	14

Total liability for unrecognized tax benefits	$146	$92

We do not believe it is reasonably possible that unrecognized tax benefits will significantly change within the next twelve months. We also do not believe that the recognition of any of the unrecognized tax benefits would affect the Company’s effective tax rate.

NOTE 9 — Commitments and Contingencies

Capital Lease Obligations

The Company leases certain computer equipment, software, office furniture, and warehouse equipment under capital leases. The net book value of these assets was $133,000 and $179,000 as of September 30, 2013, and 2012, respectively. The payment terms of the capital leases expire between November 2013 and November 2015.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2013 (in thousands):

Amount

Fiscal year ending September 30:
2014	$89
2015	59
2016	1

Total minimum lease payments	149
Less: Interest on capitalized lease obligations	(8)

Present value of capitalized lease obligations	141
Less: Current portion	(83)

Capitalized lease obligations, net of current portion	$58

The present value of capital lease obligations is included in other current liabilities and other long-term liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2013. Interest expense on capitalized leases was $9,000 and $6,000 for the fiscal years ended September 30, 2013 and 2012, respectively.

Operating Leases

The Company leases various office and warehouse facilities, software, and equipment under non-cancelable operating leases that expire at various times through April 2016. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2013 are as follows (in thousands):

Amount
Fiscal year ending September 30:
2014	$844
2015	125
2016	49

Total minimum lease payments	$1,018

Rent, software, and equipment lease expense for the years ended September 30, 2013 and 2012, was $1,337,000 and $1,205,000, respectively.

Purchase Commitments

In May 2009, the Company entered into a long distance telephone service agreement that requires the company to purchase a minimum of $6,000 per month, excluding vendor rebates, of long distance service through December 2009. Effective January 2010, the agreement was revised to $10,000 per month, excluding additional vendor rebates. The long distance service agreement expires in April 2014. The Company purchased $146,000 and $161,000 of long distance service under the agreement for the fiscal years ended September 30, 2013 and 2012, respectively.

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

NOTE 10 — Concentration of Credit Risk

The Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to $11,345,000 and $1,000 as of September 30, 2013 and 2012, respectively.

The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely accepts assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans, or policies covering its customers. Accounts receivable due from government sources under Medicare, Medicaid, and other federally funded programs was approximately 50% and 58% of total gross receivables as of September 30, 2013 and 2012, respectively.

A significant portion of the Company’s revenues are generated from the sale of urological products. As a result, changes in the external environment, including regulatory changes, could be beneficial or detrimental depending on market conditions. The impact of these changes cannot be determined at this time.

NOTE 11 — Subsequent Events

On November 14, 2013, the Board of Directors approved a cash dividend of $0.03 per common share to its shareholders.  The dividend will be paid on January 10, 2014, to all shareholders of record as of the close of business on December 26, 2013.  The total dividend payment is expected to be approximately $1.6 million.