Form 10-Q
period 2013-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2014-02-12
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 7, 2014
Common Stock, $.001	52,506,958

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2013 (unaudited) and September 30, 2013

(In thousands, except dollar per share amounts)

	December 31, 2013	September 30, 2013

Assets
Current Assets:
Cash	$12,195	$12,453
Accounts receivable, net of allowances of $4,745 and $4,502, respectively	9,589	7,836
Inventory, net of allowance for obsolete inventory of $321 and $308, respectively	2,482	2,187
Deferred tax assets	2,112	2,067
Prepaid and other current assets	626	219
Total Current Assets	27,004	24,762
Property and equipment, net of accumulated depreciation of $3,637 and $3,492, respectively	944	1,044
Deferred advertising, net	23,311	22,705
Intangible assets, net of accumulated amortization of $194 and $169, respectively	388	414
Other assets	170	174
Total Assets	$51,817	$49,099

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,381	$4,915
Accrued liabilities	1,569	1,354
Dividends payable	1,572	1,569
Income tax payable	1,681	1,195
Other current liabilities	93	111
Total Current Liabilities	11,296	9,144
Deferred tax liabilities	8,487	8,561
Credit line facility	1,500	1,500
Other long-term liabilities	51	63
Total Liabilities	21,334	19,268

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 52,757 and 52,637 shares issued, respectively; 52,403 and 52,283 shares outstanding at December 31, 2013, and September 30, 2013, respectively	53	53
Additional paid-in capital	35,215	35,111
Accumulated deficit	(4,305)	(4,853)
Treasury stock, at cost; 354 shares at December 31, 2013, and September 30, 2013	(480)	(480)
Total Stockholders’ Equity	30,483	29,831
Total Liabilities and Stockholders’ Equity	$51,817	$49,099

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2013 and 2012
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2013	2012

Net Sales	$18,637	$17,551

Cost of Sales	6,882	6,573

Gross Profit	11,755	10,978

Operating Expenses
Payroll, taxes and benefits	3,657	3,843
Advertising	2,326	2,203
Bad debts	824	1,278
Depreciation and amortization	171	164
General and administrative	1,277	1,232
Total Operating Expenses	8,255	8,720

Income from Operations	3,500	2,258

Other Expenses	(13)	(21)

Income before Income Taxes	3,487	2,237

Provision for Income Taxes	1,367	885

Net Income	$2,120	$1,352

Basic earnings per share:
Weighted average shares outstanding	52,358	48,147
Earnings per share	$0.04	$0.03

Diluted earnings per share:
Weighted average shares outstanding	53,228	52,143
Earnings per share	$0.04	$0.03

Dividends declared per common share	$0.03	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended December 31, 2013

(Unaudited)

(in thousands)

			Additional			Total
	Common Stock		Paid	Accumulated	Treasury	stockholders’
	Shares	Amount	In Capital	Deficit	Stock	Equity

Balance at October 1, 2013	52,283	$53	$35,111	$(4,853)	$(480)	$29,831

Options issued to employees and directors	-	-	32	-	-	32
Common stock issued for exercise of employee stock options	120	-	72	-	-	72
Net income	-	-	-	2,120	-	2,120
Cash dividends declared, $0.03 per share	-	-	-	(1,572)	-	(1,572)
Balance at December 31, 2013	52,403	$53	$35,215	$(4,305)	$(480)	$30,483

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2013 and 2012

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2013	2012

Cash flow from operating activities:
Net Income	$2,120	$1,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,482	2,310
Equity based compensation	32	10
Provision for doubtful accounts and contractual adjustments	1,027	1,335
Deferred income taxes	(120)	805
Reserve for inventory obsolescence	13	53
Changes in operating assets and liabilities:
Accounts receivable	(2,779)	(169)
Deferred advertising	(2,918)	(2,753)
Inventory	(307)	148
Other assets	(402)	(57)
Accounts payable	1,952	(2,013)
Accrued liabilities	215	393
Other liabilities	(8)	3
Net Cash Flow Provided by Operating Activities	1,307	1,417

Cash flow from investing activities:
Purchase of property and equipment	(51)	(308)
Proceeds from sale of property and equipment	4	-
Net Cash Flow Used in Investing Activities	(47)	(308)

Cash flow from financing activities:
Proceeds from employee stock purchase plan	-	13
Proceeds from exercise of employee stock options	72	-
Cash dividends paid	(1,569)	-
Payments of capital lease obligations	(22)	(17)
Net Cash Flow Used in Financing Activities	(1,518)	(4)

Net increase (decrease) in cash	(258)	1,105

Cash at beginning of period	12,453	3,326
Cash at end of period	$12,195	$4,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$21
Cash paid for income taxes	$1,000	$5

Supplemental schedule of non-cash financing activities:
Cash dividends declared, but not yet paid	$1,572	$-

See accompanying notes to unaudited condensed consolidated financial statements.

 Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Unaudited Condensed Consolidated Financial Statements

December 31, 2013

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, that was filed with the SEC on December 23, 2013. The results of operations for the three months ended December 31, 2013, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., Practica Medical Manufacturing, Inc., and Tri-County Medical & Ostomy Supplies, Inc., its wholly-owned subsidiaries.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. There were no material changes to our significant accounting policies during the interim period ended December 31, 2013.

 Note 3 — Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including inventory and accounts receivable. Interest is payable on any advance at LIBOR plus 2.75%. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Line Facility expires in February 2015.

The PNC Credit Line Facility requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of December 31, 2013, these financial covenants included:

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of December 31, 2013, the Company was in compliance with all applicable financial covenants pursuant to the PNC Credit Line Facility. As of December 31, 2013, the availability under the PNC Credit Line Facility was $6,202,000 with an outstanding balance of $1,500,000. The interest rate for the outstanding balance as of December 31, 2013, was 2.92%.  For the three months ended December 31, 2013 and 2012, the Company incurred $11,000 and $19,000, respectively, in interest expense related to the PNC Credit Line Facility.

Note 4 — Stockholders’ Equity

Employee and Director Stock Options

The Company granted 150,000 and 100,000 options during the three months ended December 31, 2013 and 2012, respectively. The weighted-average grant date fair values of the options granted were $0.50 and $0.29, for the three months ended December 31, 2013 and 2012, respectively.  There were 120,000 options exercised during the three months ended December 31, 2013, and none exercised during the three months ended December 31, 2012. The total intrinsic value of options exercised during the three months ended December 31, 2013, was approximately $203,000.

The fair values of stock-based awards granted during the three months ended December 31, 2013 and 2012, were calculated with the following weighted-average assumptions:

	2013	2012
Risk-free interest rate:	0.68%	0.34%
Expected term:	2.99 years	3.12 years
Expected dividend yield:	5.60%	0.00%
Expected volatility:	48.34%	50.58%

For the three months ended December 31, 2013 and 2012, the Company recorded $32,000 and $5,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of December 31, 2013, there was $88,000 in total unrecognized compensation expense related to non-vested employee and director stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.75 years.

Stock option activity for the three months ended December 31, 2013, is summarized as follows:

2007 Stock Plan:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at October 1, 2013	1,450,500	$1.07	1.98	$1,401,445
Granted	150,000	2.15	-	-
Exercised	(120,000)	.60	-	-
Expired or forfeited	(20,000)	.60	-	-
Options outstanding at December 31, 2013	1,460,500	$1.23	2.24	$4,491,010

Options exercisable at December 31, 2013	1,178,000	$1.18	1.73	$3,464,210
Options vested or expected to vest at December 31, 2013	1,460,500	$1.23	2.24	$4,491,010

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three months ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	For the three months ended December 31,
	2013	2012
Numerator:
Net income — basic and diluted	$2,120	$1,352

Denominator:
Weighted average shares outstanding — basic	52,358	48,147
Effect of dilutive securities:
Stock options and warrants	870	3,996
Weighted average shares outstanding — diluted	53,228	52,143

Earnings per share — basic	$0.04	$0.03
Earnings per share — diluted	$0.04	$0.03

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three months ended December 31, 2013 and 2012 (in thousands):

	For the three months ended December 31,
	2013	2012
Stock options	-	1,650
Warrants	-	5,407
Totals	-	7,057

Note 6 — Income Taxes

The provision for income taxes was $1,367,000 for the three months ended December 31, 2013.  The effective tax rate was approximately 39% of income before income taxes of $3,487,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $885,000 for the three months ended December 31, 2012.  The effective tax rate was approximately 40% of income before income taxes of $2,237,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Note 7 — Subsequent Events

On January 31, 2014, the Company’s Board of Directors approved a cash dividend of $0.03 per common share to its shareholders. The dividend will be paid on April 10, 2014, to all shareholders of record as of the close of business on March 26, 2014. The total dividend is expected to be approximately $1.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. When used in this Quarterly Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date made. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of distributing or marketing activities, competitive and regulatory factors, and additional factors set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, under the caption “Risk Factors,” could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company included in our Annual Report on Forms 10-K for the year ended September 30, 2013, and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The following table shows our revenue streams, including new and recurring orders, for the three months ended December 31, 2013 and 2012, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated	For the three months ended December 31,
from customer leads received during:	2013	2012

Pre-FY 2009	$2,678	$2,953
FY 2009	2,912	3,279
FY 2010	2,720	3,086
FY 2011	3,059	3,365
FY 2012	3,141	3,398
FY 2013	3,006	1,010
FY 2014	882	n/a
Total Revenues *	18,398	17,591
Other Sales and Adjustments	239	(40)
Net Sales	$18,637	$17,551

* Revenues include orders from new and recurring customers, net of contractual allowances. Revenue from new customers will impact comparisons between the periods for fiscal year 2014 and the corresponding periods from fiscal year 2013, especially revenue from new customers

We believe the recurring nature of our customer base helps provide a long-term stable cash flow. We are able to adjust our advertising spend relatively quickly to respond to changing market conditions, favorable or unfavorable, which helps control our operating cash flows. As our customer base grows and revenues increase, we continue to focus on improving operational efficiencies to increase profitability.

Results of Operations

The following table summarizes the results of operations for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	%	Amount	#
Net Sales	$18,637	100.0	$17,551	100.0
Cost of Sales	6,882	36.9	6,573	37.5
Gross Profit	11,755	63.1	10,978	62.5
Operating Expenses	8,255	44.3	8,720	49.7
Income from Operations	3,500	18.8	2,258	12.8
Other Expenses	(13)	(0.1)	(21)	(0.1)
Income before Income Taxes	3,487	18.7	2,237	12.7
Provision for Income Taxes	1,367	7.3	885	5.0
Net Income	$2,120	11.4	$1,352	7.7

Revenues

Net sales for the three months ended December 31, 2013, increased by $1,086,000, or 6.2%, to $18,637,000, compared with net sales of $17,551,000 for the three months ended December 31, 2012.  The increase in net sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base.

Our direct-response advertising expenditures for the three months ended December 31, 2013, were $2,918,000 compared with $2,753,000 for the three months ended December 31, 2012. We acquired 3,008 and 3,908 new customers during the three months ended December 31, 2013 and 2012, respectively.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
New Customers *	$1,670	$1,984
Recurring Customer Base	16,728	15,607
Total Revenues, net of contractual allowances	18,398	17,591
Other Sales and Adjustments	239	(40)
Net Sales	$18,637	$17,551

*We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For the three months ended December 31, 2013, $882 of the net sales for new customers acquired was generated from leads received during the three months ended December 31, 2013. For the three months ended December 31, 2012, $1,010 of the net sales for new customers acquired was generated from leads received during the three months ended December 31, 2012. The remaining net sales from new customers acquired were generated from leads received during prior periods.

The number of new customers acquired and the amount of revenue generated by new customers during a particular quarter is impacted by the amount of advertising spend in the current quarter and in the previous quarters. Our direct-response advertising spend for the two quarters immediately preceding the three months ended December 31, 2013, averaged $2.0 million per quarter. For the two quarters immediately preceding the three months ended December 31, 2012, our direct-response advertising spend averaged $3.5 million per quarter, which contributed to the higher number of new customers and revenues generated by new customers during the three months ended December 31, 2012.

Gross Profit

Gross profit for the three months ended December 31, 2013, increased by $777,000, or 7.1%, to $11,755,000, compared with gross profit of $10,978,000 for the three months ended December 31, 2012.  The increase was attributed to our increased sales volume for the three months ended December 31, 2013, compared with the three months ended December 31, 2012.

As a percentage of sales, gross profit increased by 0.6% to 63.1% for the three months ended December 31, 2013, compared with gross profit of 62.5% for the three months ended December 31, 2012. The increase in gross profit as a percentage of sales was primarily attributed to a reduction in product costs from one of our vendors pursuant to a three-year agreement, effective November 1, 2013.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three months ended December 31, 2013 and 2012, (dollars in thousands):

	2013		2012
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$3,657	19.6	$3,843	21.9
Advertising	2,326	12.5	2,203	12.6
Bad debts	824	4.4	1,278	7.3
Depreciation and amortization	171	0.9	164	0.9
General and administrative	1,277	6.9	1,232	7.0
Total Operating Expenses	$8,255	44.3	$8,720	49.7

Payroll, taxes and benefits decreased by $186,000, or 4.8%, to $3,657,000 for the three months ended December 31, 2013, compared with the three months ended December 31, 2012. The decrease was due to a reduction in the number of employees as a result of  process and system enhancements implemented during fiscal year 2013. As of December 31, 2013, we had 317 active employees, compared with 348 at December 31, 2012.

Advertising expenses increased by $123,000, or 5.6%, to $2,326,000 for the three months ended December 31, 2013, compared with the three months ended December 31, 2012.

The majority of our advertising expenses is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Advertising Expenses:
Amortization of direct-response costs	$2,311	$2,147
Other advertising expenses	15	56
Total Advertising Expenses	$2,326	$2,203

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

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the three months ended December 31, 2013 and 2012. For presentation purposes, the quarterly advertising cost pools prior to fiscal year 2013 have been aggregated into fiscal years (dollars in thousands):

Actual Advertising	Grouped by Fiscal or	Amortization Expense for the three months ended December 31,		Deferred Advertising Balance @
Spend	Interim Period	2013	2012	12/31/2013
$1,567	FY2008	$-	$10	$-
4,191	FY2009	43	66	141
10,808	FY2010	283	343	1,560
15,245	FY2011	589	668	4,833
13,113	FY2012	621	867	7,250
2,753	FY2013-Q1	144	193	1,874
2,187	FY2013-Q2	126	—	1,611
2,036	FY2013-Q3	125	—	1,622
2,024	FY2013-Q4	162	—	1,720
2,918	FY2014-Q1	218	—	2,700
Total Amortization Expense		$2,311	$2,147	$23,311

Bad debt expense decreased by $454,000, or 35.5%, to $824,000 for the three months ended December 31, 2013, compared with the three months ended December 31, 2012. The decrease in bad debt expense was due to increased accounts receivable collection efforts. During the last quarter of fiscal year 2012, we implemented improvements to our billing and collection processes, including system enhancements, and increased the number of employees in our accounts receivable department. As a result of these efforts, the number of days outstanding of gross accounts receivables, excluding reserves, decreased by 3.7 days to 69.2 days as of December 31, 2013, compared with 72.9 days as of December 31, 2012, which reduced our bad debt reserve requirements for the three months ended December 31, 2013, compared with the three months ended December 31, 2012.

Depreciation and amortization expenses increased by $7,000, or 4.3%, to $171,000 for the three months ended December 31, 2013, compared with the three months ended December 31, 2012.

Purchases of property and equipment totaled $51,000 and $308,000 during the three months ended December 31, 2013 and 2012, respectively.

General and administrative expenses increased by $45,000, or 3.7%, to $1,277,000 for the three months ended December 31, 2013, compared with the three months ended December 31, 2012. The increase was primarily due to fees associated with the listing our common stock on the NYSE MKT and an increase in professional fees. These increases were partially offset by reductions in software support costs.

Income from Operations

Income from operations for the three months ended December 31, 2013, increased by $1,242,000, or 55.0%, to $3,500,000, compared with the three months ended December 31, 2012. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes and decreased operating expenses discussed above.

Other Expenses

The following table shows a breakdown of other expense for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Other Expenses:
Interest Expense	$(12)	$(21)
Loss on sale of assets	(1)	-
Total Other Expenses	$(13)	$(21)

Interest expense decreased by $9,000 for the three months ended December 31, 2013, compared with the three months ended December 31, 2012, due to a reduction of $1.0 million in borrowings under our credit line facility. The outstanding borrowings under our credit line facility were $1.5 million during the three months ended December 31, 2013, compared with outstanding borrowings of $2.5 million under our credit line facility during the three months ended December 31, 2012.

Income Taxes

The following table provides a breakdown of our income tax expenses for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	For the three months ended December 31,
	2013	2012
Current income tax expense:
Federal	$1,262	$46
State	224	34
Total current income tax expense	$1,486	$80
Deferred income tax expense (income):
Federal	$(104)	$702
State	(15)	103
Total deferred income tax expense (income)	$(119)	$805
Provision for Income Taxes	$1,367	$885

Our taxable income for fiscal year 2013 exceeded our net operating loss carry-forwards from fiscal year 2012, and substantially all of our net operating loss carry-forwards were utilized to reduce our federal and state income tax liabilities for fiscal year 2013. As a result, our income tax expense for the three months ended December 31, 2013, consisted of a larger proportion of current income tax expense versus deferred income expense (income) compared with the three months ended December 31, 2012.

The following table provides a breakdown of our income tax liabilities by current and deferred as of December 31, 2013, and September 30, 2013 (dollars in thousands):

	As of December 312013	As of September 30, 2012

Current income tax liabilities	$1,681	$1,195

Deferred income tax liabilities:
Deferred tax liability	$8,487	$8,561
Less: Deferred tax assets, current portion	(2,112)	(2,067)
Net deferred tax liabilities:	$6,375	$6,494

The provision for income taxes was $1,367,000 for the three months ended December 31, 2013.  The effective tax rate was approximately 39.2% of the income before income taxes of $3,487,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $885,000 for the three months ended December 31, 2012.  The effective tax rate was approximately 40% of the income before income taxes of $2,237,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

 Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Cash Flows:
Net cash provided by operating activities	$1,307	$1,417
Net cash used in investing activities	(47)	(308)
Net cash used in financing activities	(1,518)	(4)
Net increase (decrease) in cash	(258)	1,105
Cash at beginning of period	12,453	3,326
Cash at end of period	$12,195	$4,431

The Company had cash of $12,195,000 at December 31, 2013, compared with cash of $12,453,000 at September 30, 2013, a decrease of $258,000. The decrease in cash for the three months ended December 31, 2013, was due to $1,518,000 of cash used in financing activities and $47,000 of net cash used in investing activities, partially offset by $1,307,000 of cash provided by operating activities.

Operating Activities

Cash provided by operating activities was $1,307,000 for the three months ended December 31, 2013, which represents a decrease of $110,000 compared with cash provided by operating activities of $1,417,000 for the three months ended December 31, 2012. The decrease in operating cash flows for the three months ended December 31, 2013, was the result of an increase of $2,610,000 in the change in accounts receivable due to an increase in Medicare pre-payment audits and increased sales levels; a decrease in non-cash charges of $1,079,000 primarily related to the reduction of deferred income tax expenses; an increase of $455,000 in the change in inventory; a decrease of $345,000 in the change in other assets; an increase of $165,000 in direct-response advertising spend, partially offset by an increase of $3,479,000 in the change in accounts payable, caused primarily by a change in the billing practices of one of our vendors, and an increase in net income of $769,000.

In late September 2013, Region C of Medicare began conducting pre-payment audits for catheter claims submitted by all suppliers. As a result of Region C's pre-payment audits for catheter claims, during the three months ended December 31, 2013, we experienced an increase of $981,000 in the amount of claims delayed due to Medicare pre-payment audits. The results of these audits have not generated a significant number of denials and/or adjustments, and we expect to receive payment for most of these claims from Medicare. However, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. As of December 31, 2013, we had approximately $1,606,000 of Medicare claims delayed due to pre-payment audits by all Medicare regions.

In January 2014, Region C decreased the level of pre-payment audits for catheter claims, which decreased the number of our Medicare claims subject to the pre-payment audits. If Region C maintains its reduced levels of prepayment audits for catheter claims, we expect the amount of our Medicare claims delayed due to the pre-payment audits to decrease by approximately $750,000 to $1,000,000 during the second quarter of fiscal year 2014.

Due to the increase in Medicare pre-payment audits during the three months ended December 31, 2013, the number of days of gross accounts receivable outstanding increased by 5.1 days to 69.2 days as of December 31, 2013, compared with 64.1 days as of September 30, 2013.

Investing Activities

During the three months ended December 31, 2013 and 2012, we purchased $51,000 and $308,000, respectively, of property and equipment to support our continued growth. The $51,000 of purchases during the three months ended December 31, 2013, was for computer equipment, website enhancements, and other software.  The $308,000 of purchases during the three months ended December 31, 2012, was for leasehold improvements and computer equipment, related to the build-out of a 6,400 square-foot facility, which was completed in January 2013.

Financing Activities

During the three months ended December 31, 2013, cash used in financing activities was $1,518,000, which included cash dividends paid of $1,569,000 and payments of $22,000 for capital lease obligations, partially offset by $72,000 of proceeds received from the exercise of employee stock options.

During the three months ended December 31, 2012, cash used in financing activities was $4,000, which included $13,000 of proceeds from our employee stock purchase plan, offset by capital lease payments of $17,000.

Outlook

We have increased sales by $1.0 million, or 6.2%, to $18.6 million for the three months ended December 31, 2013, compared with sales of $17.6 million for the three months ended December 31, 2012. Our operating income increased by $1.2 million, or 55.0%, to $3.5 million for the three months ended December 31, 2013, compared with the operating income of $2.3 million for the three months ended December 31, 2012.  Our operating margins improved from 12.9% to 18.8% for the same periods.

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

As of December 31, 2013, we had $12.2 million of cash and $6.2 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from operations, will be sufficient to meet our cash requirements during the next twelve months.

At December 31, 2013, our current assets of $27,004,000 exceeded our current liabilities of $11,296,000 by $15,708,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended September 30, 2013, for a discussion of significant accounting policies, recent accounting pronouncements, and their effect, if any, on the Company.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	February 12, 2014
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	February 12, 2014
Robert J. Davis