Form 10-Q
period 2014-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2014-05-15
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

 or

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-05663

LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0267292 (I.R.S. Employer Identification No.)

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

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .   No   X .

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2014
Common Stock, $.001	52,813,709

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2014 (unaudited) and September 30, 2013
(In thousands, except dollar per share amounts)

	March 31,	September 30,
	2014	2013
Assets
Current Assets:
Cash	$9,573	$12,453
Accounts receivable, net of allowances of $4,659 and $4,502, respectively	9,147	7,836
Inventory, net of allowance for obsolete inventory of $327 and $308, respectively	2,346	2,187
Prepaid income taxes	944	—
Deferred tax assets	2,131	2,067
Prepaid and other current assets	521	219
Total Current Assets	24,662	24,762
Property and equipment, net of accumulated depreciation of $3,776 and $3,492, respectively	845	1,044
Deferred advertising, net	25,070	22,705
Intangible assets, net of accumulated amortization of $223 and $169, respectively	478	414
Other assets	178	174
Total Assets	$51,233	$49,099

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,740	$4,915
Accrued liabilities	1,499	1,354
Dividends payable	1,584	1,569
Income tax payable	181	1,195
Other current liabilities	85	111
Total Current Liabilities	9,089	9,144
Deferred tax liabilities	9,338	8,561
Credit line facility	1,500	1,500
Other long-term liabilities	32	63
Total Liabilities	19,959	19,268

Stockholders’ Equity:
Common stock, $0.001 par value, 200,000 shares authorized, 53,168 and 52,637 shares issued, respectively; 52,814 and 52,283 shares outstanding at March 31, 2014, and September 30, 2013, respectively	53	53
Additional paid-in capital	35,977	35,111
Accumulated deficit	(4,276)	(4,853)
Treasury stock, at cost; 354 shares at March 31, 2014, and September 30, 2013	(480)	(480)
Total Stockholders’ Equity	31,274	29,831
Total Liabilities and Stockholders’ Equity	$51,233	$49,099

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2014 and 2013
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,

	2014	2013	2014	2013

Net Sales	$17,619	$16,734	$36,256	$34,285

Cost of Sales	6,611	6,000	13,493	12,574

Gross Profit	11,008	10,734	22,763	21,711

Operating Expenses
Payroll, taxes and benefits	3,681	3,666	7,338	7,509
Advertising	2,371	2,269	4,697	4,471
Bad debts	818	1,167	1,642	2,445
Depreciation and amortization	168	174	339	338
General and administrative	1,373	1,100	2,650	2,332
Total Operating Expenses	8,411	8,376	16,666	17,095

Income from Operations	2,597	2,358	6,097	4,616

Other Expenses	(13)	(21)	(26)	(42)

Income before Income Taxes	2,584	2,337	6,071	4,574

Provision for Income Taxes	971	917	2,338	1,802

Net Income	$1,613	$1,420	$3,733	$2,772

Basic earnings per share:
Weighted average shares outstanding	52,578	48,177	52,467	48,162
Earnings per share	$0.03	$0.03	$0.07	$0.06

Diluted earnings per share:
Weighted average shares outstanding	53,602	52,277	53,450	52,214
Earnings per share	$0.03	$0.03	$0.07	$0.05

Dividends declared per common share	$0.03	—	$0.06	—

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended March 31, 2014
(Unaudited)
(in thousands)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2013	52,283	$53	$35,111	$(4,853)	$(480)	$29,831

Options issued to employees and directors	—	—	52	—	—	52
Common stock issued to directors	26	—	112	—	—	112
Common stock issued for exercise of stock options and warrants	505	—	531	—	—	531
Income tax benefit related to exercise of stock options	—	—	171	—	—	171
Net income	—	—	—	3,733	—	3,733
Cash dividends declared, $0.06 per share	—	—	—	(3,156)	—	(3,156)
Balance at March 31, 2014	52,814	$53	$35,977	$(4,276)	$(480)	$31,274

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2014 and 2013
(Unaudited)
(in thousands)

	Six Months Ended
	March 31,
	2014	2013
Cash flow from operating activities:
Net Income	$3,733	$2,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,003	4,708
Equity based compensation	164	47
Provision for doubtful accounts and contractual adjustments	1,804	2,479
Deferred income taxes	713	1,476
Reserve for inventory obsolescence	19	103
Changes in operating assets and liabilities:
Accounts receivable	(3,114)	(948)
Deferred advertising	(7,030)	(4,940)
Inventory	(142)	227
Other assets	(284)	(164)
Income taxes prepaid and payable	(1,958)	260
Accounts payable	824	(2,084)
Accrued liabilities	109	135
Other liabilities	(15)	(1)
Net Cash Flow Provided by (Used in) Operating Activities	(174)	4,070

Cash flow from investing activities:
Purchase of property and equipment	(75)	(347)
Proceeds from sale of property and equipment	4	—
Acquisition of business	(134)	—
Net Cash Flow Used in Investing Activities	(205)	(347)

Cash flow from financing activities:
Proceeds from employee stock purchase plan	—	42
Proceeds from exercise of stock options and warrants	531	—
Cash dividends paid	(3,141)	—
Costs associated with credit line facility	(21)	(21)
Income tax benefit related to exercise of stock options	171	—
Payments of capital lease obligations	(41)	(35)
Net Cash Flow Used in Financing Activities	(2,501)	(14)

Net increase (decrease) in cash	(2,880)	3,709

Cash at beginning of period	12,453	3,326
Cash at end of period	$9,573	$7,035

Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$42
Cash paid for income taxes	$3,411	$47

Supplemental schedule of non-cash financing activities:
Cash dividends declared, but not yet paid	$1,584	$—

See accompanying notes to unaudited condensed consolidated financial statements

 Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Condensed Consolidated Financial Statements

March 31, 2014

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, that was filed with the SEC on December 23, 2013. The results of operations for the six months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., Practica Medical Manufacturing, Inc., and Tri-County Medical & Ostomy Supplies, Inc., its wholly-owned subsidiaries.

In January 2014, the Company acquired certain assets of a urology division, including the urology customer records, websites, and inventory, of a durable medical equipment business for a cash purchase price of $170,000, of which $134,000 was paid during the three months ended March 31, 2014. The acquisition was immaterial to the Company's consolidated financial position and results of operations.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. There were no material changes to our significant accounting policies during the interim period ended March 31, 2014.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between the periods presented.  The following reclassification was made to the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2013, to be consistent with the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2014, presented:

•

In the Cash flow from operating activities section, within the Changes in operating assets and liabilities section, $260,000 was reclassified from Accrued liabilities to Income taxes prepaid and payable.

The reclassification had no impact on previously reported net cash flows from operating activities, total assets, stockholders’ equity, or net income.

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

On February 27, 2014, PNC Credit Line Facility was amended as follows:

•

The expiration date for the PNC Credit Line Facility was extended from February 11, 2015, to March 31, 2016.

•

The interest rate on the outstanding balance was reduced from LIBOR plus 2.75% to LIBOR plus 2.50%.

•

The EBITDA (earnings before interest, taxes, depreciation and amortization) definition was revised to subtract the actual cash outlay for deferred advertising as stated on the Consolidated Statement of Cash Flows.

•

The value of an acquisition requiring PNC's prior written consent was increased to $1,500,000.

The PNC Credit Line Facility requires the Company to comply with certain covenants, including financial covenants which are defined in the credit agreement. As of March 31, 2014, these financial covenants included:

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a Fixed Charge Coverage Ratio of at least 1.25 to 1.

As of March 31, 2014, the Company was in compliance with the applicable financial covenants pursuant to the PNC Credit Line Facility. As of March 31, 2014, availability under the PNC Credit Line Facility was $5,613,000 with an outstanding balance of $1,500,000.  The interest rate for the outstanding balance as of March 31, 2014, was 2.65%. For the six months ended March 31, 2014 and 2013, the Company incurred $22,000 and $37,000, respectively, in interest expense related to the outstanding balances pursuant to the PNC Credit Line Facility.

Note 4 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised, and expired during the six months ended March 31, 2014, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2013	233,333	$2.50
Issued	—	—
Exercised	(29,167)	2.50
Expired	—	—
Balance at March 31, 2014	204,166	$2.50

Employee and Director Stock Options

The Company granted 150,000 and 370,000 options during the six months ended March 31, 2014 and 2013, respectively.  The weighted-average grant date fair value of options granted during the six months ended March 31, 2014 and 2013, respectively, was $0.50 and $0.29 per share.  There were 475,084 options exercised during the six months ended March 31, 2014, and none exercised during the six months ended March 31, 2013. The total intrinsic value of options exercised during the six months ended March 31, 2014 was approximately $1,385,000.

The fair values of stock-based awards granted during the six months ended March 31, 2014 and 2013, were calculated with the following weighted-average assumptions:

	2014	2013
Risk-free interest rate:	0.68%	0.40%
Expected term:	2.99 years	2.91 years
Expected dividend yield:	5.60%	0.00%
Expected volatility:	48.34%	46.87%

  For the six months ended March 31, 2014 and 2013, the Company recorded $52,000 and $34,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of March 31, 2014, there is $68,000 in total unrecognized compensation expense related to non-vested employee options and director stock options granted, which is expected to be recognized over 1.5 years.

Stock option activity for the six months ended March 31, 2014, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at October 1, 2013	1,450,500	$1.07	1.98	$1,401,445
Granted	150,000	2.15
Exercised	(475,084)	0.97
Expired or forfeited	(20,000)	0.60

Options outstanding at March 31, 2014	1,105,416	$1.28	2.10	$2,934,748

Options exercisable at March 31, 2014	879,166	$1.20	1.57	$2,399,648
Options vested or expected to vest at March 31, 2014	1,105,416	$1.28	2.10	$2,934,748

 Director Stock Grants

In January 2014, the two independent members of the Company's Board of Directors were issued 25,974 common shares of restricted stock grants for compensation. For the three months ended March 31, 2014, the Company recorded $112,000 of stock-based compensation expense associated with the stock grants.

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	For the three months		For the six months
	ended March 31,		ended March 31,
	2014	2013	2014	2013
Numerator:
Net income — basic	$1,613	$1,420	$3,733	$2,772

Denominator:
Weighted average shares outstanding — basic	52,578	48,177	52,467	48,162
Effect of dilutive securities:
Stock options and warrants	1,024	4,100	983	4,052
Weighted average shares outstanding — diluted	53,602	52,277	53,450	52,214

Earnings per share — basic	$0.03	$0.03	$0.07	$0.06
Earnings per share — diluted	$0.03	$0.03	$0.07	$0.05

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or six months ended March 31, 2014 and 2013 (in thousands):

	For the three months		For the six months
Anti-dilutive shares (000’s):	ended March 31,		ended March 31,
	2014	2013	2014	2013
Stock options	—	1,440	—	1,540
Warrants	—	5,044	—	5,044
	—	6,484	—	6,584

Note 6 — Income Taxes

The provision for income taxes was $2,338,000 for the six months ended March 31, 2014. The effective tax rate was approximately 39% of the income before income taxes of $6,071,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company included in our Annual Report on Form 10-K for the year ended September 30, 2013, and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The following table shows our revenue streams, including new and recurring orders, for the three and six  months ended March 31, 2014 and 2013, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer leads received during:	For the three months ended March 31,		For the six months ended March 31,

	2014	2013	2014	2013

Pre-FY 2009	$2,448	$2,734	$5,126	$5,687
FY 2009	2,734	3,095	5,646	6,374
FY 2010	2,507	2,905	5,227	5,991
FY 2011	2,623	3,116	5,682	6,481
FY 2012	2,755	3,259	5,896	7,157
FY 2013	2,529	1,725	5,535	2,735
FY 2014	1,832	n/a	2,714	n/a

Total Revenues *	$17,428	$16,834	$35,826	$34,425
Other Sales and Adjustments	191	(100)	430	(140)

Net Sales	$17,619	$16,734	$36,256	$34,285

* Revenues include orders from new and recurring customers, net of contractual allowances. Revenue from new customers will impact comparisons between the periods for fiscal year 2014 and the corresponding periods from fiscal year 2013, especially revenue from new customers acquired during the latter portion of the fiscal years.

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

Results of Operations

The following table summarizes the results of operations for the three and six months ended March 31, 2014 and 2013, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net Sales	$17,619	100.0	$16,734	100.0	$36,256	100.0	$34,285	100.0
Cost of Sales	6,611	37.5	6,000	35.9	13,493	37.2	12,574	36.7
Gross Profit	11,008	62.5	10,734	64.1	22,763	62.8	21,711	63.3
Operating Expenses	8,411	47.7	8,376	50.0	16,666	46.0	17,095	49.9
Income from Operations	2,597	14.8	2,358	14.1	6,097	16.8	4,616	13.4
Other Expenses	(13)	(0.1)	(21)	(0.1)	(26)	(0.1)	(42)	(0.1)
Income before Income Taxes	2,584	14.7	2,337	14.0	6,071	16.7	4,574	13.3
Provision for Income Taxes	971	5.5	917	5.5	2,338	6.4	1,802	5.2
Net Income	$1,613	9.2	$1,420	8.5	$3,733	10.3	$2,772	8.1

Revenues

Net sales for the three months ended March 31, 2014, increased by $885,000, or 5.3%, to $17,619,000, compared with net sales of $16,734,000 for the three months ended March 31, 2013. Net sales for the six months ended March 31, 2014, increased by $1,971,000, or 5.7%, to $36,256,000, compared with net sales of $34,285,000 for the six months ended March 31, 2013. The increase in net sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base.

Our direct-response advertising expenditures for the three months ended March 31, 2014, were $4,112,000 compared with $2,187,000 for the three months ended March 31, 2013. We acquired 3,231 and 2,916 new customers during the three months ended March 31, 2014 and 2013, respectively.

Our direct-response advertising expenditures for the six months ended March 31, 2014, were $7,030,000 compared with $4,940,000 for the six months ended March 31, 2013. We acquired 6,060 and 6,824 new customers during the six months ended March 31, 2014 and 2013, respectively.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

Revenues generated by:	For the three months ended March 31,		For the six months ended March 31,

	2014	2013	2014	2013

New Customers (1)	$2,379	$2,524	$4,049	$4,508
Recurring Customer Base	15,049	14,310	31,777	29,917

Total Revenues, net of contractual adjustments	$17,428	$16,834	$35,826	$34,425
Other Sales and Adjustments	191	(100)	430	(140)

Net Sales	$17,619	$16,734	$36,256	$34,285

(1) For the six months ended March 31, 2014, $2,714 of the net sales for new customers acquired was generated from leads received during the six months ended March 31, 2014. For the six months ended March 31, 2013, $2,735 of the net sales for new customers acquired was generated from leads received during the six months ended March 31, 2013. The remaining net sales from new customers acquired were generated from leads received during prior periods.

We obtain the majority of our new customers from leads generated by direct responses to our advertising. The number of new customers acquired through our advertising is dependent on internal and external factors, including, but not limited to, the timing of our advertising spend, the length of time from the receipt of the customer leads, the level of responses to our advertising efforts, our ability to convert leads to customers, and the market environment.

During the first two quarters of fiscal year 2014, we increased our advertising expenditures to build our customer lead base.

The following table shows the number of new customer leads generated from our quarterly advertising expenditures over the last six quarters:

Quarter	Advertising Spend ($000's)	Number of Customer Leads
FY2014-Q2 (1)	$4,282	16,943
FY2014-Q1	2,918	14,206
FY2013-Q4 (2)	2,367	12,461
FY2013-Q3	2,036	11,220
FY2013-Q2	2,187	11,905
FY2013-Q1	$2,753	15,451
(1) Includes $170,000 for an acquisition of a small urological division completed in January 2014. (2) Includes $343,000 for an acquisition of a small ostomy supply business completed in July 2013.

The following table shows the timing of the new customers acquired based on the quarter the customer leads were initially received:

Customer Leads Received	Number of New Customers Acquired (1)
	FY2014-Q2	FY2014-Q1	FY2013-Q4	FY2013-Q3	FY2013-Q2	FY2013-Q1
FY2014-Q2	2,077
FY2014-Q1	626	1,688
FY2013-Q4	112	607	1,978
FY2013-Q3	39	66	542	1,669
FY2013-Q2	32	65	86	634	1,713
FY2013-Q1	50	45	64	109	570	2,108
Pre-FY2013	295	358	355	491	633	1,800
Total New Customers	3,231	2,829	3,025	2,903	2,916	3,908

(1) The number of new customers acquired in a particular quarter are derived from leads received in the current quarter and from leads received in preceding quarters. During the second quarter of fiscal year 2014, we acquired 3,231 new customers, of which 2,077 new customers were from leads received in the same quarter and 1,154 new customers were from leads received in prior quarters.

The majority of the new customers acquired place their initial order with us within three to six months following our advertising expenditures. However, we generate new customers directly from the customer leads received from a particular quarter's advertising spend beyond six months, primarily due to delays in reconnecting with the prospective customers after the initial contact and obtaining the proper documentation from the customers and/or their physicians. We expect to continue to acquire new customers over the next fifteen to eighteen months from our increased customer lead base. Similar to our past direct-response advertising efforts, when we increased our advertising spend, our costs to acquire new customers increased. We believe that the incremental costs associated with acquiring new customers through our increased advertising expenditures will be more than offset by the recurring revenues generated from the new customers acquired as a result of our advertising efforts.

Gross Profit

Gross profit for the three months ended March 31, 2014, increased by $274,000, or 2.6%, to $11,008,000, compared with gross profit of $10,734,000 for the three months ended March 31, 2013. For the six months ended March 31, 2014, gross profit increased by $1,052,000, or 4.8%, to $22,763,000, compared with gross profit of $21,711,000. The increase was attributed to our increased sales volume for the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013.

As a percentage of sales, gross profit decreased by 1.6% and 0.5%, respectively, for the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013.  The decrease in gross profit as a percentage of sales was primarily attributable to an increase in our product mix towards ostomy supplies, partially offset by a reduction in product costs from one of our suppliers beginning in November 2013.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three and six months ended March 31, 2014 and 2013, including percentage of sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, and benefits	$3,681	20.9	$3,666	21.9	$7,338	20.2	$7,509	21.9
Advertising	2,371	13.5	2,269	13.6	4,697	13.0	4,471	13.0
Bad debts	818	4.6	1,167	7.0	1,642	4.5	2,445	7.0
Depreciation and amortization	168	1.0	174	1.0	339	0.9	338	1.0
General and administrative	1,373	7.8	1,100	6.6	2,650	7.3	2,332	6.8

Total Operating Expenses	$8,411	47.7	$8,376	50.1	$16,666	46.0	$17,095	49.8

Payroll, taxes and benefits increased by $15,000, or 0.4%, to $3,681,000 for the three months ended March 31, 2014, compared with the three months ended March 31, 2013. Payroll, taxes and benefits decreased by $171,000, or 2.3%, to $7,338,000 for the six months ended March 31, 2014, compared with the six months ended March 31, 2013. The increase for the three months ended March 31, 2014, was due to fluctuations in number of employees to support our increased sales volume. The decrease for the six months ended March 31, 2014, was the result of process and system enhancements implemented over the past year. As of March 31, 2014, we had 320 active employees, compared with 318 at March 31, 2013.

Advertising expenses increased by $102,000, or 4.5%, to $2,371,000 for the three months ended March 31, 2014, compared with the three months ended March 31, 2013. For the six months ended March 31, 2014, advertising expenses increased by $226,000, or 5.1%, to $4,697,000, compared with the six months ended March 31, 2013.

The majority of our advertising expense is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expense is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expense for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	For the three months Ended March 31,		For the six months Ended March 31,
	2014	2013	2014	2013

Advertising Expense:
Amortization of direct-response costs	$2,353	$2,223	$4,664	$4,370
Other advertising expenses	18	46	33	101
Total Advertising Expense	$2,371	$2,269	$4,697	$4,471

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

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the six months ended March 31, 2014 and 2013. For presentation purposes, the quarterly advertising cost pools prior to fiscal year 2013 have been aggregated into fiscal years (dollars in thousands):

Actual Advertising Spend	Grouped by Fiscal or Interim Period	Amortization Expense for the six months ended March 31,		Deferred Advertising Balance @ 3/31/2014
		2014	2013
$1,567	FY2008	$—	$19	$—
4,191	FY2009	78	126	104
10,808	FY2010	502	682	1,340
15,245	FY2011	1,080	1,321	4,342
13,113	FY2012	1,191	1,646	6,680
2,753	FY2013-Q1	281	417	1,737
2,187	FY2013-Q2	241	159	1,497
2,036	FY2013-Q3	243	—	1,505
2,024	FY2013-Q4	287	—	1,596
2,918	FY2014-Q1	457	—	2,461
4,112	FY2014-Q2	304	—	3,808
Total Amortization Expense		$4,664	$4,370	$25,070

Bad debt expenses decreased by $349,000, or 29.9%, to $818,000 for the three months ended March 31, 2014, compared with the three months ended March 31, 2013. For the six months ended March 31, 2014, bad debt expenses decreased by $803,000, or 32.8%, compared with the six months ended March 31, 2013.  The decrease in bad debt expense was due to increased accounts receivable collection efforts.  Over the last eighteen months, we have implemented improvements to our billing and collection processes and increased the number of employees in our accounts receivable department. As a result of these efforts, the number of days outstanding of gross accounts receivables, excluding receivables delayed due to Medicare audits, decreased by 7.4 days to 63.5 days as of March 31, 2014, compared with 70.9 days as of March 31, 2013, which reduced our bad debt reserve requirements for the six months ended March 31, 2014, compared with the six months ended March 31, 2013.

Depreciation and amortization expenses decreased by $6,000, or 3.5%, to $168,000 for the three months ended March 31, 2014, compared with the three months ended March 31, 2013. For the six months ended March 31, 2014, depreciation and amortization expense increased by $1,000, or 0.3%, to $339,000 compared with the six months ended March 31, 2013.

Purchases of property and equipment totaled $75,000 and $347,000 during the six months ended March 31, 2014 and 2013, respectively.

General and administrative expenses increased by $273,000, or 24.8%, to $1,373,000 for the three months ended March 31, 2014, compared with the three months ended March 31, 2013. For the six months ended March 31, 2014, general and administrative expenses increased by $318,000, or 13.6%, compared with the six months ended March 31, 2013. The increase is due to increases in professional and director’s fees, partially offset by reduced software support costs.

Income from Operations

Income from operations for the three months ended March 31, 2014, increased by $239,000, or 10.1%, to $2,597,000, compared with the three months ended March 31, 2013. For the six months ended March 31, 2014, income from operations increased by $1,481,000, or 32.1%, to $6,097,000, compared with the six months ended March 31, 2013. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes as well as a reduction as a percentage of sales in payroll and bad debts expense, partially offset by an increase in general and administrative expenses.

Other Expenses

The following table shows a breakdown of other expenses for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	For the three months Ended March 31,		For the six months Ended March 31,
	2014	2013	2014	2013

Other Expenses:
Interest expense	$(13)	$(21)	$(25)	$(42)
Loss on sale of assets	—	—	(1)	—
Total Other Expenses	$(13)	$(21)	$(26)	$(42)

Interest expense decreased by $8,000 and $17,000, respectively, for the three and six months ended March 31, 2014, compared with the three and six months ended March 31, 2013, due to a reduction of $1.0 million in borrowings under our credit line facility. The outstanding borrowings under our credit line facility were $1.5 million during the six months ended March 31, 2014, compared with outstanding borrowings of $2.5 million under our credit line facility during the six months ended March 31, 2013.

 Income Taxes

The following table provides a breakdown of our income tax expenses for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	For the three months		For the six months
	ended March 31,		ended March 31,
	2014	2013	2014	2013
Current income tax expense:
Federal	$111	$193	$1,373	$239
State	27	53	251	87
Total current income tax expenses	138	246	1,624	326

Deferred income tax expense:
Federal	712	582	608	1,284
State	121	89	106	192
Total deferred income tax expense	833	671	714	1,476

Provision for income taxes	$971	$917	$2,338	$1,802

Our taxable income for fiscal year 2013 exceeded our net operating loss carry-forwards from fiscal year 2012, and substantially all of our net operating loss carry-forwards were utilized to reduce our federal and state income tax liabilities for fiscal year 2013. As a result, our income tax expense for the six months ended March 31, 2014, consisted of a larger proportion of current income tax expense versus deferred income expense (income) compared with the six months ended March 31, 2013.

During the six months ended March 31, 2014, we paid $3,411,000 in estimated federal and state income taxes related to taxable income for fiscal year 2013 and estimated taxable income for the six months ended March 31, 2014. Based on our actual results for the six months ended March 31, 2014, primarily driven by our increased advertising spend and additional tax benefits realized as a result of the exercise of options and warrants during the period, we overpaid our estimated federal and state income taxes by approximately $944,000, which will reduce our estimated federal and state income tax payments due during the third quarter of fiscal year 2014.

The following table provides a breakdown of our income tax assets and liabilities by current and deferred as of March 31, 2014, and September 30, 2013 (dollars in thousands):

	As of March 31, 2014	As of September 30, 2013
Current income tax liabilities and prepaid income taxes:
Current income tax liabilities	$181	$1,195
Less: Prepaid income taxes	(944)	—
Net current income tax liabilities (prepaid income taxes)	$(763)	$1,195

Deferred income tax liabilities:
Deferred tax liability	$9,338	$8,561
Less: Deferred tax assets, current portion	(2,131)	(2,067)
Net deferred tax liabilities	$7,207	$6,494

The provision for income taxes was $2,338,000 for the six months ended March 31, 2014.  The effective tax rate was approximately 39% of the income before income taxes of $6,071,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,802,000 for the six months ended March 31, 2013. The effective tax rate was approximately 39% of the income before income taxes of $4,574,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Six Months Ended
	March 31,
	2014	2013
Cash Flows:
Net cash provided by (used in) operating activities	$(174)	$4,070
Net cash used in investing activities	(205)	(347)
Net cash used in financing activities	(2,501)	(14)
Net increase (decrease) in cash	(2,880)	3,709
Cash at beginning of period	12,453	3,326
Cash at end of period	$9,573	$7,035

The Company had cash of $9,573,000 at March 31, 2014, compared with cash of $12,453,000 at September 30, 2013, a decrease of $2,880,000. The decrease in cash for the six months ended March 31, 2014, was primarily due to $2,501,000 of cash used in financing activities, $205,000 of cash used in investing activities and $174,000 of cash used in operating activities.

Operating Activities

Cash used in operating activities was $174,000 for the six months ended March 31, 2014, which represents a decrease of $4,244,000 compared with cash provided by operating activities of $4,070,000 for the six months ended March 31, 2013. The decrease in operating cash flows for the six months ended March 31, 2014, was the result of an increase in income tax payments of $3,364,000 and an increase in direct-response advertising spend of $2,090,000, partially offset by an increase in net income of $961,000 and $249,000 in changes in other assets and liabilities and non-cash expenses.

Currently, Regions C and D of Medicare are conducting pre-payment audits for catheter claims submitted by all suppliers. In January 2014, Region C temporarily decreased the level of prepayment audits for catheter claims. However, in March 2014 Region C re-initiated the prepayment audits for catheter claims. The results of these audits have not generated a significant number of denials and/or adjustments, and based on our historical experience we expect to receive payment for most of these claims from Medicare. However, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. As of March 31, 2014, we had approximately $1,150,000 of Medicare claims delayed due to pre-payment audits by all Medicare regions.

In addition to the Medicare pre-payment audits for catheter claims, Medicare is experiencing a delay in Administrative Law Judge ("ALJ") Hearings for Medicare appeals, which has increased the amount of Medicare claims we have pending for the ALJ appeals process. As of March 31, 2014, we had approximately $220,000 of Medicare claims delayed due to the delay in the Medicare ALJ appeals process.

Due to the increase in Medicare pre-payment audits and the delay in the Medicare ALJ appeals process, the number of days of gross accounts receivable outstanding increased by 6.5 days to 70.5 as of March 31, 2014, compared with 64.1 days outstanding as of September 30, 2013.

Investing Activities

During the six months ended March 31, 2014 and 2013, we purchased $75,000 and $347,000, respectively, of property and equipment to support our continued growth. The $75,000 of purchases during the six months ended March 31, 2014, was for computer equipment, website enhancements, and other software.  The $347,000 of purchases during the six months ended March 31, 2013, was for leasehold improvements and computer equipment related to the build-out of a 6,400 square-foot facility, which was completed in January 2013.

Financing Activities

During the six months ended March 31, 2014, cash used in financing activities was $2,501,000, which included cash dividends paid of $3,141,000, payments of $41,000 for capital lease obligations, and payments of $21,000 for costs associated with the extension of our PNC Credit Line Facility, partially offset by $531,000 of proceeds received from the exercise of stock options and warrants, and $171,000 of income tax benefits related to the exercise of certain non-qualified stock options.

During the six months ended March 31, 2013, cash used in financing activities was $14,000, which included $42,000 of proceeds from our employee stock purchase plan, offset by payments of $21,000 for costs associated with the extension of our PNC Credit Line Facility and payments of $35,000 toward capital lease obligations.

Outlook

We have increased sales by $2.0 million, or 5.8%, to $36.3 million for the six months ended March 31, 2014, compared with sales of $34.3 million for the six months ended March 31, 2013. Our operating income increased by $1.5 million, or 32.1%, to $6.1 million for the six months ended March 31, 2014, compared with operating income of $4.6 million for the six months ended March 31, 2013. Our operating margins improved from 13.5% to 16.8% during the same periods.

During the six months ended March 31, 2014, we increased the levels of our direct response advertising spend to take advantage of market opportunities, build our customer lead base, and increase the number of new customers acquired during the current period and in future periods. We continue to explore potential acquisition targets during fiscal year 2014 that would allow us to acquire new customers at competitive rates. We will manage the levels of our direct response advertising spend based on market opportunities, the status of potential acquisition targets, if applicable, and future cash flows for fiscal year 2014.

As of March 31, 2014, we had $9.6 million of cash and $5.6 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from operations, will be sufficient to meet our cash requirements during the next twelve months.

At March 31, 2014, our current assets of $24,662,000 exceeded our current liabilities of $9,089,000 by $15,573,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2014, the Company issued 504,251 shares of common stock upon the exercise of outstanding options and warrants for gross proceeds of $531,456. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

 During the six months ended March 31, 2014, the Company issued 25,974 shares of common stock pursuant to a restricted stock grant issued to non-executive members of the Board of Directors. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	May 15, 2014
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	May 15, 2014
Robert J. Davis