Form 10-Q
period 2014-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2014-08-14
CIK 17485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

 or

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-05663

LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0267292 (I.R.S. Employer Identification No.)

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

Yes       .   No   X .

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2014
Common Stock, $.001	52,974,959

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2014 (unaudited) and September 30, 2013
(In thousands, except dollar per share amounts)

	June 30,	September 30,
	2014	2013
Assets
Current Assets:
Cash	$10,264	$12,453
Accounts receivable, net of allowances of $4,552 and $4,502, respectively	8,998	7,836
Inventory, net of allowance for obsolete inventory of $339 and $308, respectively	2,085	2,187
Deferred tax assets	2,110	2,067
Prepaid and other current assets	931	219
Total Current Assets	24,388	24,762
Property and equipment, net of accumulated depreciation of $3,913 and $3,492, respectively	908	1,044
Deferred advertising, net	25,721	22,705
Intangible assets, net of accumulated amortization of $252 and $169, respectively	449	414
Other assets	175	174
Total Assets	$51,641	$49,099

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,080	$4,915
Accrued liabilities	1,738	1,354
Dividends payable	1,589	1,569
Income tax payable	227	1,195
Other current liabilities	83	111
Total Current Liabilities	8,717	9,144
Deferred tax liabilities	9,447	8,561
Credit line facility	1,500	1,500
Other long-term liabilities	126	63
Total Liabilities	19,790	19,268

Stockholders’ Equity:
Common stock, $0.001 par value, 200,000 shares authorized, 53,318 and 52,637 shares issued, respectively; 52,964 and 52,283 shares outstanding at June 30, 2014, and September 30, 2013, respectively	53	53
Additional paid-in capital	36,160	35,111
Accumulated deficit	(3,882)	(4,853)
Treasury stock, at cost; 354 shares at June 30, 2014, and September 30, 2013	(480)	(480)
Total Stockholders’ Equity	31,851	29,831
Total Liabilities and Stockholders’ Equity	$51,641	$49,099

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2014 and 2013
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2014	2013	2014	2013

Net Sales	$18,578	$17,491	$54,834	$51,776

Cost of Sales	6,827	6,598	20,320	19,172

Gross Profit	11,751	10,893	34,514	32,604

Operating Expenses
Payroll, taxes and benefits	3,650	3,570	10,988	11,079
Advertising	2,553	2,146	7,250	6,617
Bad debts	845	541	2,487	2,986
Depreciation and amortization	166	171	505	509
General and administrative	1,421	1,109	4,071	3,441
Total Operating Expenses	8,635	7,537	25,301	24,632

Income from Operations	3,116	3,356	9,213	7,972

Other Expenses	(12)	(20)	(38)	(62)

Income before Income Taxes	3,104	3,336	9,175	7,910

Provision for Income Taxes	1,121	1,322	3,459	3,124

Net Income	$1,983	$2,014	$5,716	$4,786

Basic earnings per share:
Weighted average shares outstanding	52,823	51,837	52,585	49,387
Earnings per share	$0.04	$0.04	$0.11	$0.10

Diluted earnings per share:
Weighted average shares outstanding	53,619	52,393	53,513	52,386
Earnings per share	$0.04	$0.04	$0.11	$0.09

Dividends declared per common share*	$0.03	$0.05	$0.09	$0.05

 * Two quarterly dividends were declared during the three months ended June 30, 2013

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended June 30, 2014
(Unaudited)
(in thousands)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2013	52,283	$53	$35,111	$(4,853)	$(480)	$29,831

Options issued to employees and directors	—	—	72	—	—	72
Common stock issued to directors	26	—	112			112
Common stock issued for exercise of stock options and warrants	655	—	694	—	—	694
Income tax benefit related to exercise of stock options	—	—	171	—	—	171
Net income	—	—	—	5,716	—	5,716
Cash dividends declared, $0.09 per share	—	—	—	(4,745)	—	(4,745)
Balance at June 30, 2014	52,964	$53	$36,160	$(3,882)	$(480)	$31,851

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2014 and 2013
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30,
	2014	2013
Cash flow from operating activities:
Net Income	$5,716	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,702	6,996
Equity based compensation	184	63
Provision for doubtful accounts and contractual adjustments	2,685	3,214
Deferred income taxes	843	2,153
Reserve for inventory obsolescence	31	157
Changes in operating assets and liabilities:
Accounts receivable	(3,848)	(1,230)
Deferred advertising	(10,213)	(6,975)
Inventory	107	547
Other assets	(692)	(95)
Income taxes prepaid and payable	(968)	860
Accounts payable	165	(2,282)
Accrued liabilities	376	374
Other liabilities	(22)	(7)
Net Cash Flow Provided by Operating Activities	2,066	8,561

Cash flow from investing activities:
Purchase of property and equipment	(153)	(361)
Proceeds from sale of property and equipment	4	—
Acquisition of business	(161)	—
Net Cash Flow Used in Investing Activities	(310)	(361)

Cash flow from financing activities:
Proceeds from employee stock purchase plan	—	48
Proceeds from exercise of stock options and warrants	694	153
Cash dividends paid	(4,725)	(1,044)
Costs associated with credit line facility	(21)	(21)
Income tax benefit related to exercise of stock options	171	—
Payments of capital lease obligations	(64)	(52)
Net Cash Flow Used in Financing Activities	(3,945)	(916)

Net increase (decrease) in cash	(2,189)	7,284

Cash at beginning of period	12,453	3,326
Cash at end of period	$10,264	$10,610

Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$63
Cash paid for income taxes	$3,412	$104

Supplemental schedule of non-cash financing activities:
Capital expenditures funded by term notes	$123	$—
Cash dividends declared, but not yet paid	$1,589	$1,572

See accompanying notes to unaudited condensed consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Condensed Consolidated Financial Statements

June 30, 2014

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, that was filed with the SEC on December 23, 2013. The results of operations for the nine months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., Practica Medical Manufacturing, Inc., and Tri-County Medical & Ostomy Supplies, Inc., its wholly-owned subsidiaries.

In January 2014, the Company acquired certain assets of a urology division, including the urology customer records, websites, and inventory, of a durable medical equipment business for a cash purchase price of $170,000, of which $161,000 was paid during the nine months ended June 30, 2014. The acquisition was immaterial to the Company's consolidated financial position and results of operations.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. There were no material changes to our significant accounting policies during the interim period ended June 30, 2014.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between the periods presented.  The following reclassification was made to the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2013, to be consistent with the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2014, presented:

•

In the Cash flow from operating activities section, within the changes in operating assets and liabilities section, $860,000 was reclassified from accrued liabilities to income taxes prepaid and payable.

The reclassification had no impact on previously reported net cash flows from operating activities, total assets, stockholders’ equity, or net income.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company has not determined the impact of adoption on its financial statements.

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

On February 27, 2014, the PNC Credit Line Facility was amended as follows:

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

The PNC Credit Line Facility requires the Company to comply with certain covenants, including financial covenants which are defined in the credit agreement.  On July 29, 2014, the financial covenants were modified to reset the minimum Fixed Coverage Charge ratio to be tested for the period ended March 31, 2015 (as defined below) and to add minimum EBITDA and Liquidity covenants required for the fiscal quarters beginning June 30, 2014. As of June 30, 2014, the Company was in compliance with the following amended financial covenants:

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•

The Company will maintain, on a rolling four quarters basis, a Fixed Coverage Charge ratio of at least (i) 1.00 to 1.00 for the fiscal quarter ending March 31, 2015, and (ii) 1.10 to 1.00 for the fiscal quarter ending June 30, 2015, and each fiscal quarter thereafter.

•

The Company will maintain, on a rolling four quarters basis, a minimum EBITDA of at least $7,000,000 for the fiscal quarters ending June 30, 2014, September 30, 2014, and December 31, 2014.

•

The Company will maintain at all times a minimum Liquidity of at least $7,500,000 to be tested for the fiscal quarters ending June 30, 2014, September 30, 2014, and December 31, 2014.

As of June 30, 2014, availability under the PNC Credit Line Facility was $5,491,000 with an outstanding balance of $1,500,000.  The interest rate for the outstanding balance as of June 30, 2014, was 2.65%. For the nine months ended June 30, 2014 and 2013, the Company incurred $32,000 and $56,000, respectively, in interest expense related to the outstanding balances pursuant to the PNC Credit Line Facility.

Note 4 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised, and expired during the nine months ended June 30, 2014, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2013	233,333	$2.50
Issued	—	—
Exercised	(29,167)	2.50
Expired	—	—
Balance at June 30, 2014	204,166	$2.50

Employee and Director Stock Options

The Company granted 150,000 and 370,000 options during the nine months ended June 30, 2014 and 2013, respectively.  The weighted-average grant date fair value of options granted during the nine months ended June 30, 2014 and 2013, respectively, was $0.50 and $0.29 per share.  There were 625,084 and 220,000 options exercised during the nine months ended June 30, 2014 and 2013, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2014, was approximately $1,826,000.

The fair values of stock-based awards granted during the nine months ended June 30, 2014 and 2013, were calculated with the following weighted-average assumptions:

	2014	2013
Risk-free interest rate:	0.68%	0.40%
Expected term:	2.99 years	2.91 years
Expected dividend yield:	5.60%	0.00%
Expected volatility:	48.34%	46.87%

For the nine months ended June 30, 2014 and 2013, the Company recorded $72,000 and $45,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of June 30, 2014, there is $48,000 in total unrecognized compensation expense related to non-vested employee options and director stock options granted, which is expected to be recognized over 1.3 years.

Stock option activity for the nine months ended June 30, 2014, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value

Options outstanding at October 1, 2013	1,450,500	$1.07	1.98	$1,401,445
Granted	150,000	2.15
Exercised	(625,084)	0.99
Expired or forfeited	(20,000)	0.60

Options outstanding at June 30, 2014	955,416	$1.30	2.09	$2,336,273

Options exercisable at June 30, 2014	784,166	$1.25	1.68	$1,962,898
Options vested or expected to vest at June 30, 2014	955,416	$1.30	2.09	$2,336,273

Director Stock Grants

In January 2014, the two independent members of the Company's Board of Directors were issued an aggregate of 25,974 restricted common shares as compensation. For the nine months ended June 30, 2014, the Company recorded $112,000 of stock-based compensation expense associated with these stock grants.

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Numerator:
Net income — basic and diluted	$1,983	$2,014	$5,716	$4,786

Denominator:
Weighted average shares outstanding — basic	52,823	51,837	52,585	49,387
Effect of dilutive securities:
Stock options and warrants	796	556	928	2,999
Weighted average shares outstanding — diluted	53,619	52,393	53,513	52,386

Earnings per share — basic	$0.04	$0.04	$0.11	$0.10
Earnings per share — diluted	$0.04	$0.04	$0.11	$0.09

The following table summarizes the number of weighted shares outstanding for each of the periods presented, but not included in the calculation of diluted income per share because the impact would have been anti-dilutive for the three and/or nine months ended June 30, 2014 and 2013 (in thousands):

	For the three months		For the nine months
Anti-dilutive shares (000’s):	ended June 30,		ended June 30,
	2014	2013	2014	2013
Stock options	—	850	—	1,420
Warrants	—	233	—	233
	—	1,083	—	1,653

Note 6 — Income Taxes

The provision for income taxes was $3,459,000 for the nine months ended June 30, 2014. The effective tax rate was approximately 38% of the income before income taxes of $9,175,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

The following table shows our revenue streams, including new and recurring orders, for the three and nine months ended June 30, 2014 and 2013, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer leads received during:	For the three months ended June 30,		For the nine months ended June 30,

	2014	2013	2014	2013

Pre-FY 2009	$2,295	$2,677	$7,421	$8,364
FY 2009	2,760	3,000	8,406	9,374
FY 2010	2,546	2,799	7,773	8,790
FY 2011	2,672	3,122	8,354	9,603
FY 2012	2,787	3,230	8,683	10,387
FY 2013	2,441	2,485	7,976	5,220
FY 2014	2,886	n/a	5,600	n/a

Total Revenues *	$18,387	$17,313	$54,213	$51,738
Other Sales and Adjustments	191	178	621	38

Net Sales	$18,578	$17,491	$54,834	$51,776

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

Results of Operations

The following table summarizes the results of operations for the three and nine months ended June 30, 2014 and 2013, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net Sales	$18,578	100.0	$17,491	100.0	$54,834	100.0	$51,776	100.0
Cost of Sales	6,827	36.7	6,598	37.7	20,320	37.1	19,172	37.0
Gross Profit	11,751	63.3	10,893	62.3	34,514	62.9	32,604	63.0
Operating Expenses	8,635	46.5	7,537	43.1	25,301	46.1	24,632	47.6
Income from Operations	3,116	16.8	3,356	19.2	9,213	16.8	7,972	15.4
Other Expenses	(12)	(0.1)	(20)	(0.1)	(38)	(0.1)	(62)	(0.1)
Income before Income Taxes	3,104	16.7	3,336	19.1	9,175	16.7	7,910	15.3
Provision for Income Taxes	1,121	6.0	1,322	7.6	3,459	6.3	3,124	6.0
Net Income	$1,983	10.7	$2,014	11.5	$5,716	10.4	$4,786	9.2

Revenues

Net sales for the three months ended June 30, 2014, increased by $1,087,000, or 6.2%, to $18,578,000, compared with net sales of $17,491,000 for the three months ended June 30, 2013. Net sales for the nine months ended June 30, 2014, increased by $3,058,000, or 5.9%, to $54,834,000, compared with net sales of $51,776,000 for the nine months ended June 30, 2013. The increase in net sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base.

Our direct-response advertising expenditures for the three months ended June 30, 2014, were $3,183,000 compared with $2,036,000 for the three months ended June 30, 2013. We acquired 3,332 and 2,903 new customers during the three months ended June 30, 2014 and 2013, respectively.

Our direct-response advertising expenditures for the nine months ended June 30, 2014, were $10,213,000 compared with $6,975,000 for the nine months ended June 30, 2013. We acquired 9,392 and 9,727 new customers during the nine months ended June 30, 2014 and 2013, respectively.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

Revenues generated by:	For the three months ended June 30,		For the nine months ended June 30,

	2014	2013	2014	2013

New Customers (1)	$3,734	$3,466	$7,783	$7,974
Recurring Customer Base	14,653	13,846	46,430	43,764

Total Revenues, net of contractual adjustments	$18,387	$17,312	$54,213	$51,738
Other Sales and Adjustments	191	179	621	38

Net Sales	$18,578	$17,491	$54,834	$51,776

(1) For the nine months ended June 30, 2014, $5,600 of the net sales for new customers acquired was generated from leads received during the nine months ended June 30, 2014. For the nine months ended June 30, 2013, $5,220 of the net sales for new customers acquired was generated from leads received during the nine months ended June 30, 2013. The remaining net sales from new customers acquired were generated from leads received during prior periods.

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

During the first three quarters of fiscal year 2014, we increased our advertising expenditures to build our customer lead base.

The following table shows the number of new customer leads generated from our quarterly advertising expenditures and business acquisitions over the last seven quarters:

Quarter	Customer Acquisition Investment ($000's)	Number of Customer Leads
FY2014-Q3	$3,183	12,145
FY2014-Q2 (1)	4,282	16,943
FY2014-Q1	2,918	14,206
FY2013-Q4 (2)	2,367	12,461
FY2013-Q3	2,036	11,220
FY2013-Q2	2,187	11,905
FY2013-Q1	2,753	15,451

(1) Includes $170,000 for an acquisition of a small urological division completed in January 2014. (2) Includes $343,000 for an acquisition of a small ostomy supply business completed in July 2013.

The following table shows the timing of the new customers acquired based on the quarter the customer leads were initially received:

Customer Leads Received	Number of New Customers Acquired (1)
	FY2014-Q3	FY2014-Q2	FY2014-Q1	FY2013-Q4	FY2013-Q3	FY2013-Q2	FY2013-Q1
FY2014-Q3	1,837
FY2014-Q2	830	2,077
FY2014-Q1	137	626	1,688
FY2013-Q4	87	112	607	1,978
FY2013-Q3	29	39	66	542	1,669
FY2013-Q2	40	32	65	86	634	1,713
FY2013-Q1	25	50	45	64	109	570	2,108
Pre-FY2013	347	295	358	355	491	633	1,800
Total New Customers	3,332	3,231	2,829	3,025	2,903	2,916	3,908

(1) The number of new customers acquired in a particular quarter are derived from leads received in the current quarter and from leads received in preceding quarters. During the third quarter of fiscal year 2014, we acquired 3,332 new customers, of which 1,837 new customers were from leads received in the same quarter and 1,495 new customers were from leads received in prior quarters.

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

Gross Profit

Gross profit for the three months ended June 30, 2014, increased by $858,000, or 7.9%, to $11,751,000, compared with gross profit of $10,893,000 for the three months ended June 30, 2013. For the nine months ended June 30, 2014, gross profit increased by $1,910,000, or 5.9%, to $34,514,000, compared with gross profit of $32,604,000. The increase was attributed to our increased sales volume for the three and nine months ended June 30, 2014, compared with the three and nine months ended June 30, 2013.

As a percentage of sales, gross profit increased and decreased by 1.0% and 0.1%, respectively, for the three and nine months ended June 30, 2014, compared with the three and nine months ended June 30, 2013.  For the three months ended June 30, 2014, the increase in gross profit as a percentage of sales was primarily attributable to rebates earned based on product volume tiers and a reduction in product costs from one of our suppliers beginning in November 2013.  For the nine months ended June 30, 2014, the decrease in gross profit as a percentage of sales was primarily attributable to an increase in our product mix towards ostomy supplies, which have lower gross margins than our other product lines, partially offset by rebates earned based on product volume tiers and a reduction in product costs from one of our suppliers beginning in November 2013.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three and nine months ended June 30, 2014 and 2013, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, and benefits	$3,650	19.6	$3,570	20.4	$10,988	20.0	$11,079	21.4
Advertising	2,553	13.7	2,146	12.3	7,250	13.2	6,617	12.8
Bad debts	845	4.6	541	3.1	2,487	4.5	2,986	5.8
Depreciation and amortization	166	0.9	171	1.0	505	0.9	509	1.0
General and administrative	1,421	7.7	1,109	6.3	4,071	7.4	3,441	6.6

Total Operating Expenses	$8,635	46.5	$7,537	43.1	$25,301	46.1	$24,632	47.6

Payroll, taxes and benefits increased by $80,000, or 2.2%, to $3,650,000 for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. Payroll, taxes and benefits decreased by $91,000, or 0.8%, to $10,988,000 for the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013. The increase for the three months ended June 30, 2014, was due to an increase in the number of employees to support our increased sales volume. The decrease for the nine months ended June 30, 2014, was the result of process and system enhancements implemented over the past year. As of June 30, 2014, we had 330 active employees, compared with 320 at June 30, 2013.

Advertising expenses increased by $407,000, or 19.0%, to $2,553,000 for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. For the nine months ended June 30, 2014, advertising expenses increased by $633,000, or 9.6%, to $7,250,000, compared with the nine months ended June 30, 2013.

The majority of our advertising expense is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expense is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expense for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

	For the three months Ended June 30,		For the nine months Ended June 30,
	2014	2013	2014	2013

Advertising Expense:
Amortization of direct-response costs	$2,533	$2,117	$7,197	$6,487
Other advertising expenses	20	29	53	130
Total Advertising Expense	$2,553	$2,146	$7,250	$6,617

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

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the nine months ended June 30, 2014 and 2013. For presentation purposes, the quarterly advertising cost pools prior to fiscal year 2013 have been aggregated into fiscal years (dollars in thousands):

Actual Advertising Spend	Grouped by Fiscal or Interim Period	Amortization Expense for the nine months ended June 30,		Deferred Advertising Balance @ 6/30/2014
		2014	2013
$1,567	FY2008	$—	$25	$—
4,191	FY2009	108	179	75
10,808	FY2010	722	1,010	1,121
15,245	FY2011	1,555	1,935	3,868
13,113	FY2012	1,749	2,308	6,122
2,753	FY2013-Q1	410	580	1,608
2,187	FY2013-Q2	351	318	1,386
2,036	FY2013-Q3	353	132	1,394
2,024	FY2013-Q4	407	—	1,476
2,918	FY2014-Q1	645	—	2,273
4,112	FY2014-Q2	660	—	3,452
3,183	FY2014-Q3	237	—	2,946
Total Amortization Expense		$7,197	$6,487	$25,721

Bad debt expenses increased by $304,000, or 56.2%, to $845,000 for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. The increase in bad debt expense for the three months ended June 30, 2014, is primarily attributed to the timing of adjustments made to our bad debt reserve requirements in the third quarter of fiscal year 2013 as a result of improvements implemented in our billing and collections process over the last two years, including system enhancements and an increase in the number of employees in our accounts receivable department. As a result of our increased collection efforts during fiscal year 2013, we were able to reduce our bad debt reserve requirements beginning in the third quarter of fiscal year 2013, which resulted in a lower percentage of bad debt expense during the third quarter of fiscal year 2013 compared with the third quarter of fiscal year 2014.

For the nine months ended June 30, 2014, bad debt expenses decreased by $499,000 to $2,487,000, or 16.7%, compared with the nine months ended June 30, 2013. The decrease in bad debt expense for the nine months ended June 30, 2014, was also due to the timing of improvements implemented in our billing and collections process over the last two years. The bad debt expense for the nine months ended June 30, 2014, is the result of three quarters of collection efforts with the improved processes. The bad debt expense for the nine months ended June 30, 2013, is the result of one quarter with the improved collection processes and two quarters of collection efforts while we were implementing the improved processes.

Depreciation and amortization expenses decreased by $5,000, or 2.9%, to $166,000 for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. For the nine months ended June 30, 2014, depreciation and amortization expense decreased by $4,000, or 0.8%, to $505,000 compared with the nine months ended June 30, 2013.

Purchases of property and equipment totaled $276,000 and $361,000 during the nine months ended June 30, 2014 and 2013, respectively.

General and administrative expenses increased by $312,000, or 28.1%, to $1,421,000 for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. For the nine months ended June 30, 2014, general and administrative expenses increased by $630,000, or 18.3% to $4,071,000, compared with the nine months ended June 30, 2013. The increase is due to increases in professional fees, legal expenses, and directors' compensation, partially offset by reduced software support costs.

Income from Operations

Income from operations for the three months ended June 30, 2014, decreased by $240,000, or 7.2%, to $3,116,000, compared with the three months ended June 30, 2013. The decrease in operating income is primarily attributed to an increase in advertising expense, general and administrative expenses, and bad debt expense, partially offset by increased gross profits driven by our increased sales volumes, and a reduction as a percentage of sales in payroll costs.

For the nine months ended June 30, 2014, income from operations increased by $1,241,000, or 15.6%, to $9,213,000, compared with the nine months ended June 30, 2013. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes and a reduction as a percentage of sales in payroll and bad debts expense, partially offset by increases in advertising expense and general and administrative expense.

Other Expenses

The following table shows a breakdown of other expenses for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

	For the three months Ended June 30,		For the nine months Ended June 30,
	2014	2013	2014	2013

Other Expenses:
Interest expense	$(12)	$(20)	$(37)	$(62)
Loss on sale of assets	—	—	(1)	—
Total Other Expenses	$(12)	$(20)	$(38)	$(62)

Interest expense decreased by $8,000 and $25,000, respectively, for the three and nine months ended June 30, 2014, compared with the three and nine months ended June 30, 2013, due to a reduction of $1.0 million in borrowings under our credit line facility. The outstanding borrowings under our credit line facility were $1.5 million during the nine months ended June 30, 2014, compared with outstanding borrowings of $2.5 million under our credit line facility during the nine months ended June 30, 2013.

Income Taxes

The following table provides a breakdown of our income tax expenses for the nine months ended June 30, 2014 and 2013 (dollars in thousands):

	For the nine months
	ended June 30,
	2014	2013
Current income tax expense:
Federal	$2,210	$772
State	406	199
Total current income tax expenses	2,616	971

Deferred income tax expense:
Federal	715	1,871
State	128	282
Total deferred income tax expense	843	2,153

Provision for income taxes	$3,459	$3,124

Our taxable income for fiscal year 2013 exceeded our net operating loss carry-forwards from fiscal year 2012, and substantially all of our net operating loss carry-forwards were utilized to reduce our federal and state income tax liabilities for fiscal year 2013. As a result, our income tax expense for the nine months ended June 30, 2014, consisted of a larger proportion of current income tax expense versus deferred income expense, which increased our requirements to pay federal and state income taxes for fiscal year 2014 compared with the nine months ended June 30, 2013.

The provision for income taxes was $3,459,000 for the nine months ended June 30, 2014.  The effective tax rate was approximately 38% of the income before income taxes of $9,175,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $3,124,000 for the nine months ended June 30, 2013. The effective tax rate was approximately 39% of the income before income taxes of $7,910,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Nine Months Ended
	June 30,
	2014	2013
Cash Flows:
Net cash provided by operating activities	$2,066	$8,561
Net cash used in investing activities	(310)	(361)
Net cash used in financing activities	(3,945)	(916)
Net increase (decrease) in cash	(2,189)	7,284
Cash at beginning of period	12,453	3,326
Cash at end of period	$10,264	$10,610

The Company had cash of $10,264,000 at June 30, 2014, compared with cash of $12,453,000 at September 30, 2013, a decrease of $2,189,000. The decrease in cash for the nine months ended June 30, 2014, was primarily due to $3,945,000 of cash used in financing activities, $310,000 of cash used in investing activities, partially offset by $2,066,000 of cash provided by operating activities.

Operating Activities

Cash provided by operating activities was $2,066,000 for the nine months ended June 30, 2014, which represents a decrease of $6,498,000 compared with cash provided by operating activities of $8,561,000 for the nine months ended June 30, 2013. The decrease in operating cash flows for the nine months ended June 30, 2014, was the result of an increase in income tax payments of $3,308,000, an increase in direct-response advertising spend of $3,238,000, and decrease of $882,000 in changes in other operating assets and liabilities and non-cash expenses, partially offset by an increase in net income of $930,000.

Currently, Regions C and D of Medicare are conducting pre-payment audits for catheter claims submitted by all suppliers. The results of these audits have not generated a significant number of denials and/or adjustments, and based on our historical experience we expect to receive payment for most of these claims from Medicare. However, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. As of June 30, 2014, we had approximately $1,261,000 of Medicare claims delayed due to pre-payment audits by all Medicare regions.

In addition to the Medicare pre-payment audits for catheter claims, Medicare is experiencing a delay in Administrative Law Judge ("ALJ") Hearings for Medicare appeals, which has increased the amount of Medicare claims we have pending for the ALJ appeals process. As of June 30, 2014, we had approximately $370,000 of Medicare claims delayed due to the delay in the Medicare ALJ appeals process.

Due to the increase in Medicare pre-payment audits and the delay in the Medicare ALJ appeals process, the number of days outstanding of gross accounts receivable, excluding reserves, increased by 1.5 days to 65.6 as of June 30, 2014, compared with 64.1 days outstanding as of September 30, 2013.

Investing Activities

During the nine months ended June 30, 2014 and 2013, we purchased with cash $153,000 and $361,000, respectively, of property and equipment to support our continued growth. The $153,000 of purchases during the nine months ended June 30, 2014, was for computer equipment, website enhancements, and other software.  In addition, we financed a $123,000 purchase of warehouse equipment with term notes during the nine months ended June 30, 2014. The $361,000 of purchases during the nine months ended June 30, 2013, was for leasehold improvements and computer equipment related to the build-out of a 6,400 square-foot facility, which was completed in January 2013.

Financing Activities

During the nine months ended June 30, 2014, cash used in financing activities was $3,945,000, which included cash dividends paid of $4,725,000, payments of $64,000 for capital lease obligations, and payments of $21,000 for costs associated with the extension of our credit line facility, partially offset by $694,000 of proceeds received from the exercise of stock options and warrants, and $171,000 of income tax benefits related to the exercise of certain non-qualified stock options.

During the nine months ended June 30, 2013, cash used in financing activities was $916,000, which included cash dividends paid of $1,044,000, payments of $52,000 toward capital lease obligations, and payments of $21,000 for costs associated with the renewal of our credit line facility, partially offset by $153,000 of proceeds from the exercise of stock options and warrants and $48,000 of proceeds from our employee stock purchase plan.

Outlook

We have increased sales by $3.1 million, or 5.9%, to $54.8 million for the nine months ended June 30, 2014, compared with sales of $51.8 million for the nine months ended June 30, 2013. Our operating income increased by $1.2 million, or 15.6%, to $9.2 million for the nine months ended June 30, 2014, compared with operating income of $8.0 million for the nine months ended June 30, 2013. Our operating margins improved from 15.4% to 16.8% during the same periods.

During the nine months ended June 30, 2014, we increased the levels of our direct response advertising spend to take advantage of market opportunities, build our customer lead base, and increase the number of new customers acquired during the current period and in future periods. We continue to explore potential acquisition targets during fiscal year 2014 that would allow us to acquire new customers at competitive rates. We will manage the levels of our direct response advertising spend based on market opportunities, the status of potential acquisition targets, if applicable, and future cash flows for fiscal year 2014.

As of June 30, 2014, we had $10.3 million of cash and $5.5 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from operations, will be sufficient to meet our cash requirements during the next twelve months.

At June 30, 2014, our current assets of $24,388,000 exceeded our current liabilities of $8,717,000 by $15,671,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2014, the Company issued 654,251 shares of common stock upon the exercise of outstanding options and warrants for gross proceeds of $694,456. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

 During the nine months ended June 30, 2014, the Company issued 25,974 shares of common stock pursuant to a restricted stock grant issued to non-executive members of the Board of Directors. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	August 14, 2014
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	August 14, 2014
Robert J. Davis