Form 10-K
period 2014-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2014-12-15
CIK 17485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Large accelerated filer	.	Accelerated filer	X .
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on March 31, 2014, was $126,328,353.

The number of shares outstanding of the issuer’s Common Stock as of December 11, 2014, was 53,166,209.

LIBERATOR MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

Item 1. Business	4
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	10
Item 2. Properties	10
Item 3. Legal Proceedings	10
Item 4. Mine Safety Disclosures	10

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6. Selected Financial Data	12
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	24
Item 8. Financial Statements and Supplementary Data	24
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 9A. Controls and Procedures	24
Item 9B. Other Information	25

PART III

Item 10. Directors, Executive Officers and Corporate Governance	26
Item 11. Executive Compensation	28
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13. Certain Relationships and Related Transactions, and Director Independence	34
Item 14. Principal Accountant Fees and Services	34

PART IV

Item 15. Exhibits and Financial Statement Schedules	35

Signatures	36

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

Market

According to the Centers for Medicare and Medicaid Services (“CMS”), U.S. domestic healthcare spending is expected to increase by approximately $2.3 trillion from $2.9 trillion in 2013 to $5.2 trillion in 2023.

The Company markets its products to individuals with chronic illnesses who require continuous and reliable access to medical devices and supplies. As the baby boomer population ages, CMS estimates that the number of Americans over the age of 65 will increase from an estimated 43.7 million in 2013 to 60.3 million in 2023. The Centers for Disease Control estimates that 80% of older adults have at least one chronic condition and 50% have at least two.

We are a quasi-medical distributor providing home health care services. The products that we distribute are classified as Durable Medical Equipment (“DME”). CMS estimates that the national expenditures within the DME market will increase by over $30 billion from $42.3 billion in 2013 to $71.3 billion in 2023. The number of DME companies billing Medicare less than $300,000 per year has been declining, or consolidating, over the last few years according to HME News, primarily as a result of increased Medicare accreditation, bonding requirements and Medicare Competitive Bidding. We have been able to attract new customers, looking for new suppliers, as a result of consolidation within the DME market over the last few years.

Liberator’s revenue comes from supplying products to meet the growing requirements for general medical supplies, primarily urological catheters, ostomy supplies, mastectomy fashions, and diabetic supplies. Customers may purchase by phone, mail, or Internet, with repeat orders confirmed with the customer and shipped when needed.

Urological Catheters

The majority of our revenue is generated from urological catheters, primarily intermittent catheters. Our sales growth was accelerated in April 2008, when the Medicare permitted utilization of intermittent catheters was increased from four catheters per month to two hundred catheters per month.

An aging population and a rising incidence of various urological problems (i.e. neurogenic bladder), will drive continued growth in the global and U.S. urological catheter market, according to a report from Technavio (Global Urinary Catheters Market 2014-2018) published in June 2014. The advent of advanced catheters aimed at minimizing invasiveness and lowering infection risk and other complications, as well as the adoption of favorable reimbursement policies, are also expected to fuel market growth in the U.S. According to CMS data reported by HME News the utilization of straight tip catheters by Medicare beneficiaries increased by 11.5% from 2012 to 2013.

According to data released by CMS for Medicare claims paid in 2013, Liberator Medical is the leading supplier of urological intermittent catheters for Medicare patients.

Competition consists primarily from 180 Medical, Inc., Medical Direct Club, LLC, MP Total Care Medical, Inc., Liberty Medical Supply, Inc., and many independent dealers and retail stores.

Ostomy Supplies

According to a November 15, 2011 report from Transparency Market Research, the North American ostomy drainage bags market was approximately $884 million in 2011 and expected to grow at a CAGR of 3.4% from 2012 to 2018. The aging population in the U.S. and the rising incidence of diseases such as colorectal cancer, inflammatory bowel diseases, and bladder cancer, among others, has increased the demand for ostomy supplies. The United Ostomy Association estimates that over 500,000 Americans have some type of stoma due to a colostomy, ileostomy, and/or urostomy.

Many smaller DME companies have refused to accept assignment of insurance benefits for ostomy supplies due to low reimbursement rates from Medicare and other insurance providers, which may result in higher out-of-pocket costs to the patient. We have been able to leverage our increased ostomy supply volumes to negotiate lower prices from our vendors, which has enabled us to accept assignment from an increased number of insurance carriers and gain share in the ostomy supply market.

Competition exists primarily from two major national competitors for ostomy supplies: Edgepark Medical Supplies and Byram Healthcare.

Mastectomy Fashions

Liberator Medical has been accepting assignment of insurance benefits for mastectomy fashions for over ten years. We are the only medical supply company that combines a comprehensive product catalogue, which is available on-line and in hard copy, and direct billing to Medicare and other insurance providers.

According to data released by CMS for Medicare claims paid in 2013, Liberator Medical is the leading supplier of mastectomy fashions for Medicare patients by more than four times the payments received by the second leading supplier in the combined top three product categories. Although, the overall market size has stabilized as the number of mastectomies performed each year has declined in recent years due to the advancement of breast-conserving surgeries and breast cancer treatments, an emerging market for partial forms has developed for breast restorations, which is covered by Medicare and most insurance plans.

Competition in this area is limited mostly to small specialty shops. Most small boutiques require the customer to walk in and discuss this sensitive matter with a stranger. For many, this may be inconvenient or an unacceptable option. Instead, our approach provides the level of privacy many customers desire. In addition, many small boutiques have chosen to exit the Medicare market due to increased regulation and bonding requirements, which provides us with additional opportunities to gain customers.

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

With an average customer tenure of between four to six years, we believe our strategy should provide predictable, recurring income. Management is constantly evaluating and testing new products for direct marketing to various targeted customers. As these new and innovative products come to market, we anticipate being positioned to bring them to the public quickly with the right marketing, intake, processing, and third-party billing mechanisms.

Suppliers

The Company distributes products from hundreds of manufacturers, including all of the largest U.S. suppliers. As the Company’s sales volumes have increased, we have been able to develop partnerships with the larger manufacturers, enabling the Company to obtain preferred pricing and maintain a readily available supply of products for our customers’ medical necessities.

Medicare and Third-party Insurers

Our Medicare and insurance relationships are essential to our customer enrollment and retention process. Currently, we are enrolled with all four of the Part B Medicare regions and five of the top seven insurance carriers in the U.S. We are able to accept assignment of insurance benefits for approximately 70% of the customers that respond to our advertisements and choose to become customers. Currently, we are a provider for over 700 insurance plans and continually adding plans to our insurance networks.

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

Among the various federal and state laws and regulations which may govern, or impact, our current and planned operations are the following:

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

Approximately 73.4% of our revenue for the year ended September 30, 2014, was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs could be adversely affected.

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

Employees

As of September 30, 2014, we had 319 employees. None of our employees are members of any union or covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

•

We believe that we are able to control our level of expansion as well as the costs associated with our growth plans. However, (i) some expansions can create significant demands on our administrative, operational and financial personnel and other resources; (ii) a large expansion into existing or new markets could strain these resources and increase our need for capital; and (iii) our personnel, systems, procedures, controls and existing space may not be adequate to support a substantial expansion.

•

We generally incur negative cash flow with respect to the first order from a new customer for chronic care products, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these product lines depends, in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality, and general economic conditions.

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

•

Our future results may vary significantly depending on a number of factors, including:

o

changes in reimbursement guidelines and amounts;

o

changes in regulations affecting the healthcare industry;

o

changes in the mix or cost of our products;

o

the timing of customer orders;

o

the timing, cost, and levels of our advertising spend; and

o

the timing of the introduction or acceptance of new products and services offered by us or our competitors.

•

We regularly review potential acquisitions of businesses and products. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:

o

diversion of the attention of senior management from important business matters;

o

difficulty in retaining key personnel of an acquired business;

o

failure to assimilate operations of an acquired business;

o

failure to retain the customers of an acquired business;

o

possible operating losses and expenses of an acquired business;

o

exposure to legal claims for activities of an acquired business prior to acquisition; and

o

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

•

As of November 30, 2014, Mark Libratore, our President and Chief Executive Officer, held 19,710,867 shares of common stock, or 37.1% of our outstanding common stock, excluding his options to purchase up to 75,000 shares of our common stock. As a result, Mr. Libratore has the ability to exercise substantial control over all corporate actions requiring shareholder approval, including the following actions:

o

the election of directors;

o

the adoption of stock option plans;

o

the amendment of charter documents; and

o

the approval of certain mergers and other significant corporate transactions, including the sale of the Company.

Risks Relating to Ownership of Our Common Stock

•

Our common stock has been listed on the NYSE MKT since November 20, 2013. Even though we expect our common stock to continue to be quoted on the NYSE MKT, we cannot predict changes in the trading market for our common stock, including changes in liquidity.

o

A large percentage of our outstanding shares are held by a relatively small number of investors, including our President and Chief Executive Officer.

o

Future sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could affect the market price of our common stock.

•

We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on the Company's operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that the Company will be able to pay dividends in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases three facilities in Stuart, Florida and one facility in Johnson City, Tennessee.

The following table summarizes our leased properties as of September 30, 2014:

Square Feet		Lease Expires	Current Use
1.	41,468	July 2019	FL Corporate headquarters, administrative offices, warehouse and shipping
2.	24,000	September 2017	FL Call center and administrative offices
3.	6,400	July 2016	FL Administrative offices
4.	2,720	July 2016	TN storefront and warehouse

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been traded on the NYSE MKT since November 20, 2013, under the symbol “LBMH.” Prior to that date the Company’s stock was quoted on the OTC Bulletin Board under the same symbol. The following table reflects the range of the high and low closing sales prices per share of the Company’s common stock for each quarterly period during the fiscal years 2014 and 2013:

	Stock Price
Quarter Ended:	High	Low
December 31, 2012	$0.84	$0.56
March 31, 2013	$1.09	$0.68
June 30, 2013	$1.40	$0.91
September 30, 2013	$2.42	$1.28
December 31, 2013	$4.60	$1.82
March 31, 2014	$6.00	$3.45
June 30, 2014	$4.48	$3.22
September 30, 2014	$3.81	$2.30

As of November 30, 2014, the Company had approximately 1,291 shareholders of record of the Company’s common stock. Also, as of November 30, 2014, there were 53,520,458 shares of the Company’s common stock issued and 53,166,209 shares outstanding. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies. The transfer agent of our common stock is New Jersey and Trust Company, Inc., 201 Bloomfield Avenue, Verona, New Jersey 07044.

Dividends

In April 2013, the Company’s Board of Directors established a policy to pay a sustainable quarterly dividend to shareholders of the Company’s common stock. During fiscal year 2013, the Company declared and, subsequently, paid three quarterly cash dividends, totaling $4,185,000, or $0.08 per common share. During fiscal year 2014, the Company declared and, subsequently, paid four quarterly cash dividends, totaling $6,473,000, or $0.1225 per common share.

In November 2014, the Company declared a cash dividend of $0.325 per common share to its shareholders of record as of the close of business on December 26, 2014, to be paid on January 9, 2015.

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

Stock Buyback Program

Under a stock buyback program approved by our Board of Directors in June 2013, we were authorized to purchase up to 1,000,000 shares of our Common Stock through June 2014. The authorization enabled the Company to purchase shares through open market transactions at management’s discretion. We intend to retain any common shares purchased as treasury shares or use them in connection with our employee stock option program.

During the twelve months ended September 30, 2013, 264,649 shares had been repurchased under our stock buyback program for proceeds of $429,779. There were no additional shares repurchased during the twelve months ended September 30, 2014.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Our public float was greater than $75 million as of March 31, 2014, the last business day of our second quarter of fiscal year 2014 and accordingly we became an accelerated filer at the end of fiscal 2014. In accordance with Item 10(f)(2)(i) of Regulation S-K, we will transition from the scaled disclosure requirements available to smaller reporting companies to the disclosure requirements applicable to accelerated filers beginning with our quarterly report on Form 10-Q for our first quarter of fiscal year 2015.

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

The following table shows our revenue streams, inclusive of new and recurring orders, for the twelve months ended September 30, 2014 and 2013, from customer leads based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from	For the twelve months ended September 30,
customer leads received during:	2014	2013
Pre-FY 2010	$20,942	$23,297
FY 2010	10,327	11,511
FY 2011	11,102	12,536
FY 2012	11,578	13,532
FY 2013	10,371	8,515
FY 2014	9,355	n/a

Total Revenues *	73,675	69,391
Other Sales and Adjustments	894	(280)

Net Sales	$74,569	$69,111

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

Results of Operations

The following table summarizes the results of operations for the fiscal years ended September 30, 2014 and 2013 (dollars in thousands):

	2014		2013
	Amount	%	Amount	%
Net Sales	$74,569	100.0	$69,111	100.0
Cost of Sales	27,808	37.3	25,689	37.2

Gross Profit	46,761	62.7	43,422	62.8
Operating Expenses	34,052	45.7	31,663	45.8

Income from Operations	12,709	17.0	11,759	17.0
Other Expense	(50)	(0.0)	(83)	(0.1)

Income Before Income Taxes	12,659	17.0	11,676	16.9
Provision for Income Taxes	4,857	6.5	4,598	6.7

Net Income	$7,802	10.5	$7,078	10.2

Revenues

Net sales for fiscal year 2014 increased by $5,458,000, or 7.9%, to $74,569,000, compared with sales of $69,111,000 for fiscal year 2013. The increase in sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base.

The following table summarizes the number of customers serviced and revenues generated from our new customers and our recurring customer base for fiscal years 2014 and 2013 (dollars in thousands):

	2014		2013
	# of Customers	Net Sales	# of Customers	Net Sales
New Customers Acquired*	12,540	$12,496	12,752	$12,264
Recurring Customer Base	30,866	61,179	30,283	57,127
Total Revenues, net of contractual allowances	43,406	$73,675	43,035	$69,391
Other Sales and Adjustments		894		(280)
Net Sales		$74,569		$69,111

* For fiscal year 2014, $9,355 of the net sales for new customers acquired was generated from leads received during fiscal year 2014. For fiscal year 2013, $8,515 of the net sales for new customers acquired was generated from leads received during fiscal year 2013. The remaining net sales generated from new customers acquired were generated from leads received during prior fiscal years.

The average annual order value of our recurring customer base increased to $1,982 per customer during fiscal year 2014 compared with $1,886 per customer during fiscal year 2013. The increase in the average annual order value per recurring customer for fiscal year 2014 was primarily attributed to a decrease in the number of diabetic patients and urology patients using Foley catheters, both of which have lower average annual order values than our other product lines.

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

During fiscal year 2014, we increased our direct response advertising expenditures by $5,043,000 to $14,043,000, compared with $9,000,000 for fiscal year 2013. Due to the timing and focus of our advertising spend during fiscal year 2014, we acquired 212 fewer new customers than we acquired during fiscal year 2013. However, by targeting urology patients using supplies with higher reimbursement rates and ostomy patients utilizing accessory products, our net sales generated from new customers acquired during fiscal year 2014 exceeded the net sales generated by our new customers acquired during fiscal year 2013 by $232,000. We believe that although we acquired fewer customers in fiscal year 2014 compared to fiscal year 2013, we have evidence that the results of our direct-response advertising efforts are similar to our historical patterns.

During fiscal year 2014, we increased our advertising expenditures to build our customer lead base. The following table shows the number of new customer leads generated from direct responses to our advertising and business acquisitions over the last two fiscal years:

Year	Customer Acquisition Investment ($000's)	Number of New Customer Leads
FY2014(1)	$14,213	55,529
FY2013(2)	9,343	51,037

(1)

Includes $170,000 for an acquisition of a small urological division completed in January 2014.

(2)

Includes $343,000 for an acquisition of a small ostomy supply business completed in July 2013.

The majority of the new customers acquired place their initial order with us within three to six months following our advertising expenditures. However, we generate new customers directly from our advertising spend beyond six months, primarily due to delays in reconnecting with the prospective customers after the initial contact and obtaining the proper documentation from the customers and/or their physicians.

The following table shows the timing of the new customers acquired based on the fiscal year the customer leads were initially received:

	Number of New Customers Acquired(1)
Customer Leads Received	FY2014	FY2013
FY2014	9,933	−
FY2013	1,320	9,473
FY2012	583	2,251
Pre-FY2012	704	1,028
Total New Customers	12,540	12,752

(1)

The number of new customers acquired in a particular fiscal year is derived from leads received during the current fiscal year and from leads received in preceding years. During fiscal year 2014, we acquired 12,540 new customers, of which 9,933 were generated from leads received during the same fiscal year and 2,607 of the new customers were generated from leads received in prior years.

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

Gross Profit

Gross profit for fiscal year 2014 increased by $3,339,000, or 7.7%, to $46,761,000, compared with gross profit of $43,422,000 for fiscal year 2013. The increase was attributed to our increased sales volume for fiscal year 2014 compared with fiscal year 2013.

As a percentage of net sales, gross profit decreased by 0.1% to 62.7% for fiscal year 2014 compared with gross profit of 62.8% for fiscal year 2013. The decrease in gross profit as a percentage of sales was due to an increase in our product mix towards ostomy supplies, which have lower gross margins than our other product lines. This decrease in profit margins was partially offset by vendor rebates earned during fiscal year 2014 based on achieving certain product volume tiers and a reduction in product costs from one of our suppliers beginning in November 2013.

Operating Expenses

The following table provides a breakdown of our operating expenses for the fiscal years ended September 30, 2014 and 2013 (dollars in thousands):

	2014		2013
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$14,788	19.8	$14,311	20.7
Advertising	9,902	13.3	8,908	12.9
Bad debts	3,279	4.4	3,069	4.4
Depreciation and amortization	663	0.9	683	1.0
General and administrative	5,420	7.3	4,692	6.8

Total Operating Expenses	$34,052	45.7	$31,663	45.8

Payroll, taxes and benefits increased by $477,000, or 3.3%, to $14,788,000 for fiscal year 2014 compared with fiscal year 2013. As of September 30, 2014, we had 319 active employees, compared with 297 at September 30, 2013. The increase of 22 employees was required to support our increased sales volumes.

As a result of process and system enhancements implemented over the last year and continued growth of our recurring revenue as a percentage of our total revenue, our payroll expenses as a percentage of net sales decreased by 0.9% for fiscal year 2014 compared with fiscal year 2013.

Advertising expenses increased by $994,000, or 11.2%, to $9,902,000 for fiscal year 2014 compared with fiscal year 2013. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred.

The following table shows a breakdown of our advertising expenses for the fiscal years ended September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Advertising Expenses:
Amortization of direct-response costs	$9,811	$8,721
Other advertising expenses	91	187

Total Advertising Expenses	$9,902	$8,908

As a result of our increase in advertising expenditures, our advertising expense, as a percentage of sales, increased by 0.4% for fiscal year 2014 compared with fiscal year 2013. Similar to our past direct response advertising efforts, when we increased our advertising spend during fiscal year 2014, our costs to acquire new customers increased compared with fiscal year 2013.

Direct response advertising costs are accumulated into quarterly cost pools and amortized separately. The amortization is the amount computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct response advertising cost pool. We have persuasive evidence that demonstrates future benefits are realized from our direct response advertising efforts beyond four years. Since the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases, we estimate future benefits for each advertising cost pool for a period of no longer than four years at each reporting period, which creates a “rolling” type amortization period. Once a particular cost pool has been amortized to a level where the difference between amortizing the cost pool over a “rolling” four-year period and amortizing the cost pool on a “straight-line” basis over a period shorter than four years is de minimis, we amortize the costs over a fixed time period based on current and expected future revenues. As a result of this policy, our direct response advertising costs are amortized over a period of approximately five to six years based on probable future net revenues updated at each reporting period.

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the fiscal year ended September 30, 2014 and 2013. For presentation purposes, the quarterly advertising cost pools have been aggregated into fiscal years (dollars in thousands):

Actual Advertising	Grouped by	Amortization Expense for the twelve months ended September 30,			Deferred Advertising Balance @
Spend	Fiscal Year		2014	2013	9/30/2014
$1,567	FY2008	$	−	$30	$ −
4,191	FY2009		136	228	47
10,808	FY2010		933	1,326	909
15,245	FY2011		2,016	2,570	3,406
13,113	FY2012		2,271	2,952	5,601
9,000	FY2013		1,942	1,615	5,443
14,043	FY2014		2,513	−	11,530
Total Amortization Expense			$9,811	$8,721	$26,936

Bad debt expense increased by $210,000, or 6.8%, to $3,279,000 for fiscal year 2014 compared with fiscal year 2013. The increase in bad debt expense was due to an increase in net sales of $5,458,000. As a percentage of sales, bad debt expense remained flat at 4.4% for fiscal year 2014 compared with fiscal year 2013. The number of days outstanding of gross accounts receivables, excluding reserves, decreased by 2.8 days to 61.3 days as of September 30, 2014, compared with 64.1 days as of September 30, 2013.

Depreciation and amortization expenses decreased by $20,000, or 2.9%, to $663,000 for fiscal year 2014 compared with fiscal year 2013. The decrease in depreciation and amortization expenses was primarily related to computer equipment and software purchases that were fully depreciated as of the end of September 2013, which reduced our depreciation expense by $65,000 in 2014. This decrease was partially offset by a $34,000 increase in amortization expense related to intangible assets and an $11,000 increase in depreciation expense related to purchases of property and equipment during fiscal year 2014.

Purchases of property and equipment totaled $756,000 and $390,000 during fiscal years 2014 and 2013, respectively.

General and administrative expenses increased by $728,000, or 15.5%, to $5,420,000 for fiscal year 2014 compared with fiscal year 2013. The increase was due to increases in accounting fees, consulting fees, legal fees, director fees, and dues and subscriptions. These increases were directly attributable to costs associated with compliance with the attestation requirements of the Sarbanes Oxley Act, which required our registered public accounting firm to audit our internal controls over financial reporting for the first time, costs to support our sales growth, and costs associated with the listing of our common stock on the NYSE MKT during fiscal year 2014. These increases were partially offset by decreases in software support.

As a percentage of net sales, general and administrative expenses increased from 6.8% for fiscal year 2013 to 7.3% for fiscal year 2014.

Income from Operations

Income from operations for fiscal year 2014 increased by $950,000, or 8.1%, to $12,709,000, compared with fiscal year 2013. The increase in operating income was primarily attributed to increased gross profits driven by our increased sales volumes, as well as reductions in payroll costs as a percentage of net sales.

Other Expense

Other expense for fiscal years 2014 and 2013 was interest expense related to the outstanding balance on our credit line facility.

Interest expense decreased by $33,000 for fiscal year 2014 compared with fiscal year 2013 due to a reduction of $1.0 million in borrowings under our credit line facility during the fourth quarter of fiscal year 2013.

Income Taxes

The following table provides a breakdown of our income tax expenses for fiscal years 2014 and 2013 (dollars in thousands):

	Fiscal year ended September 30,
	2014	2013
Current income tax expense:
Federal	$2,801	$1,005
State	524	271

	$3,325	$1,276
Deferred income tax expense:
Federal	$1,304	$2,879
State	228	443

	$1,532	$3,322

Total income tax expense	$4,857	$4,598

The following table provides a breakdown of our income tax liabilities by current and deferred as of September 30, 2014 and 2013 (dollars in thousands):

	As of September 30,
	2014	2013
Current income tax liabilities	$178	$1,195
Less: Current income tax prepaid	(7)	−
Net current income tax liabilities	$171	$1,195

Deferred income tax liabilities:
Deferred tax liability	$10,031	$8,561
Less: Deferred tax assets, current portion	(2,005)	(2,067)

Net deferred tax liabilities:	$8,026	$6,494

The provision for income taxes was $4,857,000 for fiscal year 2014. The effective tax rate was approximately 38% of the income before income taxes of $12,659,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $4,598,000 for fiscal year 2013. The effective tax rate was approximately 39% of the income before income taxes of $11,676,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

The following table summarizes the cash flows for the fiscal years ended September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Cash Flows:
Net cash provided by operating activities	$5,528	$13,633
Net cash used in investing activities	(360)	(686)
Net cash used in financing activities	(5,360)	(3,820)

Net increase (decrease) in cash	(192)	9,127
Cash at beginning of period	12,453	3,326

Cash at end of period	$12,261	$12,453

The Company had cash of $12,261,000 at September 30, 2014, compared with $12,453,000 at September 30, 2013, a decrease of $192,000. The decrease in cash during fiscal year 2014 was due to $5,528,000 of cash provided by operating activities, partially offset by $360,000 of cash used in investing activities and $5,360,000 of cash used in financing activities.

Operating Activities

Cash provided by operating activities was $5,528,000 for fiscal year 2014, which represents a decrease of $8,105,000 compared with cash provided by operating activities of $13,633,000 for fiscal year 2013. The decrease in operating cash flows for fiscal year 2014 was the result of an increase in direct-response advertising spend of $5,043,000 and an increase in payments for income taxes of $3,999,000, partially offset by an increase in net income of $724,000 and an increase of $213,000 in changes in other operating assets and liabilities and non-cash expenses.

Currently, Regions C and D of Medicare are conducting pre-payment audits for catheter claims submitted by all suppliers. Additionally, the Company has been notified by Region C that up to fifty percent of its claims for straight-tip catheters will be subjected to pre-payment review. The results of these audits have not generated a significant number of denials and/or adjustments, and based on our historical experience we expect to receive payment for most of these claims from Medicare. However, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. As of September 30, 2014, we had approximately $456,000 of Medicare claims delayed due to pre-payment audits by all Medicare regions.

In addition to the Medicare pre-payment audits for catheter claims, Medicare is experiencing a delay in Administrative Law Judge ("ALJ") Hearings for Medicare appeals, which has increased the amount of Medicare claims we have pending for the ALJ appeals process. As of September 30, 2014, we had approximately $437,000 of Medicare claims delayed due to the delay in the Medicare ALJ appeals process.

Investing Activities

During fiscal year 2014, we purchased $194,000 of property and equipment for cash, primarily computer software and computer equipment. In January 2014, the Company acquired certain assets of a urology division, including the urology customer records, websites, and inventory, of a durable medical equipment business for a cash purchase price of $170,000. The acquisition was immaterial to the Company's consolidated financial position and results of operations.

During fiscal year 2013, we purchased $367,000 of property and equipment for cash, primarily office furniture, computer equipment, and leasehold improvements related to the build-out of a new 6,400 square-foot facility, which was completed in January 2013. In July 2013, we acquired the stock of a small ostomy supply business for $319,000, net of $24,000 of cash included as part of the acquisition. The acquisition was immaterial to our consolidated financial position and results of operations.

Financing Activities

During fiscal year 2014, cash used in financing activities was $5,360,000, which included cash dividends paid of $6,314,000, payments of $99,000 toward capital lease obligations, and payments of $21,000 for costs associated with the renewal of our credit line facility, partially offset by $1,074,000 of proceeds from the exercise of stock options and warrants.

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

Outlook

We increased our sales by $5.5 million, or 7.9%, to $74.6 million for fiscal year 2014 compared with sales of $69.1 million for fiscal year 2013. Our operating income increased by $1.0 million, or 8.1%, to $12.7 million for fiscal year 2014 compared with operating income of $11.8 million for fiscal year 2013. Our operating margins remained consistent at 17.0% for fiscal years 2014 and 2013. In addition, we generated cash from operating activities of $5.5 million for fiscal year 2014.

We will continue to manage the levels of our direct response advertising spend to maximize profitability and cash flows for fiscal year 2015. We believe that there is significant opportunity to expand the audience we are reaching through our advertising efforts and improve the efficiency of our advertising expenditures. We continue to explore potential acquisition targets during fiscal year 2015 that allow us to acquire new customers at competitive rates and are accretive to our earnings. We are also evaluating potential new products that fit our operating model and offer attractive margins. Based on investments we have made in our employees, infrastructure, and technology, we will continue to experience efficiencies that we believe should increase our operating margins during fiscal year 2015.

As of September 30, 2014, we had $12.3 million of cash and $5.4 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet our cash requirements during the next twelve months.

At September 30, 2014, our current assets of $25,535,000 exceeded our current liabilities of $9,910,000 by $15,625,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. However, because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s future results of operations and cash flows. For the fiscal year ended September 30, 2014, a hypothetical change of 1% in the allowances for contractual adjustments as a percentage of gross sales would have resulted in a change in our revenue and net income of approximately $0.8 million.

The following table sets forth our accounts receivable balances outstanding by aging category for each major payer source as of September 30, 2014 (in thousands):

	Aging of Accounts Receivable as of September 30, 2014
	< 30	31 – 60	61 – 120	> 120
Type of Payer	Days	Days	Days	Days	Totals
Medicare and Medicaid	$4,566	$638	$628	$1,979	$7,811
Private insurance companies	1,836	355	386	461	3,038
Patients	422	268	370	1,525	2,586

Total gross accounts receivable	$6,824	$1,261	$1,384	$3,965	13,435

Less: Allowances					(4,569)

Accounts receivable, net					$8,866

The following table sets forth our accounts receivable balances outstanding by aging category for each major payer source as of September 30, 2013 (in thousands):

	Aging of Accounts Receivable as of September 30, 2013
	< 30	31 – 60	61 – 120	> 120
Type of Payer	Days	Days	Days	Days	Totals
Medicare and Medicaid	$3,579	$623	$455	$1,552	$6,209
Private insurance companies	1,409	458	410	856	3,133
Patients	399	307	386	1,904	2,996
Total gross accounts receivable	$5,387	$1,388	$1,251	$4,312	$12,338
Less: Allowances					(4,502)
Accounts receivable, net					$7,836

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

In order to capitalize our direct-response advertising costs, we must demonstrate that the results of our direct-response advertising will be similar to the effects of responses to past direct-response advertising activities that resulted in future benefits. We monitor the initial success rate of our advertisements as a cost per lead and track the overall cost per acquired customer for each of our quarterly cost pools. For fiscal years 2014 and 2013, our direct-response advertising results demonstrated a continuation of similar patterns. Our advertising efforts in fiscal years 2014 and 2013 do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve. During fiscal year 2014, we increased our advertising spend compared with fiscal year 2013. Consistent with our past direct-response advertising efforts, when we increased our advertising spend; our costs to acquire new customers increased proportionally to our increased advertising spend.

Direct-response advertising costs are accumulated into quarterly cost pools and amortized separately. The amortization is the amount computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct-response advertising cost pool. We have persuasive evidence that demonstrates future benefits are realized from our direct-response advertising efforts beyond four years. Since the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases, we estimate future benefits for each advertising cost pool for a period of no longer than four years at each reporting period, which creates a “rolling” type amortization period. Once a particular cost pool has been amortized to a level where the difference between amortizing the cost pool over a “rolling” four-year period and amortizing the cost pool on a “straight-line” basis over a period shorter than four years is de minimis, we amortize the costs over a fixed time period based on current and expected future revenues. As a result of this policy, our direct-response advertising costs are amortized over a period of approximately five to six years based on probable future net revenues updated at each reporting period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of September 30, 2014.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of September 30, 2014, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended September 30, 2014, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of September 30, 2014, the Executive Officers and Directors of the Company were:

Name	Age	Position(s) with the Company
Mark Libratore	63	President, Chief Executive Officer, Director
Robert Davis	68	Chief Financial Officer
John Leger	59	Chief Operating Officer
Jeannette Corbett(1)(2)(3)	64	Director
Tyler Wick(1)(2)(3)	43	Director

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

Jeannette Corbett - Mrs. Corbett, a Certified Public Accountant, is President Emeritus, Board Member, Chairman of the Grants Committee and Member of the Finance Committee of the Quantum Foundation, West Palm Beach, Florida. Previously, she served as CFO of the Medical Services Division and Vice President of Finance of Phymatrix Corporation (PHMX), West Palm Beach, Florida. Prior to her position at Phymatrix, Mrs. Corbett was President of McGill, Roselli, Ayala & Hoppmann, a West Palm Beach-based accounting firm. She has also served as an adjunct instructor of taxation of Palm Beach State College in Lake Worth, Florida. Mrs. Corbett has a bachelor's of science degree in business administration from the University of Florida, graduating Summa Cum Laude. Mrs. Corbett was Chairman of the Board of JFK Medical Center in Atlantis, Florida, from 1991-1994 and was Chair of the Hospital's Finance Committee from 1989-1991. Ms. Corbett became a member of our Board of Directors in February 2010. She was elected to the Board primarily because of her expertise in accounting and finance.

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

On October 20, 2014 the Board of Directors appointed two new members. The appointments increase the number of directors from three to five. The new directors are as follows:

Ruben Jose King-Shaw, Jr. - is a Managing Partner and Chief Investment Officer at Mansa Capital, LLC, a healthcare private equity investment firm based in Boston, Massachusetts. Mansa Capital specializes in early growth stage companies in the healthcare service and healthcare information technology sectors. Ruben sits on the Board of Directors of many of the firm's portfolio investments. He remains active in public service and was appointed to the Obama Administration's Medicare's Program Advisory and Oversight Commission, which was charged with reforming how the Medicare program procures specific products and services using value-based strategies and establishing foundations for President Obama's healthcare reform programs. Ruben has been a member of the Cornell University Board of Trustees since 2011 and has been a Trustee of the University of Massachusetts since 2005. He has extensive experience in healthcare policy, economics and finance, and served as Chief Operating Officer and Deputy Administrator of the Centers for Medicare and Medicaid Services from 2001 through 2003. Prior to his service in the federal government, in 1998 Ruben was appointed by Governor Jeb Bush as Secretary of the Florida Agency for Healthcare Administration, which is responsible for Florida's Medicaid programs, health quality assurance, facility licensure and managed care regulation activities.

Philip Sprinkle - is a partner in the Atlanta office and chairs the health law practice group of the Balch and Bingham LLP, law firm. Having been in private practice since 1981, Phil is licensed in Georgia, Virginia and Florida and is one of the few certified health lawyers in the State of Florida. He is a frequent lecturer and writer on health care and corporate matters, including taxable and tax-exempt financing, medical staff matters, and academic medicine. His speaking engagements have included nationally recognized entities such as the American Bar Association, the American Health Lawyers Association, the Georgetown Corporate Counsel Institute, and numerous state organizations such as Health Care Financial Management chapters in Virginia and Florida and the Health Lawyers Division of the Virginia State Bar. Phil is an adjunct professor of law at the University of Miami, where he teaches healthcare finance and regulation. He graduated with honors from the University of Virginia College of Arts & Sciences in 1978 and the University of Virginia School of Law in 1981.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2014 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2014, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater shareholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2014.

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

SUMMARY COMPENSATION TABLE

The following table provides summary information regarding compensation earned by the named executive officers during the fiscal years ended September 30, 2014 and 2013.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	($)	($)(1)	($)
Mark A. Libratore	2014	400,000	228,420	0	60,070	688,490
President and Chief	2013	400,000	246,530	0	33,400	679,930
Executive Officer

Robert Davis	2014	275,000	145,690	7,140	5,120	432,950
Chief Financial Officer	2013	275,000	158,400	7,140	4,670	445,210

John Leger	2014	200,000	79,090	7,140	5,150	291,380
Chief Operating Officer	2013	200,000	85,450	7,140	4,700	297,290

(1)

All Other Compensation includes expenses paid on behalf of the named executive officers for health insurance, life insurance, transportation and certain other personal expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The Company’s outstanding equity awards to the named executive officers at September 30, 2014 are set forth in the following table:

	Number of
	Securities
	Underlying
	Unexercised	Option	Option
	Options (#)	Exercise	Expiration
Name	Exercisable	Price	Date
Mark A. Libratore	75,000	$1.32	December 27, 2015

Robert J. Davis	55,000	$1.20	December 27, 2015
	45,000	$0.97	February 14, 2018

John Leger	20,000	$1.20	December 27, 2015
	45,000	$0.97	February 14, 2018

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

Equity Compensation Plan Information

The following table presents details of the Company’s equity compensation plan as of September 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2007 Employee Stock Incentive Plan	752,916	$1.39	131,526

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

Eligibility

An award under the Stock Plan can be made to any employee, officer or director of the Company or a subsidiary, as selected by the Committee. Subject to certain limitations, an award under the plan can also be made to any consultant, agent, advisor or independent contractor to the Company or a related company, as selected by the Committee. As of September 30, 2014, there were approximately 319 employees, including officers, and 2 directors eligible to participate in the Stock Plan.

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

Recent Grants

In the fiscal year which ended September 30, 2014, the Company granted 150,000 options to its directors, executive officers and employees who were directors, executive officers and employees in the 2014 fiscal year.

DIRECTOR COMPENSATION

Directors other than Mr. Libratore receive (i) an annual fee of $20,000 (plus an additional $8,000 if Audit Committee chairman, and $5,000 if chairman of another Board committee); (ii) a per Board meeting fee of $1,000 and $500 for each committee meeting and (iii) a one-time issuance of options for the purchase of 50,000 common shares of the Company, exercisable at the market price at the date of grant and vesting over a two-year period (iv) a one-time award of 12,987 common shares of the Company. Director’s fees payments for the first quarter of fiscal year 2014 were paid in the form of options for the purchase of common shares. Mr. Libratore is not compensated as a director of the Company.

The following table sets forth each Director’s compensation for the year ended September 30, 2014:

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mark A. Libratore(1)	−	−	−
Jeannette Corbett	$36,500	$61,890	$98,390
Tyler Wick	$40,300	$61,890	$102,190

(1)

Mr. Libratore is not compensated for his services as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock, as of November 30, 2014:

•

by each person known by us to be the beneficial owner of 5% or more of our common stock;

•

by each of our directors and executive officers; and

•

by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 53,166,209 shares outstanding on November 30, 2014, plus 897,082 shares deemed outstanding pursuant to Rule 13d-3, for a total of 54,063,291 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Liberator Medical Holdings, Inc., 2979 SE Gran Park Way, Stuart, Florida 34997.

Name and Address	Number of Shares	Percent
5% Beneficial Owners:

Millennium Partners, L.P.(1)	6,230,000	11.52%
c/o Millennium Management LLC
666 Fifth Avenue, 8th Floor
New York, NY 10103

Directors and Executive Officers:

Mark A. Libratore	19,785,867	36.60%
President and Chief Executive Officer and Director

Robert Davis	815,000	1.51%
Chief Financial Officer

John Leger, Vice President, Operations	280,165	*

Tyler Wick	182,987	*

Jeannette Corbett	127,987	*

All directors and executive officers as a group (5 persons)	21,192,006	39.20%

*

Less than one percent (1%).

(1)

Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), and may be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners. Millennium Management is also the general partner of the 100% shareholder of ICS Opportunities, Ltd., and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Millennium International Management, L.P., a Delaware limited liability partnership, is the investment manager of ICS Opportunities, Ltd., and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Millennium International Management GP LLC, a Delaware limited liability company, is the general partner of Millennium International Management, and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, Ltd. Israel A. Englander is the managing partner of Millennium Management and Millennium International Management GP LLC, and consequently may also be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners or ICS Opportunities, as the case may be. The foregoing information is derived from the reporting persons as set forth in a Schedule 13D Amendment filed with the SEC on behalf of the reporting persons on October 16, 2013, and a Form 4 filed on July 1, 2014.

(2)

Represents as of November 30, 2014, an aggregate 6,230,000 shares owned beneficially by Millennium Partners, L.P., 6,230,000 shares owned beneficially by Millennium Management LLC and Israel Englander (See footnote (1), above), and 0 shares owned beneficially by Millennium International Management GP LLC, Millennium International Management LP, and ICS Opportunities, Ltd.

(3)

Includes 75,000 shares underlying options exercisable by Mr. Libratore within 60 days of November 30, 2014.

(4)

Includes 100,000 shares underlying options exercisable by Mr. Davis within 60 days of November 30, 2014.

(5)

Includes 65,000 shares underlying options exercisable by Mr. Leger within 60 days of November 30, 2014.

(6)

Includes 61,250 shares underlying options exercisable by Mr. Wick within 60 days of November 30, 2014.

(7)

Includes 50,000 shares underlying options exercisable by Ms. Corbett within 60 days of November 30, 2014.

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

There have not been, since October 1, 2013, nor are the currently proposed, any transactions with related person required to be reported pursuant to Item 404(a) of Regulations S-K.

Item 14. Principal Accountant Fees and Services

Crowe Horwath LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2014 and 2013.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended September 30, 2014 and 2013, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Crowe Horwath, LLP
	2014	2013
Audit fees	$172,397	$124,900
Audit related fees	−	4,500

Total Fees	$172,397	$129,400

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number	Description
21.1	Subsidiaries(1)

23.1	Consent of Crowe Horwath LLP (1)

31.1	Section 302 Certificate of Chief Executive Officer(1)

31.2	Section 302 Certificate of Chief Financial Officer(1)

32.1	Section 906 Certificate of Chief Executive Officer(1)

32.2	Section 906 Certificate of Chief Financial Officer(1)

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

Signature	Title	Date

/s/ Mark A. Libratore
Mark A. Libratore	President, Chief Executive Officer and Director (principal executive officer)	December 15, 2014

/s/ Robert J. Davis
Robert J. Davis	Chief Financial Officer (principal financial and accounting officer)	December 15, 2014

/s/ Jeannette Corbett
Jeannette Corbett	Director	December 15, 2014

/s/ Tyler Wick
Tyler Wick	Director	December 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Liberator Medical Holdings, Inc. and Subsidiaries

Stuart, Florida

We have audited the accompanying consolidated balance sheets of Liberator Medical Holdings, Inc. and Subsidiaries (“Liberator”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. We also have audited Liberator’s internal control over financial reporting as of September 30, 2014 based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberator’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberator as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Liberator maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

December 15, 2014

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2014 and 2013

(In thousands, except dollar per share amounts)

	2014	2013

Assets
Current Assets:
Cash	$12,261	$12,453
Accounts receivable, net of allowances of $4,569 and $4,502, respectively	8,866	7,836
Inventory, net of allowance for obsolete inventory of $181 and $308, respectively	1,954	2,187
Deferred tax assets	2,005	2,067
Prepaid and other current assets	449	219

Total Current Assets	25,535	24,762
Property and equipment, net of accumulated depreciation of $4,016 and $3,492, respectively	1,260	1,044
Deferred advertising, net	26,936	22,705
Intangible assets, net of accumulated amortization of $281 and $169, respectively	420	414
Other assets	178	174

Total Assets	$54,329	$49,099

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,085	$4,915
Accrued liabilities	1,758	1,354
Dividends payable	1,728	1,569
Income tax payable	178	1,195
Other current liabilities	161	111

Total Current Liabilities	9,910	9,144
Deferred tax liabilities	10,031	8,561
Credit line facility	1,500	1,500
Other long-term liabilities	453	63

Total Liabilities	21,894	19,268

Commitments and contingencies (see Note 9)

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 53,520 and 52,637 shares issued, respectively; 53,166 and 52,283 shares outstanding at September 30, 2014 and 2013, respectively	54	53
Additional paid-in capital	36,385	35,111
Accumulated deficit	(3,524)	(4,853)
Treasury stock, at cost; 354 shares at September 30, 2014 and 2013	(480)	(480)

Total Stockholders’ Equity	32,435	29,831

Total Liabilities and Stockholders’ Equity	$54,329	$49,099

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the fiscal years ended September 30, 2014 and 2013

(In thousands, except dollar per share amounts)

	2014	2013

Net Sales	$74,569	$69,111

Cost of Sales	27,808	25,689

Gross Profit	46,761	43,422

Operating Expenses:
Payroll, taxes and benefits	14,788	14,311
Advertising	9,902	8,908
Bad debts	3,279	3,069
Depreciation and amortization	663	683
General and administrative	5,420	4,692

Total Operating Expenses	34,052	31,663

Income from Operations	12,709	11,759

Other Expense
Interest expense	(50)	(83)

Total Other Expense	(50)	(83)

Income before Income Taxes	12,659	11,676

Provision for Income Taxes	4,857	4,598

Net Income	$7,802	$7,078

Basic earnings per share:
Weighted average shares outstanding	52,704	50,115
Earnings per share	$0.15	$0.14

Diluted earnings per share:
Weighted average shares outstanding	53,679	52,375
Earnings per share	$0.15	$0.14

Dividends declared per common share *	$0.12	$0.08

* Four and three quarterly dividends were declared during fiscal years 2014 and 2013, respectively

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the fiscal years ended September 30, 2014 and 2013

(In thousands)

			Additional			Total
	Common	Common	Paid in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	Stock	Equity
Balance at October 1, 2012	48,143	$48	$34,707	$(7,746)	$(50)	$26,959

Options issued to employees and directors	−	−	76	−	−	76
Common stock issued for exercise of options and warrants	4,294	5	265	−	−	270
Common stock issued for employee stock purchase plan	111	−	63	−	−	63
Purchase of treasury stock	(265)	−	−	−	(430)	(430)
Net income	−	−	−	7,078	−	7,078
Cash dividends declared, $0.08 per share	−	−	−	(4,185)	−	(4,185)

Balance at September 30, 2013	52,283	$53	$35,111	$(4,853)	$(480)	$29,831

Options issued to employees and directors	−	−	89	−	−	89
Common stock issued to directors	26	−	112	−	−	112
Common stock issued for exercise of options and warrants	857	1	895	−	−	896
Income tax benefit related to exercise of stock options	−	−	178	−	−	178
Net income	−	−	−	7,802	−	7,802
Cash dividends declared, $0.1225 per share	−	−	−	(6,473)	−	(6,473)

Balance at September 30, 2014	53,166	$54	$36,385	$(3,524)	$(480)	$32,435

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the fiscal years ended September 30, 2014 and 2013

(In thousands)

	2,014	2,013

Cash flow from operating activities:
Net income	$7,802	$7,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,473	9,404
Stock-based compensation	201	76
Provision for doubtful accounts and contractual adjustments	3,506	3,407
Deferred income taxes	1,532	3,321
Reserve for inventory obsolescence	14	126
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,535)	(787)
Deferred advertising	(14,043)	(9,000)
Inventory	255	368
Other assets	(205)	40
Income taxes prepaid and payable	(1,024)	1,104
Accounts payable	1,171	(1,724)
Accrued liabilities	405	235
Other liabilities	(24)	(15)

Net Cash Flows Provided by Operating Activities	5,528	13,633

Cash flows from investing activities
Purchase of property and equipment and other	(194)	(367)
Proceeds from sale of property and equipment	4	−
Acquisition of business, net of cash acquired	(170)	(319)

Net Cash Flows Used in Investing Activities	(360)	(686)

Cash flows from financing activities
Repayments to credit line facility	−	(1,000)
Costs associated with credit line facility	(21)	(21)
Proceeds from employee stock purchase plan	−	48
Proceeds from exercise of options and warrants	896	270
Income tax benefit related to exercise of stock options	178	−
Cash dividends paid	(6,314)	(2,616)
Purchase of treasury stock	−	(430)
Payments of capital lease obligations	(99)	(71)

Net Cash Flows Used in Financing Activities	(5,360)	(3,820)

Net (decrease) increase in cash	(192)	9,127

Cash at beginning of period	12,453	3,326

Cash at end of period	$12,261	$12,453

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$84
Cash paid for income taxes	$4,170	$171

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings or term notes	$562	$23
Cash dividends declared, but not yet paid	$1,728	$1,569

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Consolidated Financial Statements

September 30, 2014

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

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented. The following reclassification was made to the Consolidated Statement of Cash Flows for the twelve months ended September 30, 2013, to be consistent with the Consolidated Statement of Cash Flows for the twelve months ended September 30, 2014, presented:

•

In the Cash flow from operating activities section, within the changes in operating assets and liabilities section, $1,104,000 was reclassified from accrued liabilities to income taxes prepaid and payable.

The reclassification had no impact on previously reported net cash flows from operating activities, total assets, stockholders’ equity, or net income.

Segment Reporting

The Company operates and tracks its results as one reportable segment, Mail Order Supplies, based on the aggregation of three operating segments. Over 99% of the Company’s net sales are generated through Mail Order Supplies operating segment. The Company operates a retail store in Tennessee and a small specialty catheter manufacturer based in Florida, which sell the same types of medical supplies as our Mail Order Supplies segment, but sales are less than 1% of the Company’s total net sales for these two operating segments. The Company’s President and Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The following table summarizes the Company’s revenues by product line as a percentage of net sales for the fiscal years ending September 30, 2014 and 2013:

	2014	2013
Product Lines:
Urological supplies	75.9%	77.3%
Ostomy supplies	19.5%	16.5%
Mastectomy fashions	4.5%	5.2%
Diabetic supplies	0.1%	1.0%

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

The following is a reconciliation of the beginning and ending allowances for accounts receivable for the fiscal years ended September 30, 2014 and 2013 (dollars in thousands):

	Beginning Balance at October 1st	Charged against Revenues or to Bad Debt Expense	Actual Deductions against Allowance		Ending Balance at September 30th
Fiscal year ended September 30, 2013:
Allowance for contractual adjustments	$769	$338	$	−	$1,107
Allowance for uncollectible accounts	4,275	3,069		(3,949)	3,395

Total allowances for accounts receivable	$5,044	$3,407		$(3,949)	$4,502

Fiscal year ended September 30, 2014:
Allowance for contractual adjustments	$1,107	$228	$	−	$1,335
Allowance for uncollectible accounts	3,395	3,279		(3,440)	3,234

Total allowances for accounts receivable	$4,502	$3,507		$(3,440)	$4,569

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

Direct-response advertising costs are accumulated into quarterly cost pools and amortized separately. The amortization is the amount computed using the ratio that current period revenues for each direct-response advertising cost pool bear to the total of current and estimated future benefits for that direct-response advertising cost pool. We have persuasive evidence that demonstrates future benefits are realized from our direct-response advertising efforts beyond four years. Since the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases, we estimate future benefits for each advertising cost pool for a period of no longer than four years at each reporting period, which creates a “rolling” type amortization period. Once a particular cost pool has been amortized to a level where the difference between amortizing the cost pool over a “rolling” four-year period and amortizing the cost pool on a “straight-line” basis over a period shorter than four years is de minimis, we amortize the costs over a fixed time period based on current and expected future revenues. As a result of this policy, our direct-response advertising costs are amortized over a period of approximately five to six years based on probable future net revenues updated at each reporting period.

A summary of deferred advertising costs for the fiscal years ending September 30, 2014 and 2013, is as follows (in thousands):

	2014	2013
Deferred Advertising Costs:
Beginning Balance, 10/1	$22,705	$22,426
Plus: Direct-response advertising spend	14,043	9,000
Less: Amortization of deferred advertising costs	(9,812)	(8,721)

Ending Balance, 9/30	$26,936	$22,705

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

Debt issuance costs of $21,000 and $21,000 were capitalized during the years ended September 30, 2014 and 2013, respectively. Debt issuance costs amortized for the years ended September 30, 2014 and 2013, were $21,000 and $23,000, respectively.

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

Long –lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during fiscal years 2014 and 2013.

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

Shipping and Handling Costs

Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the years ended September 30, 2014 and 2013, were $2,301,000 and $2,163,000, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its financial statements.

Note 3 — Property And Equipment

A summary of property and equipment at September 30, 2014 and 2013, is as follows (dollars in thousands):

	Estimated Life	2014	2013
Leased equipment	3 — 5 years	$1,222	$807
Transportation equipment	5 — 10 years	81	55
Warehouse equipment	5 — 10 years	257	132
Office furniture	5 — 10 years	630	613
Computer equipment	3 — 5 years	675	599
Telephone equipment	5 years	104	101
Website	5 years	150	114
Server software	3 years	380	343
Leasehold improvements	Shorter of life of asset or lease	1,754	1,749
Signage	5 — 10 years	23	23

Total property and equipment		5,276	4,536
Less: accumulated depreciation		(4,016)	(3,492)

Property and equipment, net		$1,260	$1,044

The amounts charged to operating expenses for depreciation of property and equipment for the years ended September 30, 2014 and 2013 were $551,000 and $604,000, respectively.

Note 4 — Intangible Assets

A summary of intangible assets at September 30, 2014 and 2013, is as follows (in thousands):

	2014	2013
Acquired customer lists	$620	$502
Less: accumulated amortization	(268)	(166)
Net acquired customer lists	352	336

Acquired trade name	81	81
Less: accumulated amortization	(13)	(3)
Net acquired trade name	68	78

Total intangible assets	701	583
Less: accumulated amortization	(281)	(169)

Net intangible assets	$420	$414

Amortization expense associated with intangible assets for fiscal years 2014 and 2013 was $112,000 and $78,000, respectively. The remaining amortization period for acquired customer lists and trade names is 7.25 and 6.75 years respectively. It is anticipated that there will be no residual value at the end of the amortization period for the intangible assets. Estimated amortization expense for intangible assets as of September 30, 2014, for the next five fiscal years is as follows (in thousands):

Amount
Fiscal years ending September 30:
2015	$116
2016	91
2017	50
2018	44
2019	41

$342

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

The PNC Credit Line Facility requires the Company to comply with certain covenants, including financial covenants which are defined in the credit agreement. On July 29, 2014, the financial covenants were modified to reset the minimum Fixed Coverage Charge ratio to be tested for the period ended March 31, 2015 (as defined below) and to add minimum EBITDA and Liquidity covenants required for the fiscal quarters beginning June 30, 2014. As of September 30, 2014, the Company was in compliance with the following amended financial covenants:

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

As of September 30, 2014, the availability under the PNC Credit Line Facility was $5,363,000 with an outstanding balance of $1,500,000. The interest rate for the outstanding balance as of September 30, 2014, was 2.65%. For fiscal years ended September 30, 2014 and 2013, the Company incurred $42,000 and $75,000, respectively, in interest expense related to the PNC Credit Line Facility.

NOTE 6 — Stockholders’ Equity

Warrants

In connection with the sale of common stock on March 9, 2010, for gross proceeds of $7 million, the Company issued warrants to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share to the placement agent. During the fiscal year ended September 30, 2014, 29,167 of these warrants were exercised and 204,166 remain outstanding and expire in October 2015. The grant-date fair value of these warrants of $228,961 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk-free interest rate:	2.34%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	63.66%

A summary of warrants issued, exercised and expired during the fiscal years ended September 30, 2014 and 2013, is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at October 1, 2012	5,532,333	$1.09
Issued	−	−
Exercised	(16,000)	1.00
Expired	(5,283,000)	1.02

Balance at September 30, 2013	233,333	$2.50
Issued	−	−
Exercised	(29,167)	2.50
Expired	−	−

Balance at September 30, 2014	204,166	$2.50

Options

In April 2013, Mr. Libratore, the Company’s founder, principal shareholder and President, exercised options, which were granted under the terms of the reverse merger in June 2007, for 3,921,009 shares of the Company’s common stock at an exercise price of $0.0001.

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

As of September 30, 2014, there has been 2,580,974 shares issued, 607,500 shares expired or forfeited and 1,194,584 shares exercised under the 2007 Stock Plan. As of September 30, 2014, there were 752,916 shares outstanding and 131,526 shares available for grant under the 2007 Stock Plan.

There were 150,000 and 370,000 options granted during the fiscal years 2014 and 2013, respectively. The weighted-average grant date fair values of options granted during the fiscal years 2014 and 2013 were $0.50 and $0.29, respectively. There were 827,584 and 367,000 options exercised during fiscal years 2014 and 2013, respectively. The total intrinsic value of options exercised during fiscal year 2014 and 2013 was approximately $2,210,000 and $309,000, respectively.

The fair values of stock-based awards granted during the fiscal year ended September 30, 2014, were calculated with the following weighted-average assumptions:

	2014	2013
Risk-free interest rate:	0.68%	0.40%
Expected term:	3.0 years	2.9 years
Expected dividend yield:	5.60%	0.00%
Expected volatility:	48.34%	46.87%

For the fiscal years ended September 30, 2014 and 2013, the Company recorded $200,000 and $58,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of September 30, 2014, there was $31,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 1.0 year.

Stock option activity for the fiscal years ended September 30, 2014 and 2013 is summarized as follows:

2007 Stock Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at October 1, 2012	2,035,000	$0.97	1.74	$92,150
Granted	370,000	0.93
Exercised	(367,000)	0.72
Expired or forfeited	(587,500)	0.83

Options outstanding at September 30, 2013	1,450,500	$1.07	1.98	$1,401,445
Granted	150,000	2.15
Exercised	(827,584)	0.99
Expired or forfeited	(20,000)	0.60

Options outstanding at September 30, 2014	752,916	$1.39	2.25	$1,326,974

Options exercisable at September 30, 2014	637,916	$1.30	1.97	$1,178,974
Options vested or expected to vest at September 30, 2014	752,916	$1.39	2.25	$1,326,974

Director Stock Grants

In January 2014, the two independent members of the Company's Board of Directors were issued an aggregate of 25,974 restricted common shares as compensation. For the twelve months ended September 30, 2014, the Company recorded $112,000 of stock-based compensation expense associated with these stock grants

NOTE 7 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	2014	2013
Numerator:

Net income — basic and diluted	$7,802	$7,078

Denominator:

Weighted average shares outstanding — basic	52,704	50,115
Effect of dilutive securities:
Stock options and warrants	975	2,260

Weighted average shares outstanding — diluted	53,679	52,375

Earnings per share — basic	$0.15	$0.14
Earnings per share — diluted	$0.15	$0.14

The following table summarizes the number of shares outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share because the impact would have been anti-dilutive for the fiscal years indicated (in thousands):

	2014	2013
Stock options	−	735
Warrants	−	233

Totals	−	968

NOTE 8 — Income Taxes

Income tax expense is as follows (in thousands):

	Fiscal year ended September 30,
	2014	2013
Current income tax expense:
Federal	$2,801	$1,005
State	524	271

	$3,325	$1,276

Deferred income tax expense:
Federal	$1,304	$2,879
State	228	443

	$1,532	$3,322

Total income tax expense	$4,857	$4,598

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 35% to the Company’s income before taxes as follows (in thousands):

	Fiscal year ended September 30,
	2014	2013
Computed “expected” income tax expense	$4,431	$4,087
State income taxes, net of federal benefit	490	459
True-up of prior year differences	(28)	−
Other	(84)	−
Other nondeductible expenses, net	48	52

Total income tax expense	$4,857	$4,598

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows (in thousands):

	As of September 30,
	2014	2013
Deferred tax assets — current:
Allowance for bad debts	$1,762	$1,746
Capitalization of costs to inventory	24	30
Inventory reserve	70	132
Deferred expenses	67	97
Accrued expenses	82	62

Deferred tax assets — current	2,005	2,067
Less: Valuation allowance	−	−

Net deferred tax assets — current	$2,005	$2,067

Deferred tax assets — non-current:
Net operating loss carry-forwards	$50	$55
Transaction costs	−	4
Property and equipment	315	145

Deferred tax assets — non-current	365	204
Less: Valuation allowance	(5)	(7)

Net deferred tax assets — non-current	$360	$197

Deferred tax liability — non-current:
Deferred advertising	$(10,391)	(8,758)

Deferred tax liability — non-current	$(10,391)	$(8,758)

Net deferred tax liability	$(8,026)	$(6,494)

As of September 30, 2014, the Company had net operating losses of approximately $128,000 for federal income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The Company also had net operating losses of approximately $135,000 for Tennessee income tax purposes that can be carried forward for up to fifteen years and deducted against future Tennessee taxable income. The net operating loss carry-forwards expire in various years through 2031. All of the total federal and Tennessee net operating losses are subject to limitations under the provisions of Internal Revenue Code section 382 due to an ownership change.

Management did not believe it was more likely than not that the Company would be able to realize the full benefit of the deferred tax asset from the Tennessee net operating loss carry-forwards. As of September 30, 2014, management determined a valuation allowance against the net deferred tax assets of $5,700. As of September 30, 2013, management determined a valuation allowance against the net deferred tax assets of $6,700. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company and its subsidiaries file a consolidated federal and Florida income tax return. Two of the Company’s subsidiaries will file additional separate state income tax returns. These returns remain subject to examination by taxing authorities for all years after September 30, 2010.

For fiscal years 2014 and 2013, the Company recorded as part of its income tax expense an unrecognized tax benefit for certain state taxes of $35,000 and $46,000, respectively, and interest and/or penalties related to the unrecognized tax benefit of $4,000 and $8,000, respectively. The Company also recorded a gross decrease in its tax positions from prior years of $15,000. The Company had $170,000 and $146,000 of total unrecognized tax benefits, including accrued interest and penalties that are included in accrued liabilities in the accompanying balance sheet as of September 30, 2014 and 2013, respectively. The state statutes and regulations and their applicability to specific situations vary by state.

The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits for the fiscal years ended September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Balance at October 1	$124	$78
Gross decreases – tax positions in prior period	15	−
Gross increases – tax positions in current period	35	46

Balance at September 30	$144	$124
Accrued interest and penalties	26	22

Total liability for unrecognized tax benefits	$170	$146

We do not believe it is reasonably possible that unrecognized tax benefits will significantly change within the next twelve months. We also do not believe that the recognition of any of the unrecognized tax benefits would affect the Company’s effective tax rate.

NOTE 9 — Commitments and Contingencies

Capital Lease and Notes Payable Obligations

The Company leases certain computer equipment, software, office furniture, and warehouse equipment under capital leases and notes payable. The cost of these leased assets were $788,000 and $244,000 as of September 30, 2014 and 2013, respectively. The net book values of these assets were $621,000 and $133,000 as of September 30, 2014 and 2013, respectively. The payment terms of the capital leases expire between March 2015 and August 2019.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2014 (in thousands):

Amount
Fiscal year ending September 30:
2015	$185
2016	128
2017	127
2018	127
2019	112

Total minimum lease payments	679
Less: Interest on capitalized lease obligations	(74)

Present value of capitalized lease obligations	605
Less: Current portion	(178)

Capitalized lease obligations, net of current portion	$427

The present values of the capital lease and notes payable obligations are included in other current liabilities and other long-term liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2014. Interest expense on capitalized leases was $7,000 and $9,000 for the fiscal years ended September 30, 2014 and 2013, respectively.

Operating Leases

The Company leases various office and warehouse facilities, software, and equipment under non-cancelable operating leases that expire at various times through April 2016. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2014, are as follows (in thousands):

Amount
Fiscal year ending September 30:
2015	$686
2016	637
2017	598
2018	434
2019	370

Total minimum lease payments	$2,724

Rent, software, and equipment lease expense for the years ended September 30, 2014 and 2013, was $1,225,000 and $1,337,000, respectively.

Purchase Commitments

In January 2010 the Company entered into a long distance telephone service agreement that requires the Company to purchase a minimum of $10,000 per month, excluding additional vendor rebates. The January 2010 service agreement expires in April of 2015. The Company purchased $147,000 and $146,000 of long distance service under the agreement for the fiscal years ended September 30, 2014 and 2013, respectively.

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

NOTE 10 — Concentration of Credit Risk

The Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to $12,260,000 and $11,345,000 as of September 30, 2014 and 2013, respectively.

The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely accepts assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans, or policies covering its customers. Accounts receivable due from government sources under Medicare, Medicaid, and other federally funded programs was approximately 59% and 50% of total gross receivables as of September 30, 2014 and 2013, respectively.

A significant portion of the Company’s revenues are generated from the sale of urological products. As a result, changes in the external environment, including regulatory changes, could be beneficial or detrimental depending on market conditions. The impact of these changes cannot be determined at this time.

NOTE 11 — Subsequent Events

On October 31, 2014, the Company announced the appointment of two new members to its Board of Directors, expanding the number of board members from three to five.

On November 21, 2014, the Board of Directors approved a cash dividend of $0.0325 per common share to its shareholders. The dividend will be paid on January 9, 2015, to all shareholders of record as of the close of business on December 26, 2014.