Form 10-Q
period 2014-12-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2015-02-09
CIK 17485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Yes      . No      .

Large accelerated filer	.	Accelerated filer	X .
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 3, 2015
Common Stock, $.001	53,166,209

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2014 (unaudited) and September 30, 2014

(In thousands, except dollar per share amounts)

	December 31, 2014	September 30, 2014
Assets
Current Assets:
Cash	$11,954	$12,261
Accounts receivable, net of allowances of $4,617 and $4,569, respectively	9,606	8,866
Inventory, net of allowance for obsolete inventory of $181	2,078	1,954
Deferred tax assets	2,033	2,005
Prepaid and other current assets	716	449
Total Current Assets	26,387	25,535
Property and equipment, net of accumulated depreciation of $4,106 and $4,016, respectively	1,210	1,260
Deferred advertising, net	28,342	26,936
Intangible assets, net of accumulated amortization of $310 and $281, respectively	391	420
Other assets	164	178
Total Assets	$56,494	$54,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,187	$6,085
Accrued liabilities	1,554	1,758
Dividends payable	1,728	1,728
Income tax payable	1,322	178
Other current liabilities	150	161
Total Current Liabilities	10,941	9,910
Deferred tax liabilities	10,449	10,031
Credit line facility	1,500	1,500
Other long-term liabilities	468	453
Total Liabilities	23,358	21,894

Commitments and contingencies (see Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value, 200,000 shares authorized, 53,520 shares issued and 53,166 shares outstanding at December 31, 2014, and September 30, 2014	54	54
Additional paid-in capital	36,393	36,385
Accumulated deficit	(2,831)	(3,524)
Treasury stock, at cost; 354 shares at December 31, 2014, and September 30, 2014	(480)	(480)
Total Stockholders’ Equity	33,136	32,435
Total Liabilities and Stockholders’ Equity	$56,494	$54,329

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2014 and 2013

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2014	2013

Net Sales	$20,216	$18,637

Cost of Sales	7,585	6,882

Gross Profit	12,631	11,755

Operating Expenses:
Payroll, taxes and benefits	3,762	3,657
Advertising	2,615	2,326
Bad debts	943	824
Depreciation and amortization	119	171
General and administrative	1,208	1,277
Total Operating Expenses	8,647	8,255

Income from Operations	3,984	3,500

Other Expenses	(12)	(13)

Income before Income Taxes	3,972	3,487

Provision for Income Taxes	1,551	1,367

Net Income	$2,421	$2,120

Basic earnings per share:
Weighted average shares outstanding	53,166	52,358
Earnings per share	$0.05	$0.04

Diluted earnings per share:
Weighted average shares outstanding	53,695	53,228
Earnings per share	$0.05	$0.04

Dividends declared per common share	$0.03	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended December 31, 2014

(Unaudited)

(in thousands)

			Additional			Total
	Common Stock		Paid	Accumulated	Treasury	Stockholders’
	Shares	Amount	In Capital	Deficit	Stock	Equity
Balance at October 1, 2014	53,166	$54	$36,385	$(3,524)	$(480)	$32,435

Stock compensation expense	−	−	8	−	−	8
Net income	−	−	−	2,421	−	2,421
Cash dividends declared, $0.0325 per share	−	−	−	(1,728)	−	(1,728)
Balance at December 31, 2014	53,166	$54	$36,393	$(2,831)	$(480)	$33,136

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2014 and 2013

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2014	2013

Cash flow from operating activities:
Net Income	$2,421		$2,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,717		2,482
Equity based compensation	8		32
Provision for doubtful accounts and contractual adjustments	927		1,027
Deferred income taxes	390		(120)
Reserve for inventory obsolescence	−		13
Changes in operating assets and liabilities:
Accounts receivable	(1,667)		(2,779)
Deferred advertising	(4,004)		(2,918)
Inventory	(124)		(307)
Other assets	(260)		(402)
Income taxes prepaid and payable	1,150		486
Accounts payable	101		1,466
Accrued liabilities	(204)		215
Other liabilities	5		(8)
Net Cash Flow Provided by Operating Activities	1,460		1,307

Cash flow from investing activities:
Purchase of property and equipment	(13)		(51)
Proceeds from sale of property and equipment	−		4
Net Cash Flow Used in Investing Activities	(13)		(47)

Cash flow from financing activities:
Proceeds from exercise of employee stock options	−		72
Cash dividends paid	(1,728)		(1,569)
Payments of capital lease obligations	(26)		(21)
Net Cash Flow Used in Financing Activities	(1,754)		(1,518)

Net decrease in cash	(307)		(258)

Cash at beginning of period	12,261		12,453
Cash at end of period	$11,954		$12,195

Supplemental disclosure of cash flow information:
Cash paid for interest	$12		$15
Cash paid for income taxes	$10		$1,000

Supplemental schedule of non-cash financing activities:
Capital expenditures funded by capital lease borrowings or term notes	$26	$	−
Cash dividends declared, but not yet paid	$1,728		$1,572

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2014

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, that was filed with the SEC on December 15, 2014. The results of operations for the three months ended December 31, 2014, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., Practica Medical Manufacturing, Inc., and Tri-County Medical & Ostomy Supplies, Inc., its wholly-owned subsidiaries.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. There were no material changes to our significant accounting policies during the interim period ended December 31, 2014.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between the periods presented. The following reclassification was made to the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2013, to be consistent with the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2014, presented:

•

In the cash flow from operating activities section, within the changes in operating assets and liabilities section, $486,000 was reclassified from accounts payable to income taxes prepaid and payable.

The reclassification had no impact on previously reported net cash flows from operating activities, total assets, stockholders’ equity, or net income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

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

The PNC Credit Line Facility requires the Company to comply with certain covenants, including financial covenants which are defined in the credit agreement. On July 29, 2014, the financial covenants were modified to reset the minimum Fixed Coverage Charge ratio to be tested for the period ended March 31, 2015 (as defined below) and to add minimum EBITDA and Liquidity covenants required for the fiscal quarters beginning June 30, 2014. As of December 31, 2014, the Company was in compliance with all financial covenants including the following:

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

As of December 31, 2014, the availability under the PNC Credit Line Facility was $5,671,000 with an outstanding balance of $1,500,000. The interest rate for the outstanding balance as of December 31, 2014, was 2.67%. For the three months ended December 31, 2014 and 2013, the Company incurred $10,000 and $11,000, respectively, in interest expense related to the PNC Credit Line Facility.

Note 4 — Stockholders’ Equity

Employee and Director Stock Options

The Company granted 0 and 150,000 options during the three months ended December 31, 2014 and 2013, respectively. The weighted-average grant date fair values of the options granted during the three months ended December 31, 2013, were $0.50. There were no options exercised during the three months ended December 31, 2014, and 120,000 exercised during the three months ended December 31, 2013. The total intrinsic value of options exercised during the three months ended December 31, 2013, was approximately $203,000.

The fair values of stock-based awards granted during the three months ended December 31, 2013, were calculated with the following weighted-average assumptions:

2013
Risk-free interest rate:	0.68%
Expected term:	2.99 years
Expected dividend yield:	5.60%
Expected volatility:	48.34%

For the three months ended December 31, 2014 and 2013, the Company recorded $8,000 and $32,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of December 31, 2014, there was $24,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 0.75 years.

Stock option activity for the three months ended December 31, 2014, is summarized as follows:

2007 Stock Plan:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at October 1, 2014	752,916	$1.39	2.25	$1,326,974
Granted	−	−	−	−
Exercised	−	−	−	−
Expired or forfeited	−	−	−	−
Options outstanding at December 31, 2014	752,916	$1.39	2.00	$1,138,745

Options exercisable at December 31, 2014	692,916	$1.32	1.85	$1,093,745
Options vested or expected to vest at December 31, 2014	752,916	$1.39	2.00	$1,138,745

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three months ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	For the three months ended
	December 31,
	2014	2013
Numerator:
Net income — basic and diluted	$2,421	$2,120

Denominator:
Weighted average shares outstanding — basic	53,166	52,358
Effect of dilutive securities:
Stock options and warrants	529	870
Weighted average shares outstanding — diluted	53,695	53,228

Earnings per share — basic	$0.05	$0.04
Earnings per share — diluted	$0.05	$0.04

Note 6 — Income Taxes

The provision for income taxes was $1,551,000 for the three months ended December 31, 2014. The effective tax rate was approximately 39% of income before income taxes of $3,972,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,367,000 for the three months ended December 31, 2013. The effective tax rate was approximately 39% of income before income taxes of $3,487,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Note 7 — Commitments and Contingencies

Litigation

The Company has received subpoenas from the United States Department of Justice and has been named, among others, in a civil qui tam complaint alleging inter alia violations of the federal False Claims Act, 31 U.S.C. §3729. United States ex rel. Herman, et al. v. Coloplast A/S, et al., Docket No. 11-cv-12131-RWZ. To date, the Lawsuit has not been served on the Defendants. On February 4, 2015, the Plaintiffs and the United States, with the affirmative support of the State of California and all Defendants, filed a Joint Motion for an Extension of Time seeking to extend the time to serve the complaint in the Lawsuit until May 19, 2015. At the present time, the Company is fully cooperating with the government’s criminal and civil investigations, and the Company’s Board of Directors also is conducting its own internal investigation. The ultimate outcome of this matter cannot presently be determined and therefore the Company is unable to estimate a range of loss, if any, at this time. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. When used in this Quarterly Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date made. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of distributing or marketing activities, competitive and regulatory factors, and additional factors set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, under the caption “Risk Factors,” could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company included in our Annual Report on Forms 10-K for the year ended September 30, 2014, and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The following table shows our revenue streams, including new and recurring orders, for the three months ended December 31, 2014 and 2013, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

	For the three months ended
New and recurring revenues generated	December 31,
from customer leads received during:	2014	2013
Pre-FY 2010	$5,134	$5,590
FY 2010	2,540	2,720
FY 2011	2,750	3,059
FY 2012	2,835	3,141
FY 2013	2,350	3,006
FY 2014	3,645	882
FY 2015	927	n/a
Total Revenues *	20,181	18,398
Other Sales and Adjustments	35	239
Net Sales	$20,216	$18,637

* Revenues include orders from new and recurring customers, net of contractual allowances. Revenue from new customers will impact comparisons between the periods for fiscal year 2015 and the corresponding periods from fiscal year 2014, especially revenue from new customers.

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

Results of Operations

The following table summarizes the results of operations for the three months ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Amount	%	Amount	%
Net Sales	$20,216	100.0	$18,637	100.0
Cost of Sales	7,585	37.5	6,882	36.9
Gross Profit	12,631	62.5	11,755	63.1
Operating Expenses	8,647	42.8	8,255	44.3
Income from Operations	3,984	19.7	3,500	18.8
Other Expenses	(12)	(0.1)	(13)	(0.1)
Income before Income Taxes	3,972	19.6	3,487	18.7
Provision for Income Taxes	1,551	7.6	1,367	7.3
Net Income	$2,421	12.0	$2,120	11.4

Revenues

Net sales for the three months ended December 31, 2014, increased by $1,579,000, or 8.5%, to $20,216,000, compared with net sales of $18,637,000 for the three months ended December 31, 2013. The increase in net sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three months ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
New Customers *	$1,708	$1,670
Recurring Customer Base	18,473	16,728
Total Revenues, net of contractual allowances	20,181	18,398
Other Sales and Adjustments	35	239
Net Sales	$20,216	$18,637

* We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For the three months ended December 31, 2014, $927 of the net sales for new customers acquired was generated from leads received during the three months ended December 31, 2014. For the three months ended December 31, 2013, $882 of the net sales for new customers acquired was generated from leads received during the three months ended December 31, 2013. The remaining net sales from new customers acquired were generated from leads received during prior periods.

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

Our direct-response advertising expenditures for the three months ended December 31, 2014, were $4,004,000 compared with $2,918,000 for the three months ended December 31, 2013. We acquired 2,868 and 2,829 new customers during the three months ended December 31, 2014 and 2013, respectively. We expect to continue to acquire new customers over the next fifteen to eighteen months from our increased advertising expenditures. Similar to our past direct-response advertising efforts, when we increased our advertising spend and targeted customers with urologic supply needs, our costs to acquire new customers increased. We believe that the incremental costs associated with acquiring new customers through our increased advertising expenditures will be more than offset by the recurring revenues generated from the new customers acquired as a result of our advertising efforts.

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

The following table shows the timing of the new customers acquired based on the quarter the customer leads were initially received:

Customer Leads	Number of New Customers Acquired (1)
Received	FY2015-Q1	FY2014-Q4	FY2014-Q3	FY2014-Q2	FY2014-Q1
FY2015-Q1	1,715	−	−	−	−
FY2014-Q4	640	1,873	−	−	−
FY2014-Q3	110	625	1,837	−	−
FY2014-Q2	66	167	830	2,077	−
FY2014-Q1	48	73	137	626	1,688
Pre-FY2014	289	410	528	528	1,141
Total New Customers	2,868	3,148	3,332	3,231	2,829

(1)

The number of new customers acquired in a particular quarter is derived from leads received in the current quarter and from leads received in preceding quarters. During the first quarter of fiscal year 2015, we acquired 2,868 new customers, of which 1,715 new customers were from leads received in the same quarter and 1,153 new customers were from leads received in prior quarters.

Gross Profit

Gross profit for the three months ended December 31, 2014, increased by $876,000, or 7.5%, to $12,631,000, compared with gross profit of $11,755,000 for the three months ended December 31, 2013. The increase was attributed to our increased sales volume for the three months ended December 31, 2014, compared with the three months ended December 31, 2013.

As a percentage of sales, gross profit decreased by 0.6% to 62.5% for the three months ended December 31, 2014, compared with gross profit of 63.1% for the three months ended December 31, 2013. The decrease in gross profit as a percentage of sales was primarily attributed to the product mix of sales and additional freight for increased sales volume in the period ending December 31, 2014.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three months ended December 31, 2014 and 2013, (dollars in thousands):

	2014		2013
	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$3,762	18.6	$3,657	19.6
Advertising	2,615	12.9	2,326	12.5
Bad debts	943	4.7	824	4.4
Depreciation and amortization	119	0.6	171	0.9
General and administrative	1,208	6.0	1,277	6.9
Total Operating Expenses	$8,647	42.8	$8,255	44.3

Payroll, taxes and benefits increased by $105,000, or 2.9%, to $3,762,000 for the three months ended December 31, 2014, compared with the three months ended December 31, 2013. As of December 31, 2014, we had 327 active employees, compared with 317 at December 31, 2013. The increase in the number of employees was a result of sales volume. As a percentage of net sales, payroll decreased from 19.6% during the three months ended December 31, 2013, to 18.6% during the three months ended December 31, 2014.

Advertising expenses increased by $289,000, or 12.4%, to $2,615,000 for the three months ended December 31, 2014, compared with the three months ended December 31, 2013.

The majority of our advertising expenses is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expenses for the three months ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Advertising Expenses:
Amortization of direct-response costs	$2,598	$2,311
Other advertising expenses	17	15
Total Advertising Expenses	$2,615	$2,326

As a result of our increase in advertising expenditures, our advertising expense, as a percentage of sales, increased by 0.4% for the three months ended December 31, 2014, compared with the three months ended December 31, 2013. Similar to our past direct response advertising efforts, when we increased our advertising spend during the three months ended December 31, 2014, our costs to acquire new customers increased compared with the three months ended December 31, 2013.

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

Bad debt expense increased by $119,000, or 14.4%, to $943,000 for the three months ended December 31, 2014, compared with the three months ended December 31, 2013. The increase in bad debt expense was primarily attributed to the increase in net sales for the three months ending December 31, 2014.

Depreciation and amortization expenses decreased by $52,000, or 30.4%, to $119,000 for the three months ended December 31, 2014, compared with the three months ended December 31, 2013. The reduction was primarily due to leasehold improvements being fully depreciated as of September 30, 2014.

Purchases of property and equipment totaled $39,000 and $51,000 during the three months ended December 31, 2014 and 2013, respectively.

General and administrative expenses decreased by $69,000, or 5.4%, to $1,208,000 for the three months ended December 31, 2014, compared with the three months ended December 31, 2013. The decrease was primarily due to a reduction in equipment lease payments for telephone equipment during the three months ended December 31, 2014, and initial fees paid for NYSE registration during the three months ended December 31, 2013.

Income from Operations

Income from operations for the three months ended December 31, 2014, increased by $484,000, or 13.8%, to $3,984,000, compared with the three months ended December 31, 2013. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes as well as reductions in payroll costs as a percentage of net sales and decreased general and administration expenses.

Other Expenses

Other expenses for the three months ended December 31, 2014 and 2013, consisted of interest expense associated with the outstanding $1.5 million balance on our credit line facility. Interest expense decreased by $1,000 to $12,000 for the three months ended December 31, 2014, compared with $13,000 for the three months ended December 31, 2013.

Income Taxes

The following table provides a breakdown of our income tax expenses for the three months ended December 31, 2014 and 2013 (dollars in thousands):

	For the three months ended
	December 31,
	2014	2013
Current income tax expense:
Federal	$981	$1,262
State	180	224
Total current income tax expense	$1,161	$1,486
Deferred income tax expense (income):
Federal	$332	$(104)
State	58	(15)
Total deferred income tax expense (income)	$390	$(119)
Provision for Income Taxes	$1,551	$1,367

The provision for income taxes was $1,551,000 for the three months ended December 31, 2014. The effective tax rate was approximately 39% of the income before income taxes of $3,972,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,367,000 for the three months ended December 31, 2013. The effective tax rate was approximately 39.2% of the income before income taxes of $3,487,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Cash Flows:
Net cash provided by operating activities	$1,460	$1,307
Net cash used in investing activities	(13)	(47)
Net cash used in financing activities	(1,754)	(1,518)
Net decrease in cash	(307)	(258)
Cash at beginning of period	12,261	12,453
Cash at end of period	$11,954	$12,195

The Company had cash of $11,954,000 at December 31, 2014, compared with cash of $12,261,000 at September 30, 2014, a decrease of $307,000. The decrease in cash for the three months ended December 31, 2014, was due to $1,754,000 of cash used in financing activities and $13,000 of net cash used in investing activities, partially offset by $1,460,000 of cash provided by operating activities.

Operating Activities

Cash provided by operating activities was $1,460,000 for the three months ended December 31, 2014, which represents an increase of $153,000 compared with cash provided by operating activities of $1,307,000 for the three months ended December 31, 2013. The increase in operating cash flows for the three months ended December 31, 2014, was the result of a decrease in cash paid for income taxes of $990,000, increases in non-cash operating expenses of $608,000, and an increase in net income of $301,000, offset by an increase in advertising expenditures of $1,086,000 and a decrease in cash provided by other operating assets and liabilities of $660,000

Currently Region C and D of Medicare are conducting pre-payment audits for catheter claims submitted by all suppliers. Region C is also conducting pre-payment audits on up to fifty percent of the company’s claims for straight tip catheters. The result of these audits have not generated a significant number of denials and/or adjustments, and based on our historical experience we expect to receive payment for most of these claims from Medicare. As of December 31, 2014, we had approximately $648,000 in claims delayed due to pre-payment audits by all Medicare Regions.

In addition to the Medicare pre-payment audits for catheter claims, Medicare is experiencing a delay in Administrative Law Judge (“ALJ”) Hearings for Medicare appeals, which has increased the amount of Medicare claims we have pending for the ALJ appeals process. As of December 31, 2014, we had approximately $355,000 of Medicare claims delayed due to the Medicare ALJ appeals process.

Due to the increase in Medicare pre-payment audits during the three months ended December 31, 2014, the number of days of gross accounts receivable outstanding increased by 2.1 days to 63.3 days as of December 31, 2014, compared with 61.3 days as of September 30, 2014.

Investing Activities

During the three months ended December 31, 2014 and 2013, we purchased $13,000 and $51,000, respectively, of property and equipment to support our continued growth. The $13,000 of purchases during the three months ended December 31, 2014, was for computer equipment, and software. The $51,000 of purchases during the three months ended December 31, 2013, was for computer equipment, website enhancements, and other software.

Financing Activities

During the three months ended December 31, 2014, cash used in financing activities was $1,754,000, which included cash dividends paid of $1,728,000 and payments of $26,000 for capital lease obligations.

During the three months ended December 31, 2013, cash used in financing activities was $1,518,000, which included cash dividends paid of $1,569,000 and payments of $21,000 for capital lease obligations, partially offset by $72,000 of proceeds received from the exercise of employee options.

As of December 31, 2014, we had $12.0 million of cash and $5.7 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from operations, will be sufficient to meet our cash requirements during the next twelve months.

At December 31, 2014, our current assets of $26,387,000 exceeded our current liabilities of $10,941,000 by $15,446,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended September 30, 2014, for a discussion of significant accounting policies, recent accounting pronouncements, and their effect, if any, on the Company.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2014, we had an outstanding balance of $1.5 million under a credit line facility that matures March 2016, which accrues interest at a variable rate of LIBOR plus 2.50 percent per annum. As of December 31, 2014, the short term LIBOR rate used as the base for calculating the interest rate for our credit line facility was approximately 0.17 percent. As such, changes in the LIBOR rates would impact our interest expense. Based upon the balance outstanding under our credit facility as of December 31, 2014, for every 100 basis point increase in the short term LIBOR rates, we would incur approximately $15,000 of additional annual interest expense.

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of December 31, 2014. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore

President

February 9, 2015

Mark A. Libratore

/s/ Robert J. Davis

Chief Financial Officer

February 9, 2015

Robert J. Davis