Form 10-Q
period 2015-03-31
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2015-05-11
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Yes  X   No

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

Yes       No  X

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2015
Common Stock, $.001	53,429,958

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2015 (unaudited) and September 30, 2014

(In thousands, except dollar per share amounts)

	March 31,	September 30,
	2015	2014
Assets
Current Assets:
Cash	$9,747	$12,261
Accounts receivable, net of allowances of $4,913 and $4,569, respectively	10,690	8,866
Inventory, net of allowance for obsolete inventory of $199 and $181, respectively	2,434	1,954
Deferred tax assets	2,022	2,005
Prepaid and other current assets	949	449
Total Current Assets	25,842	25,535
Property and equipment, net of accumulated depreciation of $4,215 and $4,016, respectively	1,147	1,260
Deferred advertising, net	29,823	26,936
Intangible assets, net of accumulated amortization of $339 and $281, respectively	362	420
Other assets	159	178
Total Assets	$57,333	$54,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,677	$6,085
Accrued liabilities	1,964	1,758
Dividends payable	1,736	1,728
Other current liabilities	325	339
Total Current Liabilities	10,702	9,910
Deferred tax liabilities	10,966	10,031
Credit line facility	1,500	1,500
Other long-term liabilities	453	453
Total Liabilities	23,621	21,894

Commitments and contingencies (see Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value, 200,000 shares authorized, 53,784 and 53,520 shares issued, respectively; 53,430 and 53,166 shares outstanding at March 31, 2015, and September 30, 2014, respectively	54	54
Additional paid-in capital	37,009	36,385
Accumulated deficit	(2,871)	(3,524)
Treasury stock, at cost; 354 shares at March 31, 2015, and September 30, 2014	(480)	(480)
Total Stockholders’ Equity	33,712	32,435
Total Liabilities and Stockholders’ Equity	$57,333	$54,329

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2015 and 2014

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net Sales	$19,674	$17,619	$39,890	$36,256

Cost of Sales	7,466	6,611	15,051	13,493

Gross Profit	12,208	11,008	24,839	22,763

Operating Expenses:
Payroll, taxes and benefits	3,858	3,681	7,620	7,338
Advertising	2,775	2,371	5,390	4,697
Bad debts	1,082	818	2,025	1,642
Depreciation and amortization	138	168	257	339
General and administrative	1,620	1,373	2,828	2,650
Total Operating Expenses	9,473	8,411	18,120	16,666

Income from Operations	2,735	2,597	6,719	6,097

Other Expenses	(17)	(13)	(29)	(26)

Income before Income Taxes	2,718	2,584	6,690	6,071

Provision for Income Taxes	1,023	971	2,574	2,338

Net Income	$1,695	$1,613	$4,116	$3,733

Basic earnings per share:
Weighted average shares outstanding	53,252	52,578	53,209	52,467
Earnings per share	$0.03	$0.03	$0.08	$0.07

Diluted earnings per share:
Weighted average shares outstanding	53,714	53,602	53,645	53,450
Earnings per share	$0.03	$0.03	$0.08	$0.07

Dividends declared per common share	$0.03	$0.03	$0.07	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended March 31, 2015

(Unaudited)

(In thousands except per share amounts)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2014	53,166	$54	$36,385	$(3,524)	$(480)	$32,435

Stock based compensation expense	—	—	16	—	—	16
Common stock issued for exercise of stock options and warrants	264	—	590	—	—	590
Income tax benefit related to exercise of stock options	—	—	18	—	—	18
Net income	—	—	—	4,116	—	4,116
Cash dividends declared, $0.065 per share	—	—	—	(3,463)	—	(3,463)
Balance at March 31, 2015	53,430	$54	$37,009	$(2,871)	$(480)	$33,712

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2015 and 2014

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2015	2014
Cash flow from operating activities:
Net Income	$4,116	$3,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,602	5,003
Stock based compensation	16	164
Provision for doubtful accounts and contractual adjustments	1,923	1,804
Deferred income taxes	918	713
Reserve for inventory obsolescence	18	19
Changes in operating assets and liabilities:
Accounts receivable	(3,748)	(3,114)
Deferred advertising	(8,231)	(7,030)
Inventory	(497)	(142)
Other assets	(211)	(284)
Income taxes prepaid and payable	(255)	(1,958)
Accounts payable	592	824
Accrued liabilities	206	109
Other liabilities	10	(15)
Net Cash Flow Provided by (Used in) Operating Activities	459	(174)

Cash flow from investing activities:
Purchase of property and equipment	(60)	(75)
Proceeds from sale of property and equipment	—	4
Acquisition of business	—	(134)
Net Cash Flow Used in Investing Activities	(60)	(205)

Cash flow from financing activities:
Proceeds from exercise of stock options and warrants	590	531
Cash dividends paid	(3,456)	(3,141)
Costs associated with credit line facility	—	(21)
Income tax benefit related to exercise of stock options	18	171
Payments of capital lease obligations	(65)	(41)
Net Cash Flow Used in Financing Activities	(2,913)	(2,501)

Net decrease in cash	(2,514)	(2,880)

Cash at beginning of period	12,261	12,453
Cash at end of period	$9,747	$9,573

Supplemental disclosure of cash flow information:
Cash paid for interest	$29	$27
Cash paid for income taxes	$1,893	$3,411

Supplemental schedule of non-cash financing activities:
Cash expenditures funded by capital lease borrowings	$26	$—
Cash dividends declared, but not yet paid	$1,736	$1,584

See accompanying notes to unaudited condensed consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Condensed Consolidated Financial Statements

March 31, 2015

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, that was filed with the SEC on December 15, 2014. The results of operations for the six months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., Practica Medical Manufacturing, Inc., and Tri-County Medical & Ostomy Supplies, Inc., its wholly-owned subsidiaries.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. There were no material changes to our significant accounting policies during the interim period ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update.  The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The adoption of this guidance is not expected to have a material impact on our financial position, overall results of operations or cash flows.

Note 3 — Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including inventory and accounts receivable. On May 7, 2015 the PNC Credit Line Facility was extended to September 30, 2016. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Facility includes the following provisions.

•

The interest rate on the outstanding balance is LIBOR plus 2.50%.

•

The EBITDA (earnings before interest, taxes, depreciation and amortization) is defined as EBITDA minus the actual cash outlay for deferred advertising as stated on the Consolidated Statement of Cash Flows.

•

The value of an acquisition requiring PNC's prior written consent is $1,500,000.

The PNC Credit Line Facility requires the Company to comply with certain covenants, including financial covenants which are defined in the credit agreement.  On May 7, 2015, the financial covenants were modified to reset the testing period for the Fixed Coverage Charge ratio to the period ended June 30, 2015 (as defined below). The Company was in compliance with all the amended financial covenants including the following:

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1; and

•

The Company will maintain, on a rolling four quarters basis, a Fixed Coverage Charge ratio of at least (i) 1.00 to 1.00 commencing with the fiscal quarter ending June 30, 2015.

•

The Company will maintain at all times a minimum Liquidity of at least $7,500,000 to be tested at the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2015.

As of March 31, 2015, availability under the PNC Credit Line Facility was $6,164,000 with an outstanding balance of $1,500,000.  The interest rate for the outstanding balance as of March 31, 2015, was 2.68%. For the six months ended March 31, 2015 and 2014, the Company incurred $20,000 and $22,000, respectively, in interest expense related to the outstanding balances pursuant to the PNC Credit Line Facility.

Note 4 — Stockholders' Equity

Warrants

A summary of warrants issued, exercised, and expired during the six months ended March 31, 2015, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2014	204,166	$2.50
Issued	—	—
Exercised	(183,749)	(2.50)
Expired	(20,417)	(2.50)
Balance at March 31, 2015	—	$—

Employee and Director Stock Options

The Company granted 0 and 150,000 options during the six months ended March 31, 2015 and 2014, respectively.  The weighted-average grant date fair value of options granted during the six months ended March 31, 2014, was $0.50 per share.  There were 80,000 options exercised during the six months ended March 31, 2015, and 475,084 exercised during the six months ended March 31, 2014. The total intrinsic value of options exercised during the six months ended March 31, 2015 and 2014, was approximately $161,000 and $1,385,000, respectfully.

The fair values of stock-based awards granted during the six months ended March 31, 2014, were calculated with the following weighted-average assumptions:

2014
Risk-free interest rate:	0.68%
Expected term:	2.99 years
Expected dividend yield:	5.60%
Expected volatility:	48.34%

For the six months ended March 31, 2015 and 2014, the Company recorded $16,000 and $52,000, respectively, of stock-based compensation expense, which has been classified as operating expenses, sub-classification of payroll, taxes and benefits, for the employees and general and administrative for the directors. As of March 31, 2015, there was $16,000 in total unrecognized compensation expense related to non-vested employee stock options granted under the 2007 Stock Plan, which is expected to be recognized over 0.5 years.

Stock option activity for the six months ended March 31, 2015, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value
Options outstanding at October 1, 2014	752,916	$1.39	2.25	$1,326,974
Granted	—	—
Exercised	(80,000)	1.64
Expired or forfeited	—	—

Options outstanding at March 31, 2015	672,916	$1.36	1.94	$1,441,494

Options exercisable at March 31, 2015	612,916	$1.28	1.78	$1,360,494
Options vested or expected to vest at March 31, 2015	672,916	$1.36	1.94	$1,441,494

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	For the three months		For the six months
	ended March 31,		ended March 31,
	2015	2014	2015	2014
Numerator:
Net income — basic	$1,695	$1,613	$4,116	$3,733

Denominator:
Weighted average shares outstanding — basic	53,252	52,578	53,209	52,467
Effect of dilutive securities:
Stock options and warrants	462	1,024	436	983
Weighted average shares outstanding — diluted	53,714	53,602	53,645	53,450

Earnings per share — basic	$0.03	$0.03	$0.08	$0.07
Earnings per share — diluted	$0.03	$0.03	$0.08	$0.07

Note 6 — Income Taxes

The provision for income taxes was $2,574,000 for the six months ended March 31, 2015. The effective tax rate was approximately 38% of the income before income taxes of $6,690,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $2,338,000 for the six months ended March 31, 2014. The effective tax rate was approximately 39% of the income before income taxes of $6,071,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Note 7 — Commitments and Contingencies

Litigation

The Company has received subpoenas from the United States Department of Justice and has been named, among others, in a civil qui tam complaint alleging, inter alia, violations of the federal False Claims Act, 31 U.S.C. §3729. United States ex rel. Herman, et al. v. Coloplast A/S, et al., Docket No. 11-cv-12131-RWZ (D. Mass). To date, the Lawsuit has not been served on the Defendants. On February 4, 2015, the Plaintiffs and the United States, with the affirmative support of the State of California and all Defendants, filed a Joint Motion for an Extension of Time seeking to extend the time to serve the complaint in the Lawsuit until May 19, 2015. At the present time, the Company is fully cooperating with the government’s investigation, and the Company’s Board of Directors has conducted its own internal investigation.  The ultimate outcome of this matter cannot presently be determined and therefore the Company is unable to estimate a range of loss, if any, at this time. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying consolidated financial statements.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company included in our Annual Report on Form 10-K for the year ended September 30, 2014, and management’s discussion and analysis contained therein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The following table shows our revenue streams, including new and recurring orders, for the three and six months ended March 31, 2015 and 2014, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer leads received during:	For the three months ended March 31,		For the six months ended March 31,

	2015	2014	2015	2014
Pre-FY 2010	$4,817	$5,182	$9,951	$10,772
FY 2010	2,403	2,507	4,943	5,227
FY 2011	2,631	2,623	5,381	5,682
FY 2012	2,661	2,755	5,496	5,896
FY 2013	2,175	2,529	4,525	5,535
FY 2014	2,945	1,832	6,590	2,714
FY 2015	1,811	n/a	2,738	n/a
Total Revenues *	$19,443	$17,428	$39,624	$35,826
Other Sales and Adjustments	231	191	266	430
Net Sales	$19,674	$17,619	$39,890	$36,256

* Revenues include orders from new and recurring customers, net of contractual allowances. Revenue from new customers will impact comparisons between the periods for fiscal year 2015 and the corresponding periods from fiscal year 2014, especially revenue from new customers acquired during the latter portion of the fiscal years.

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

Results of Operations

The following table summarizes the results of operations for the three and six months ended March 31, 2015 and 2014, including percentage of net sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net Sales	$19,674	100.0	$17,619	100.0	$39,890	100.0	$36,256	100.0
Cost of Sales	7,466	37.9	6,611	37.5	15,051	37.7	13,493	37.2
Gross Profit	12,208	62.1	11,008	62.5	24,839	62.3	22,763	62.8
Operating Expenses	9,473	48.2	8,411	47.7	18,120	45.5	16,666	46.0
Income from Operations	2,735	13.9	2,597	14.8	6,719	16.8	6,097	16.8
Other Expenses	(17)	(0.1)	(13)	(0.1)	(29)	(0.0)	(26)	(0.1)
Income before Income Taxes	2,718	13.8	2,584	14.7	6,690	16.8	6,071	16.7
Provision for Income Taxes	1,023	5.2	971	5.5	2,574	6.5	2,338	6.4
Net Income	$1,695	8.6	$1,613	9.2	$4,116	10.3	$3,733	10.3

Revenues

Net sales for the three months ended March 31, 2015, increased by $2,055,000, or 11.7%, to $19,674,000, compared with net sales of $17,619,000 for the three months ended March 31, 2014. Net sales for the six months ended March 31, 2015, increased by $3,634,000, or 10.0%, to $39,890,000, compared with net sales of $36,256,000 for the six months ended March 31, 2014. The increase in net sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base. As of January 1, 2015 we received an increase in reimbursement for Medicare claims of 1.5% which contributed approximately $215,000 in revenue growth.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three and six months ended March 31, 2015 and 2014 (dollars in thousands):

Revenues generated by:	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014

New Customers (1)	$2,480	$2,379	$4,188	$4,049
Recurring Customer Base	16,963	15,049	35,436	31,777
Total Revenues, net of contractual adjustments	$19,443	$17,428	$39,624	$35,826
Other Sales and Adjustments	231	191	266	430
Net Sales	$19,674	$17,619	$39,890	$36,256

(1) We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For the three months ended March 31, 2015, $1,811 of the net sales for new customers acquired was generated from leads received during the three months ended March 31, 2015. For the three months ended March 31, 2014, $1,832 of the net sales for new customers acquired was generated from leads received during the three months ended March 31, 2014. The remaining net sales from new customers acquired were generated from leads received during prior periods.

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

Our direct-response advertising expenditures for the three months ended March 31, 2015, were $4,227,000 compared with $4,112,000 for the three months ended March 31, 2014. We acquired 2,890 and 3,231 new customers during the three months ended March 31, 2015 and 2014, respectively.

Our direct-response advertising expenditures for the six months ended March 31, 2015, were $8,231,000 compared with $7,030,000 for the three months ended March 31, 2014. We acquired 5,758 and 6,060 new customers during the six months ended March 31, 2015 and 2014, respectively.

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

The majority of new customers acquired place their initial order with us within three to six months following our advertising expenditures. However, we generate new customers directly from our advertising spend beyond six months, primarily due to delays in reconnecting with the prospective customers after the initial contact and obtaining the proper documentation from the customers and/or their physicians.

The following table shows the timing of the new customers acquired based on the quarter the customer leads were initially received:

Customer Leads Received	Number of New Customers Acquired ¹
	FY2015-Q2	FY2015-Q1	FY2014-Q4	FY2014-Q3	FY2014-Q2	FY2014-Q1
FY2015-Q2	1,952
FY2015-Q1	460	1,715
FY2014-Q4	85	640	1,873
FY2014-Q3	40	110	625	1,837
FY2014-Q2	42	66	167	830	2,077
FY2014-Q1	40	48	73	137	626	1,688
Pre-FY2014	271	289	410	528	528	1,141
Total New Customers	2,890	2,868	3,148	3,332	3,231	2,829

(1) The number of new customers acquired in a particular quarter is derived from leads received in the current quarter and from leads received in preceding quarters. During the second quarter of fiscal year 2015, we acquired 2,890 new customers, of which 1,952 new customers were from leads received in the same quarter and 938 new customers were from leads received in prior quarters.

Gross Profit

Gross profit for the three months ended March 31, 2015, increased by $1,200,000, or 10.9%, to $12,208,000, compared with gross profit of $11,008,000 for the three months ended March 31, 2014. For the six months ended March 31, 2015, gross profit increased by $2,076,000, or 9.1%, to $24,840,000, compared with gross profit of $22,763,000. The increase was attributed to our increased sales volume for the three and six months ended March 31, 2015, compared with the three and six months ended March 31, 2014.

As a percentage of sales, gross profit decreased by 0.4% and 0.5%, respectively, for the three and six months ended March 31, 2015, compared with the three and six months ended March 31, 2014.  The decrease in gross profit as a percentage of sales was primarily attributable to an increase in our product mix towards ostomy supplies, which have a lower profit contribution, and the expiration of one of our vendor rebate programs.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three and six months ended March 31, 2015 and 2014, including percentage of net sales (dollars in thousands):

	For the three months ended March 31,				For the six months ended March 31,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, and benefits	$3,858	19.6	$3,681	20.9	$7,620	19.1	$7,338	20.2
Advertising	2,775	14.1	2,371	13.5	5,390	13.5	4,697	13.0
Bad debts	1,082	5.5	818	4.6	2,025	5.1	1,642	4.5
Depreciation and amortization	138	0.8	168	1.0	257	0.7	339	0.9
General and administrative	1,620	8.2	1,373	7.8	2,828	7.1	2,650	7.3
Total Operating Expenses	$9,473	48.2	$8,411	47.7	$18,120	45.5	$16,666	46.0

Payroll, taxes and benefits

Increased by $177,000, or 4.8%, to $3,858,000 for the three months ended March 31, 2015, compared with the three months ended March 31, 2014. Payroll, taxes and benefits increased by $282,000, or 3.8%, to $7,620,000 for the six months ended March 31, 2015, compared with the six months ended March 31, 2014. The increase for the three and six months ended March 31, 2015, was due to fluctuations in number of employees to support our increased sales volume.   As of March 31, 2015, we had 338 active employees, compared with 320 at March 31, 2014.  As a percentage of sales, payroll decreased 1.3% and 1.1% for the three and six months ended March 31, 2015 respectively.

Advertising expenses

Increased by $404,000, or 17%, to $2,775,000 for the three months ended March 31, 2015, compared with the three months ended March 31, 2014.  For the six months ended March 31, 2015, advertising expenses increased by $693,000, or 14.8%, to $5,390,000, compared with the six months ended March 31, 2014.

The majority of our advertising expense is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expense is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expense for the three and six months ended March 31, 2015 and 2014 (dollars in thousands):

	For the three months Ended March 31,		For the six months Ended March 31,
	2015	2014	2015	2014
Advertising Expense:
Amortization of direct-response costs	$2,747	$2,353	$5,345	$4,664
Other advertising expenses	28	18	45	33
Total Advertising Expense	$2,775	$2,371	$5,390	$4,697

As a result of our increase in advertising expenditures, our advertising expense, as a percentage of sales, increased by 0.6% and 0.5% for the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014. Similar to our past direct response advertising efforts, when we increased our advertising spend during the three and six months ended March 31, 2015, our costs to acquire new customers increased compared with the three and six months ended March 31, 2014.

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

Bad debt expenses

Increased by $264,000, or 32.2%, to $1,082,000 for the three months ended March 31, 2015, compared with the three months ended March 31, 2014. For the six months ended March 31, 2015, bad debt expenses increased by $383,000, or 23.3%, compared with the six months ended March 31, 2014.  The increase in bad debt expense was due to the increase in sales and an increase in the reserve requirements for bad debts.

Depreciation and amortization expenses

Decreased by $30,000, or 17.9%, to $138,000 for the three months ended March 31, 2015, compared with the three months ended March 31, 2014. For the six months ended March 31, 2015, depreciation and amortization expense decreased by $82,000, or 24.1%, to $257,000 compared with the six months ended March 31, 2014. The reduction was primarily due to leasehold improvements being fully depreciated as of September 30, 2014.

Purchases of property and equipment totaled $86,000 and $75,000 during the six months ended March 31, 2015 and 2014, respectively.

General and administrative expenses

Increased by $247,000, or 18%, to $1,620,000 for the three months ended March 31, 2015, compared with the three months ended March 31, 2014. For the six months ended March 31, 2015, general and administrative expenses increased by $178,000, or 6.7%, compared with the six months ended March 31, 2014. The increases are primarily attributed to increases of $392,000 and $393,000, respectively, for professional fees, partially offset by reductions of $145,000 and $215,000, respectively, for other administrative expenses during the three and six months ended March 31, 2015.

Income from Operations

Income from operations for the three months ended March 31, 2015, increased by $138,000, or 5.3%, to $2,735,000, compared with the three months ended March 31, 2014. For the six months ended March 31, 2015, income from operations increased by $622,000, or 10.2%, to $6,719,000, compared with the six months ended March 31, 2014. The increase in operating income is primarily attributed to increased gross profits driven by our increased sales volumes as well as a reduction as a percentage of sales in payroll, partially offset by an increase in general and administrative expenses.

Other Expenses

Other expenses for the three and six months ended March 31, 2015 and 2014, consisted of interest expense associated with the outstanding $1.5 million balance on our credit line facility. Interest expense increased by $4,000 to $17,000 for the three months ended March 31, 2015, compared with $13,000 for the three months ended March 31, 2014. Interest expense increased by $3,000 to $29,000 for the six months ended March 31, 2015, compared with $26,000 for the six months ended March 31, 2014.

Income Taxes

The following table provides a breakdown of our income tax expenses for the three and six months ended March 31, 2015 and 2014 (dollars in thousands):

	For the three months		For the six months
	ended March 31,		ended March 31,
	2015	2014	2015	2014
Current income tax expense:
Federal	$407	$111	$1,388,	$1,373
State	88	27	268	251
Total current income tax expenses	495	138	1,656	1,624

Deferred income tax expense:
Federal	451	712	783	608
State	77	121	135	106
Total deferred income tax expense	528	833	918	714

Provision for income taxes	$1,023	$971	$2,574	$2,338

The provision for income taxes was $2,574,000 for the six months ended March 31, 2015.  The effective tax rate was approximately 38% of the income before income taxes of $6,690,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $2,338,000 for the six months ended March 31, 2014. The effective tax rate was approximately 39% of the income before income taxes of $6,071,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Six Months Ended
	March 31,
	2015	2014
Cash Flows:
Net cash provided by (used in) operating activities	$459	$(174)
Net cash used in investing activities	(60)	(205)
Net cash used in financing activities	(2,913)	(2,501)
Net decrease in cash	(2,514)	(2,880)
Cash at beginning of period	12,261	12,453
Cash at end of period	$9,747	$9,573

The Company had cash of $9,747,000 at March 31, 2015, compared with cash of $12,261,000 at September 30, 2014, a decrease of $2,514,000. The decrease in cash for the six months ended March 31, 2015, was primarily due to $2,913,000 of cash used in financing activities and $60,000 of cash used in investing activities, partially offset by $459,000 of cash provided by operating activities.

Operating Activities

Cash provided in operating activities was $459,000 for the six months ended March 31, 2015, which represents an increase of $633,000 compared with cash used in operating activities of $174,000 for the six months ended March 31, 2014. The increase in operating cash flows for the six months ended March 31, 2015, was the result of a decrease in cash paid for income taxes of $1,518,000, increases in non-cash expenses of $774,000, and an increase in net income of $383,000, partially offset by an increase in deferred advertising expenditures of $1,201,000, a decrease of cash provided by accounts receivables of $634,000, and a decrease in cash provided by other operating assets and liabilities of $207,000.

Currently Region C and D of Medicare are conducting pre-payment audits for catheter claims submitted by all suppliers. Region C is also conducting pre-payment audits on up to fifty percent of the company’s claims for straight tip catheters. The pre-payment review audits have caused a delay in the collection of accounts receivables due to the time required to collect medical documentation and to respond to each audited claim and, in some cases, appeals for adverse decisions. The result of these audits have not generated a significant number of denials and/or adjustments, and based on our historical experience we expect to receive payment for most of these claims from Medicare. As of March 31, 2015, we had approximately $354,000 in claims delayed due to pre-payment audits by all Medicare Regions.

In addition to the Medicare pre-payment audits for catheter claims, Medicare is experiencing a delay in Administrative Law Judge ("ALJ") Hearings for Medicare appeals, which has increased the amount of Medicare claims we have pending for the ALJ appeals process. As of March 31, 2015, we had approximately $358,000 of Medicare claims delayed due to the delay in the Medicare ALJ appeals process.

Due to the increase in Medicare pre-payment audits and the delay in the Medicare ALJ appeals process, the number of days of gross accounts receivable outstanding increased by 10.1 days to 71.4 days as of March 31, 2015, compared with 61.3 days outstanding as of September 30, 2014.

Investing Activities

During the six months ended March 31, 2015 and 2014, we purchased $60,000 and $75,000, respectively, of property and equipment for cash. The purchases during the six months ended March 31, 2015 and 2014, were for computer equipment, website enhancements, and other software to support our continued growth.

During the six months ended March 31, 2014, we acquired certain assets of a urology division, including the urology customer records, websites, and inventory, of a durable medical equipment business for a cash purchase price of $170,000, of which $134,000 was paid during the six months ended March 31, 2014. The acquisition was immaterial to the Company's consolidated financial position and results of operations.

Financing Activities

During the six months ended March 31, 2015, cash used in financing activities was $2,913,000, which included cash dividends paid of $3,456,000, payments of $65,000 for capital lease obligations, partially offset by $590,000 of proceeds received from the exercise of stock options and warrants, and $18,000 of income tax benefits related to the exercise of certain non-qualified stock options.

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

As of March 31, 2015, we had $9.7 million in cash and $6.2 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from operations, will be sufficient to meet our cash requirements during the next twelve months.

At March 31, 2015, our current assets of $25,842,000 exceeded our current liabilities of $10,702,000 by $15,140,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2015, we had an outstanding balance of $1.5 million under a credit line facility that matures September 30, 2016, which accrues interest at a variable rate of LIBOR plus 2.50 percent per annum. As of March 31, 2015, the short term LIBOR rate used as the base for calculating the interest rate for our credit line facility was approximately 0.18 percent. As such, changes in the LIBOR rates would impact our interest expense. Based upon the balance outstanding under our credit facility as of March 31, 2015, for every 100 basis point increase in the short term LIBOR rates, we would incur approximately $15,000 of additional annual interest expense.

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of March 31, 2015. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2015, the Company issued 263,749 shares of common stock upon the exercise of outstanding options and warrants for gross proceeds of $590,373. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer
32.2	Section 906 Certificate of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	May 11, 2015
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	May 11, 2015
Robert J. Davis