Form 10-Q
period 2015-06-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2015-08-10
CIK 17485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

or

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-05663

LIBERATOR MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0267292 (I.R.S. Employer Identification No.)

2979 SE Gran Park Way, Stuart, Florida 34997

Address of principal executive offices) (Zip Code)

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

Large accelerated filer ..	Accelerated filer X .	Non-accelerated filer .	Smaller reporting company .
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .   No   X .

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2015
Common Stock, $.001	53,454,958

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2015 (unaudited) and September 30, 2014

(In thousands, except dollar per share amounts)

	June 30,	September 30,
	2015	2014
Assets
Current Assets:
Cash	$9,095	$12,261
Accounts receivable, net of allowances of $5,279 and $4,569, respectively	10,081	8,866
Inventory, net of allowance for obsolete inventory of $213 and $181, respectively	3,282	1,954
Deferred tax assets	2,199	2,005
Prepaid and other current assets	591	449
Total Current Assets	25,248	25,535
Property and equipment, net of accumulated depreciation of $4,323 and $4,016, respectively	1,070	1,260
Deferred advertising, net	30,476	26,936
Intangible assets, net of accumulated amortization of $368 and $281, respectively	333	420
Other assets	159	178
Total Assets	$57,286	$54,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,467	$6,085
Accrued liabilities	2,624	1,758
Dividends payable	1,737	1,728
Credit line facility	1,500	—
Other current liabilities	534	339
Total Current Liabilities	11,862	9,910
Deferred tax liabilities	11,295	10,031
Credit line facility	—	1,500
Other long-term liabilities	449	453
Total Liabilities	23,606	21,894

Stockholders’ Equity:
Common stock, $0.001 par value, 200,000 shares authorized, 53,809 and 53,520 shares issued, respectively; 53,455 and 53,166 shares outstanding at June 30, 2015, and September 30, 2014, respectively	54	54
Additional paid-in capital	37,047	36,385
Accumulated deficit	(2,941)	(3,524)
Treasury stock, at cost; 354 shares at June 30, 2015, and September 30, 2014	(480)	(480)
Total Stockholders’ Equity	33,680	32,435
Total Liabilities and Stockholders’ Equity	$57,286	$54,329

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2015 and 2014

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2015	2014	2015	2014

Net Sales	$20,376	$18,578	$60,266	$54,834

Cost of Sales	7,916	6,827	22,967	20,320

Gross Profit	12,460	11,751	37,299	34,514

Operating Expenses:
Payroll, taxes and benefits	3,872	3,650	11,492	10,988
Advertising	2,860	2,553	8,250	7,250
Bad debts	1,126	845	3,151	2,487
Depreciation and amortization	137	166	394	505
General and administrative	1,508	1,421	4,336	4,071
Litigation Settlement (See Note 7)	600	-	600	-
Total Operating Expenses	10,103	8,635	28,223	25,301
Income from Operations	2,357	3,116	9,076	9,213

Other Expenses	(17)	(12)	(46)	(38)

Income before Income Taxes	2,340	3,104	9,030	9,175

Provision for Income Taxes	671	1,121	3,245	3,459

Net Income	$1,669	$1,983	$5,785	$5,716

Basic earnings per share:
Weighted average shares outstanding	53,430	52,823	53,284	52,585
Earnings per share	$0.03	$0.04	$0.11	$0.11

Diluted earnings per share:
Weighted average shares outstanding	53,780	53,619	53,689	53,513
Earnings per share	$0.03	$0.04	$0.11	$0.11

Dividends declared per common share	$0.03	$0.03	$0.10	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended June 30, 2015

(Unaudited)

(In thousands, except per share amounts)

			Additional			Total
	Common Stock		Paid in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at October 1, 2014	53,166	$54	$36,385	$(3,524)	$(480)	$32,435

Stock based compensation expense	—	—	24	—	—	24
Common stock issued for exercise of stock options and warrants	289	—	620	—	—	620
Income tax benefit related to exercise of stock options	—	—	18	—	—	18
Net income	—	—	—	5,785	—	5,785
Cash dividends declared, $0.0975 per share	—	—	—	(5,202)	—	(5,202)
Balance at June 30, 2015	53,455	$54	$37,047	$(2,941)	$(480)	$33,680

See accompanying notes to unaudited condensed consolidated financial statements.

Liberator Medical Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2015 and 2014

(Unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2015	2014
Cash flow from operating activities:
Net Income	$5,785	$5,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,567	7,702
Stock based compensation	24	184
Provision for doubtful accounts and contractual adjustments	3,033	2,685
Deferred income taxes	1,070	843
Reserve for inventory obsolescence	32	31
Changes in operating assets and liabilities:
Accounts receivable	(4,249)	(3,848)
Deferred advertising	(11,713)	(10,213)
Inventory	(1,360)	107
Other assets	(130)	(692)
Income taxes prepaid and payable	261	(968)
Accounts payable	(617)	165
Accrued liabilities	865	376
Other liabilities	15	(22)
Net Cash Flow Provided by Operating Activities	1,583	2,066

Cash flow from investing activities:
Purchase of property and equipment	(90)	(153)
Proceeds from sale of property and equipment	—	4
Acquisition of business	—	(161)
Net Cash Flow Used in Investing Activities	(90)	(310)

Cash flow from financing activities:
Proceeds from exercise of stock options and warrants	620	694
Cash dividends paid	(5,192)	(4,725)
Costs associated with credit line facility	—	(21)
Income tax benefit related to exercise of stock options	18	171
Payments of capital lease obligations	(105)	(64)
Net Cash Flow Used in Financing Activities	(4,659)	(3,945)

Net decrease in cash	(3,166)	(2,189)

Cash at beginning of period	12,261	12,453
Cash at end of period	$9,095	$10,264

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$39
Cash paid for income taxes	$1,897	$3,412

Supplemental schedule of non-cash financing activities:
Capital expenditures funded by capital lease borrowings	$26	$123
Cash dividends declared, but not yet paid	$1,737	$1,589

See accompanying notes to unaudited condensed consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Condensed Consolidated Financial Statements June 30, 2015

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Liberator Medical Holdings, Inc. (the “Company”) and the notes thereto have been prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of the Company, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, that was filed with the SEC on December 15, 2014. The results of operations for the nine months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company, Liberator Medical Supply, Inc., Liberator Health and Education, Inc., Liberator Health and Wellness, Inc., Practica Medical Manufacturing, Inc., and Tri-County Medical & Ostomy Supplies, Inc., its wholly-owned subsidiaries.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. With the exception of the following significant accounting policy, there were no material changes to our significant accounting policies during the interim period ended June 30, 2015.

Legal and Other Contingencies

In the normal course of business, the Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation. The Company accrues an estimated loss for any claim, litigation, investigation or proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability that a loss has been incurred and whether the loss can be reasonably estimated. Actual expenses could differ from these estimates. The Company expenses its legal costs associated with these legal proceedings, demands, claims, and threatened litigation, as incurred.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In July 2015, the FASB decided to delay the effective date of ASU No. 2014-09, Revenue from Contracts with Customers. With the one-year deferral, the guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, early adoption is now permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

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

In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The amendments in this update simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new guidance is effective for fiscal and interim periods beginning on or after December 15, 2016. Early adoption is permitted. The new guidance must be applied prospectively after the date of adoption. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

Note 3 — Credit Line Facility

On February 11, 2011, the Company entered into a Committed Line of Credit agreement (the “PNC Credit Line Facility”) with PNC Bank, National Association ("PNC"). Pursuant to the PNC Credit Line Facility, PNC will provide a maximum of $8,500,000 of revolving credit secured by the Company’s personal property, including inventory and accounts receivable. On May 7, 2015, the PNC Credit Line Facility was extended to September 30, 2016. Advances under the PNC Credit Line Facility are subject to a Borrowing Base Rider, which establishes a maximum percentage amount of the Company’s accounts receivable and inventory that can constitute the permitted borrowing base. The PNC Credit Facility includes the following provisions.

•

The interest rate on the outstanding balance is LIBOR plus 2.50%.

•

The EBITDA (earnings before interest, taxes, depreciation and amortization) is defined as EBITDA minus the actual cash outlay for deferred advertising as stated on the Consolidated Statement of Cash Flows.

•

The value of an acquisition requiring PNC's prior written consent is $1,500,000.

The PNC Credit Line Facility requires the Company to comply with certain covenants, including financial covenants which are defined in the credit agreement.  On May 7, 2015, the financial covenants were amended to include the following:

•

The Company will maintain as of the end of each fiscal quarter, on a rolling four quarter basis, a ratio of Senior Funded Debt to EBITDA of less than 2.0 to 1.0; and

•

The Company will maintain, on a rolling four quarters basis, a Fixed Coverage Charge ratio of at least 1.00 to 1.00, commencing with the fiscal quarter ended June 30, 2015.

•

The Company will maintain at all times a minimum Liquidity of at least $7,500,000 to be tested at the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2015.

As of June 30, 2015, the Company was in default of the Fixed Coverage Charge ratio covenant. In August 2015, PNC granted a waiver of the Fixed Coverage Charge ratio for the quarter ended June 30, 2015. Beginning with the fiscal quarter ending September 30, 2015, the Company must maintain a Fixed Coverage Charge ratio of at least 1.00 to 1.00. Without a modification to the calculation of the Fixed Coverage Charge ratio, the Company does not expect to be in compliance with the covenant in the quarter ending September 30, 2015. Consequently, the Company has classified the outstanding balance of $1,500,000 under the PNC Credit Line Facility as a current liability as of June 30, 2015.

Availability under the PNC Credit Line Facility was $5,803,000 as of June 30, 2015. The interest rate for the outstanding balance as of June 30, 2015, was 2.69%. For the nine months ended June 30, 2015 and 2014, the Company incurred $30,000 and $32,000, respectively, in interest expense related to the outstanding balances pursuant to the PNC Credit Line Facility.

Note 4 — Stockholders’ Equity

Warrants

A summary of warrants issued, exercised, and expired during the nine months ended June 30, 2015, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2014	204,166	$2.50
Issued	—	—
Exercised	(183,749)	(2.50)
Expired	(20,417)	—
Balance at June 30, 2015	—	$—

Employee and Director Stock Options

The Company granted 0 and 150,000 options during the nine months ended June 30, 2015 and 2014, respectively.  The weighted-average grant date fair value of options granted during the nine months ended June 30, 2014, was $0.50 per share. There were 105,000 and 625,084 options exercised during the nine months ended June 30, 2015 and 2014, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2015 and 2014, was approximately $195,000 and $1,826,000 respectively.

The fair values of stock-based awards granted during the nine months ended June 30, 2014, were calculated with the following weighted-average assumptions:

2014
Risk-free interest rate:	0.68%
Expected term:	2.99 years
Expected dividend yield:	5.60%
Expected volatility:	48.34%

For the nine months ended June 30, 2015 and 2014, the Company recorded $24,000 and $72,000, respectively, of stock-based compensation expense, which has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of June 30, 2015, there is $8,000 in total unrecognized compensation expense related to non-vested employee options and director stock options granted, which is expected to be recognized over 0.25 years.

Stock option activity for the nine months ended June 30, 2015, is summarized as follows:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2007 Stock Plan:	Shares	Price	Life (Years)	Value

Options outstanding at October 1, 2014	752,916	$1.39	2.25	$1,326,974
Granted	—	—
Exercised	(105,000)	1.53
Expired or forfeited	—	—

Options outstanding at June 30, 2015	647,916	$1.36	1.74	$587,058

Options exercisable at June 30, 2015	617,916	$1.33	1.66	$583,458
Options vested or expected to vest at June 30, 2015	647,916	$1.36	1.74	$587,058

Note 5 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Numerator:
Net income — basic and diluted	$1,669	$1,983	$5,785	$5,716

Denominator:
Weighted average shares outstanding — basic	53,430	52,823	53,284	52,585
Effect of dilutive securities:
Stock options and warrants	350	796	405	928
Weighted average shares outstanding — diluted	53,780	53,619	53,689	53,513

Earnings per share — basic	$0.03	$0.04	$0.11	$0.11
Earnings per share — diluted	$0.03	$0.04	$0.11	$0.11

Note 6 — Income Taxes

The provision for income taxes was $3,245,000 for the nine months ended June 30, 2015. The effective tax rate was approximately 36% of the income before income taxes of $9,030,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $3,459,000 for the nine months ended June 30, 2014. The effective tax rate was approximately 38% of the income before income taxes of $9,175,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Note 7 — Commitments and Contingencies

Litigation

The Company received subpoenas from the United States Department of Justice and is a defendant, among other defendants, in a civil qui tam litigation alleging, inter alia, violations of the federal False Claims Act, 31 U.S.C. §3729.  United States ex rel. Herman, et al. v. Coloplast A/S, et al., Docket No. 11-cv-12131-RWZ (D. Mass).  A second amended complaint in the litigation was filed on June 1, 2015.  The civil plaintiffs and the government, with the concurrence of all of the other parties to the litigation, have filed successive motions to stay the litigation, the most recent of which was entered by the District Court on July 21, 2015; this order stays the litigation until September 21, 2015.  The Company has, and continues to, fully cooperate with the government’s investigation.  The Company has recently reached an agreement in principle to settle and resolve all claims asserted in the litigation, which settlement is subject to final approvals, as well as negotiation and execution of settlement documents.  Based upon the agreement in principle, the Company has accrued the expected expenses for the settlement, and a reasonable estimate of these expenses is $600,000, which amount includes the amount payable to the government, as well as the Company’s share of the relators’ counsel fees and expenses.  If the agreement in principle is not consummated, the additional expenses, if any, to the Company cannot be reasonably estimated at this time given that the litigation has not proceeded beyond its preliminary stages it is currently stayed; the $600,000 accrual may not be sufficient.

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

The following table shows our revenue streams, including new and recurring orders, for the three and nine months ended June 30, 2015 and 2014, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer leads received during:	For the three months ended June 30,		For the nine months ended June 30,

	2015	2014	2015	2014

Pre-FY 2010	$4,846	$5,055	$14,797	$15,827
FY 2010	2,410	2,546	7,353	7,773
FY 2011	2,591	2,672	7,972	8,354
FY 2012	2,670	2,787	8,166	8,683
FY 2013	2,160	2,441	6,685	7,976
FY 2014	2,937	2,886	9,527	5,600
FY 2015	2,858	n/a	5,596	n/a

Total Revenues *	$20,472	$18,387	$60,096	$54,213
Other Sales and adjustments	(96)	191	170	621

Net Sales	$20,376	$18,578	$60,266	$54,834

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

Results of Operations

The following table summarizes the results of operations for the three and nine months ended June 30, 2015 and 2014, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net Sales	$20,376	100.0	$18,578	100.0	$60,266	100.0	$54,834	100.0
Cost of Sales	7,916	38.8	6,827	36.7	22,967	38.1	20,320	37.1
Gross Profit	12,460	61.2	11,751	63.3	37,299	61.9	34,514	62.9
Operating Expenses	10,103	49.6	8,635	46.5	28,223	46.8	25,301	46.1
Income from Operations	2,357	11.6	3,116	16.8	9,076	15.1	9,213	16.8
Other Expenses	(17)	(0.1)	(12)	(0.1)	(46)	(0.1)	(38)	(0.1)
Income before Income Taxes	2,340	11.5	3,104	16.7	9,030	15.0	9,175	16.7
Provision for Income Taxes	671	3.3	1,121	6.0	3245	5.4	3,459	6.3
Net Income	$1,669	8.2	$1,983	10.7	$5,785	9.6	$5,716	10.4

Revenues

Net sales for the three months ended June 30, 2015, increased by $1,798,000, or 9.7%, to $20,376,000, compared with net sales of $18,578,000 for the three months ended June 30, 2014. Net sales for the nine months ended June 30, 2015, increased by $5,432,000, or 9.9%, to $60,266,000, compared with net sales of $54,834,000 for the nine months ended June 30, 2014. The increase in net sales was primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base. Effective January 1, 2015, we received an increase in reimbursement for Medicare claims of 1.5%, which contributed approximately $230,000 and $445,000 in revenue growth for the three and nine months ended June 30, 2015, respectively.

The following table summarizes the revenues generated from our new customers and our recurring customer base for the three and nine months ended June 30, 2015 and 2014 (dollars in thousands):

Revenues generated by:	For the three months ended June 30,		For the nine months ended June 30,

	2015	2014	2015	2014

New Customers (1)	$3,636	$3,734	$7,824	$7,783
Recurring Customer Base	16,836	14,653	52,272	46,430
Total Revenues, net of contractual adjustments	$20,472	$18,387	$60,096	$54,213
Other Sales and Adjustments	(96)	191	170	621
Net Sales	$20,376	$18,578	$60,266	$54,834

(1) We receive initial contact from prospective customers in the form of leads. The majority of the new customers acquired place their initial order with us within three to six months from the time we receive the initial customer lead. For the three months ended June 30, 2015, $2,858 of the net sales for new customers acquired was generated from leads received during the three months ended June 30, 2015. For the three months ended June 30, 2014, $2,886 of the net sales for new customers acquired was generated from leads received during the three months ended June 30, 2014. The remaining net sales from new customers acquired were generated from leads received during prior periods.

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

Our direct-response advertising expenditures for the three months ended June 30, 2015, were $3,482,000 compared with $3,183,000 for the three months ended June 30, 2014. We acquired 3,276 and 3,332 new customers during the three months ended June 30, 2015 and 2014, respectively.

Our direct-response advertising expenditures for the nine months ended June 30, 2015, were $11,713,000 compared with $10,213,000 for the nine months ended June 30, 2014. We acquired 9,034 and 9,392 new customers during the nine months ended June 30, 2015 and 2014, respectively.

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

The following table shows the timing of the new customers acquired based on the quarter the customer leads were initially received:

Customer Leads Received	Number of New Customers Acquired (1)
	FY2015-Q3	FY2015-Q2	FY2015-Q1	FY2014-Q4	FY2014-Q3	FY2014-Q2	FY2014-Q1
FY2015-Q3	1,879
FY2015-Q2	847	1,952
FY2015-Q1	85	460	1,715
FY2014-Q4	54	85	640	1,873
FY2014-Q3	53	40	110	625	1,837
FY2014-Q2	50	42	66	167	830	2,077
FY2014-Q1	28	40	48	73	137	626	1,688
Pre-FY2014	280	271	289	410	528	528	1,141
Total New Customers	3,276	2,890	2,868	3,148	3,332	3,231	2,829

(1) The number of new customers acquired in a particular quarter are derived from leads received in the current quarter and from leads received in preceding quarters. During the third quarter of fiscal year 2015, we acquired 3,276 new customers, of which 1,879 new customers were from leads received in the same quarter and 1,397 new customers were from leads received in prior quarters.

Gross Profit

Gross profit for the three months ended June 30, 2015, increased by $709,000, or 6.0%, to $12,460,000, compared with gross profit of $11,751,000 for the three months ended June 30, 2014. For the nine months ended June 30, 2015, gross profit increased by $2,785,000, or 8.1%, to $37,299,000, compared with gross profit of $34,514,000. The increase was attributed to our increased sales volume for the three and nine months ended June 30, 2015, compared with the three and nine months ended June 30, 2014.

As a percentage of sales, gross profit decreased by 2.1% and 1.0%, respectively, for the three and nine months ended June 30, 2015, compared with the three and nine months ended June 30, 2014.  The decrease in gross profit as a percentage of sales was primarily attributable to an increase in our product mix towards ostomy supplies, which have a lower profit contribution, and an increase in costs from one of our primary vendors.

Operating Expenses

The following table provides a breakdown of our operating expenses for the three and nine months ended June 30, 2015 and 2014, including percentage of sales (dollars in thousands):

	For the three months ended June 30,				For the nine months ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes, and benefits	$3,872	19.0	$3,650	19.6	$11,492	19.1	$10,988	20.0
Advertising	2,860	14.0	2,553	13.7	8,250	13.7	7,250	13.2
Bad debts	1,126	5.5	845	4.6	3,151	5.2	2,487	4.5
Depreciation and amortization	137	0.7	166	0.9	394	0.7	505	0.9
General and administrative	1,508	7.4	1,421	7.7	4,336	7.2	4,071	7.4
Litigation Settlement (Note 7)	600	2.9	0	0.0	600	1.0	0	0.0

Total Operating Expenses	$10,103	49.6	$8,635	46.5	$28,223	46.8	$25,301	46.1

Payroll, taxes and benefits increased by $222,000, or 6.1%, to $3,872,000 for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. Payroll, taxes and benefits increased by $504,000, or 4.6%, to $11,492,000 for the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014.  The increase for the three and nine months ended June 30, 2015, was due to fluctuations in number of employees to support our increased sales volume.   As of June 30, 2015, we had 338 active employees, compared with 330 at June 30, 2014.  As a percentage of sales, payroll decreased 0.6% and 0.9% for the three and nine months ended June 30, 2015 respectively.

Advertising expenses increased by $307,000, or 12.0%, to $2,860,000 for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. For the nine months ended June 30, 2015, advertising expenses increased by $1,000,000, or 13.8%, to $8,250,000, compared with the nine months ended June 30, 2014.

The majority of our advertising expense is associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expense is for costs that do not qualify as direct response advertising and are expensed as incurred. The following table shows a breakdown of our advertising expense for the three and nine months ended June 30, 2015 and 2014 (dollars in thousands):

	For the three months Ended June 30,		For the nine months Ended June 30,
	2015	2014	2015	2014

Advertising Expense:
Amortization of direct-response costs	$2,828	$2,533	$8,173	$7,197
Other advertising expenses	32	20	77	53
Total Advertising Expense	$2,860	$2,553	$8,250	$7,250

As a result of our increase in advertising expenditures, our advertising expense, as a percentage of sales, increased by 0.3% and 0.5% for the three and nine months ended June 30, 2015, respectively, compared with the three and nine months ended June 30, 2014. Similar to our past direct response advertising efforts, when we increased our advertising spend during the three and nine months ended June 30, 2015, our costs to acquire new customers increased compared with the three and nine months ended June 30, 2014.

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

Bad debt expenses increased by $281,000, or 33.3%, to $1,126,000 for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. For the nine months ended June 30, 2015, bad debt expenses increased by $663,000, or 26.7%, compared with the nine months ended June 30, 2014.  The increase in bad debt expense was due to the increase in sales and an increase in the reserve requirements for uncollectible accounts receivables.

Depreciation and amortization expenses decreased by $29,000, or 17.5%, to $137,000 for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. For the nine months ended June 30, 2015, depreciation and amortization expense decreased by $111,000, or 22%, to $394,000 compared with the nine months ended June 30, 2014.

Purchases of property and equipment totaled $116,000 and $276,000 during the nine months ended June 30, 2015 and 2014, respectively.

General and administrative expenses increased by $87,000, or 6.1%, to $1,508,000 for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. For the nine months ended June 30, 2015, general and administrative expenses increased by $265,000, or 6.5% to $4,336,000, compared with the nine months ended June 30, 2014. The increases in general and administrative expenses for the three and nine months ended June 30, 2015, are attributed to increases of $263,000 and $682,000, respectively, in legal costs, primarily associated with the civil qui tam complaint discussed above in Note 7. These increases are partially offset by reductions of $177,000 and $418,000 for other administrative expenses during the three and nine months ended June 30, 2015, respectively.

Litigation settlement expenses for the three and nine months ended June 30, 2015, include a $600,000 accrual associated with the agreement in principal to settle the civil qui tam litigation described in Note 7 above.

Income from Operations

Income from operations for the three months ended June 30, 2015, decreased by $759,000, or 24.4%, to $2,357,000, compared with the three months ended June 30, 2014. The decrease in operating income is primarily attributed to increases in legal and settlement costs, advertising expense, and bad debt expense, partially offset by increased gross profits driven by our increased sales volumes and a reduction as a percentage of sales in payroll costs and other general and administration expenses.

For the nine months ended June 30, 2015, income from operations decreased by $137,000, or 1.5%, to $9,076,000, compared with the nine months ended June 30, 2014. The decrease in operating income is primarily attributed to the increase in legal and settlement costs, advertising expense, and bad debt expense, partially offset by increased gross profits driven by our increased sales volumes and a reduction as a percentage of sales in payroll costs and general and administration expenses.

Other Expenses

Other expenses for the three and nine months ended June 30, 2015 and 2014, included interest expense associated with the outstanding $1.5 million balance on our credit line facility. Interest expense increased by $5,000 to $17,000 for the three months ended June 30, 2015, compared with $12,000 for the three months ended June 30, 2014. Interest expense increased by $8,000 to $46,000 for the nine months ended June 30, 2015, compared with $38,000 for the nine months ended June 30, 2014.

Income Taxes

The following table provides a breakdown of our income tax expenses for the three and nine months ended June 30, 2015 and 2014 (dollars in thousands):

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Current income tax expense:
Federal	$426	$837	$1,815	$2,210
State	93	155	361	406
Total current income tax expenses	519	992	2,175	2,616

Deferred income tax expense:
Federal	140	107	924	715
State	12	22	146	128
Total deferred income tax expense	152	129	1,070	843

Provision for income taxes	$671	$1,121	$3,245	$3,459

The provision for income taxes was $3,245,000 for the nine months ended June 30, 2015.  The effective tax rate was approximately 36% of the income before income taxes of $9,030,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $3,459,000 for the nine months ended June 30, 2014.  The effective tax rate was approximately 38% of the income before income taxes of $9,175,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended
	June 30,
	2015	2014
Cash Flows:
Net cash provided by operating activities	$1,583	$2,066
Net cash used in investing activities	(90)	(310)
Net cash used in financing activities	(4,659)	(3,945)
Net decrease in cash	(3,166)	(2,189)
Cash at beginning of period	12,261	12,453
Cash at end of period	$9,095	$10,264

The Company had cash of $9,095,000 at June 30, 2015, compared with cash of $12,261,000 at September 30, 2014, a decrease of $3,166,000. The decrease in cash for the nine months ended June 30, 2015, was due to $4,659,000 of cash used in financing activities and $90,000 of cash used in investing activities, partially offset by $1,583,000 of cash provided by operating activities.

Operating Activities

Cash provided by operating activities was $1,583,000 for the nine months ended June 30, 2015, which represents a decrease of $483,000 compared with cash provided by operating activities of $2,066,000 for the nine months ended June 30, 2014. The decrease in operating cash flows for the nine months ended June 30, 2015, compared with the operating cash flows for the nine months ended June 30, 2014, was the result of an increase in direct-response advertising expenditures of $1,500,000, an increase of cash used for inventory of $1,467,000, and an increase in cash used by other operating assets and liabilities of $381,000,  partially offset by a decrease in income taxes paid of $1,515,000, an increase in non-cash expenses of $1,281,000, an increase in net income of $69,000.

Currently Region C and D of Medicare are conducting pre-payment audits for catheter claims submitted by all suppliers. The pre-payment review audits have caused a delay in the collection of accounts receivables due to the time required to collect medical documentation and to respond to each audited claim and, in some cases, appeals for adverse decisions. The result of these audits have not generated a significant number of denials and/or adjustments, and based on our historical experience we expect to receive payment for most of these claims from Medicare. As of June 30, 2015, we had approximately $450,000 in claims delayed due to pre-payment audits by all Medicare Regions.

In addition to the Medicare pre-payment audits for catheter claims, Medicare is experiencing a delay in Administrative Law Judge ("ALJ") Hearings for Medicare appeals, which has increased the amount of Medicare claims we have pending for the ALJ appeals process. As of June 30, 2015, we had approximately $500,000 of Medicare claims delayed due to the delay in the Medicare ALJ appeals process.

Due to the increase in Medicare pre-payment audits and the delay in the Medicare ALJ appeals process, the number of days outstanding of gross accounts receivable, excluding reserves, increased by 6.8 days to 68.0 as of June 30, 2015, compared with 61.3 days outstanding as of September 30, 2014.

Investing Activities

During the nine months ended June 30, 2015 and 2014, we purchased $90,000 and $153,000, respectively, of property and equipment for cash to support our continued growth. In addition, we leased $26,000 and $123,000 of property and equipment during the nine months ended June 30, 2015 and 2014, respectively. The $116,000 of purchases during the nine months ended June 30, 2015, was for computer equipment, warehouse equipment and software.   The $276,000 of purchases during the nine months ended June 30, 2014, was for computer equipment, website enhancements, and other software.

During the nine months ended June 30, 2014, we acquired certain assets of a urology division, including the urology customer records, websites, and inventory, of a durable medical equipment business for a cash purchase price of $170,000, of which $161,000 was paid during the nine months ended June 30, 2014. The acquisition was immaterial to the Company's consolidated financial position and results of operations.

Financing Activities

During the nine months ended June 30, 2015, cash used in financing activities was $4,659,000, which included cash dividends paid of $5,192,000, and payments of $105,000 for capital lease obligations, which was partially offset by $620,000 of proceeds received from the exercise of stock options and warrants, and $18,000 of income tax benefits related to the exercise of certain non-qualified stock options.

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

Outlook

As of June 30, 2015, we had $9.1 million of cash and $5.8 million available from our credit line facility to fund our operations. We believe that the existing cash and the availability of funds through our credit line, together with cash generated from operations, will be sufficient to meet our cash requirements during the next twelve months.

At June 30, 2015, our current assets of $25,248,000 exceeded our current liabilities of $11,862,000 by $13,386,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

Critical Accounting Policies

Please see our Annual Report on Form 10-K for the year ended September 30, 2014, for a discussion of significant accounting policies, recent accounting pronouncements, and their effect, if any, on the Company. With the exception of the following significant accounting policy, there were no material changes to our significant accounting policies during the interim period ended June 30, 2015.

Legal and Other Contingencies

In the normal course of business, the Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation. The Company accrues an estimated loss for any claim, litigation, investigation or proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability that a loss has been incurred and whether the loss can be reasonably estimated. Actual expenses could differ from these estimates. The Company expenses its legal costs associated with these legal proceedings, demands, claims, and threatened litigation, as incurred.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2015, we had an outstanding balance of $1.5 million under a credit line facility that matures September 30, 2016, which accrues interest at a variable rate of LIBOR plus 2.50 percent per annum. As of June 30, 2015, the short term LIBOR rate used as the base for calculating the interest rate for our credit line facility was approximately 0.19 percent. As such, changes in the LIBOR rates would impact our interest expense. Based upon the balance outstanding under our credit facility as of June 30, 2015, for every 100 basis point increase in the short term LIBOR rates, we would incur approximately $15,000 of additional annual interest expense.

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of June 30, 2015. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2015, the Company issued 288,749 shares of common stock upon the exercise of outstanding options and warrants for gross proceeds of $620,373. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

/s/ LIBERATOR MEDICAL HOLDINGS, INC.

Registrant

/s/ Mark A. Libratore	President	August 10, 2015
Mark A. Libratore

/s/ Robert J. Davis	Chief Financial Officer	August 10, 2015
Robert J. Davis