Form 10-K
period 2015-09-30
LIBERATOR MEDICAL HOLDINGS, INC.
filed 2015-12-14
CIK 17485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

.

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on March 31, 2015, was $113,782,207.

The number of shares outstanding of the issuer’s Common Stock as of December 8, 2015, was 53,885,978

LIBERATOR MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

Item 1. Business	4
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	12
Item 3. Legal Proceedings	12
Item 4. Mine Safety Disclosures	13

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6. Selected Financial Data	17
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	29
Item 8. Financial Statements and Supplementary Data	29
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 9A. Controls and Procedures	29
Item 9B. Other Information	30

PART III

Item 10. Directors, Executive Officers and Corporate Governance	31
Item 11. Executive Compensation	33
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13. Certain Relationships and Related Transactions, and Director Independence	44
Item 14. Principal Accountant Fees and Services	45

PART IV

Item 15. Exhibits and Financial Statement Schedules	46

Signatures

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

Recent Entry into Merger Agreement

As previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on November 20, 2015 (the “Merger 8-K”), the Company has recently entered into an Agreement and Plan of Merger (the “Merger Agreement”) with C. R. Bard, Inc., a New Jersey corporation (“Bard”) and Freedom MergerSub, Inc., a Nevada corporation and wholly-owned subsidiary of Bard (“MergerSub”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions described therein, MergerSub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Bard (the “Merger”).  At the effective time of the Merger:

•

each outstanding share of common stock of the Company (other than shares owned by the Company, Bard or MergerSub, each of which will be cancelled for no consideration) will be cancelled and converted into the right to receive $3.35 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”); and

•

each outstanding option to purchase shares of common stock, whether vested or unvested, will be cancelled at the Effective Time in exchange for the right to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price payable in respect of the shares of common stock of the Company subject to such option and any required withholding tax (the “Option Consideration”).

The aggregate purchase price for the outstanding shares and options is approximately $181 million in cash.

The Merger Agreement contains customary conditions, representations, warranties and covenants for a transaction of that nature, as described more fully in the Merger 8-K.  The obligation of Bard and MergerSub to consummate the Merger is not subject to any financing condition.

For additional details regarding the terms of the Merger Agreement, including summaries of certain related documentation, please refer to the Merger 8-K, which is incorporated into this Form 10-K by reference, and to the Merger Agreement and other documentation filed as exhibits thereto.

Market

According to the Centers for Medicare and Medicaid Services (“CMS”), U.S. domestic healthcare spending is expected to increase by approximately $2.4 trillion from $3.1 trillion in 2014 to $5.4 trillion in 2024.

The Company markets its products to individuals with chronic illnesses who require continuous and reliable access to medical devices and supplies. As the baby boomer population ages, CMS estimates that the number of Americans over the age of 65 will increase from an estimated 45.0 million in 2014 to 63.0 million in 2024. The Centers for Disease Control estimates that one in four Americans has multiple chronic conditions, with the number growing to three in four Americans aged 65 and older.

We are a quasi-medical distributor providing home health care services. The products that we distribute are classified as Durable Medical Equipment (“DME”). CMS estimates that the national expenditures within the DME market will increase by over $32.7 billion from $44.2 billion in 2014 to $76.9 billion in 2024. The number of DME companies of all sizes billing Medicare has been declining, or consolidating, over the last few years according to HME News, primarily as a result of Medicare Competitive Bidding and increased Medicare accreditation and bonding requirements. We have been able to attract new customers, looking for new suppliers, as a result of consolidation within the DME market over the last few years.

Liberator’s revenue comes from supplying products to meet the growing requirements for general medical supplies, primarily urological catheters, ostomy supplies, mastectomy fashions, and diabetic supplies. Customers may purchase by phone, mail, or Internet, with repeat orders confirmed with the customer and shipped when needed.

Urological Catheters

The majority of our revenue is generated from urological catheters, primarily intermittent catheters. Our sales growth was accelerated in April 2008, when the Medicare permitted utilization of intermittent catheters was increased from four catheters per month, up to two hundred catheters per month.

An aging population and a rising incidence of various urological problems (i.e. neurogenic bladder), will drive continued growth in the global and U.S. urological catheter market, according to a report from Transparency Market Research (“Urinary Catheters Market (Indwelling or Foley Catheters, Intermittent Catheters and Male External or Condom Catheters) – Global Industry Analysis, Size, Share, Growth, Trends and Forecast 2014-2020”) published in January 2015. The advent of advanced catheters aimed at minimizing invasiveness and lowering infection risk and other complications, as well as the adoption of favorable reimbursement policies, are also expected to fuel market growth in the U.S. According to CMS data reported by HME News the utilization of straight tip catheters by Medicare beneficiaries increased by 7.2% from 2013 to 2014.

According to data released by CMS for Medicare claims paid in 2014, Liberator Medical is the second largest provider of urological intermittent catheters for Medicare patients as measured by dollars paid.

Competition consists primarily from 180 Medical, Inc., Byram Healthcare Centers, Inc. Medical Direct Club, LLC, PRN Medical Services, LLC., Liberty Medical Supply, Inc., and many independent dealers and retail stores.

Ostomy Supplies

According to an October 5, 2015 report from Transparency Market Research, the global ostomy drainage bags market was approximately $1.8 billion in 2013 and expected to grow at a CAGR of 4.7% from 2014 to 2022. The aging population in the U.S. and the rising incidence of diseases such as colorectal cancer, inflammatory bowel diseases, and bladder cancer, among others, has increased the demand for ostomy supplies. The United Ostomy Association of America estimates that over 750,000 Americans have some type of stoma due to a colostomy, ileostomy, and/or urostomy.

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

According to data released by CMS for Medicare claims paid in 2014, Liberator Medical is the leading supplier of mastectomy fashions for Medicare patients by more than four times the payments received by the second leading supplier in the combined top three product categories. The number of mastectomies performed each year has declined in recent years due to the advancement of breast-conserving surgeries and breast cancer treatments, although an emerging market for partial forms has developed for breast restorations, which is covered by Medicare and most insurance plans.

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

With an average customer tenure of approximately six years, we believe our strategy should provide a predictable, recurring source of revenue. Management is constantly evaluating and testing new products for direct marketing to various targeted customers. As these new and innovative products come to market, we anticipate being positioned to bring them to the public quickly with the right marketing, intake, processing, and third-party billing mechanisms.

Suppliers

The Company distributes products from hundreds of manufacturers, including all of the largest U.S. suppliers. As the Company’s sales volumes have increased, we have been able to develop partnerships with the larger manufacturers, enabling the Company to obtain preferred pricing and maintain a readily available supply of products for our customers’ medical necessities.

Medicare and Third-party Insurers

Our Medicare and insurance relationships are essential to our customer enrollment and retention process. Currently, we are enrolled with all four of the Medicare regions and five of the top seven insurance carriers in the U.S. We are able to accept assignment of insurance benefits for approximately 80% of the customers that respond to our advertisements and choose to become customers. Currently, we are a provider for approximately one thousand insurance plans and continually adding plans to our insurance networks.

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory environment is also subject to frequent change. Laws and regulations in the healthcare industry are extremely complex. While our management believes we are in substantial compliance with all of the existing laws and regulations applicable to us, such laws and regulations are subject to rapid change and often are uncertain in their application. In addition, the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the "Health Reform Law"), may have a considerable impact on the financing and delivery of health care and conceivably could have a material adverse effect on our business.

Among the various federal and state laws and regulations which may govern, or impact, our current and planned operations are the following:

Medicare and Medicaid Reimbursement

Many of the products that we provide are reimbursed by Medicare and Medicaid programs and are therefore subject to extensive government regulation. Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions.

Medicaid is a program that is jointly funded by federal and state governments that provides medical benefits to groups of low-income and disabled individuals, some who may have inadequate or no medical insurance. Although the federal government establishes general guidelines for the program, Medicaid is a state-administered program and each state sets its own guidelines regarding eligibility and covered services, subject to certain minimum federal requirements.

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

Approximately 71.3% of our revenue for the year ended September 30, 2015, was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs, excluding Medicare Advantage plans. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs could be adversely affected.

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

Employees

As of September 30, 2015, we had 338 employees. None of our employees are members of any union or covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

Available Information

Our primary website is http://www.liberatormedical.com/. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission. We also make available on this website, free of charge, certain corporate governance information (including our Code of Ethics) and press releases.  The information on our website is not incorporated by reference into this Form 10-K., and the foregoing reference to our website address is intended to be an inactive textual reference only.

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in the forward-looking statements Section of this Form 10-K Report.  These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere.  The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the Consolidated Financial Statements and related notes of this Form 10-K Report.

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

Risks Related to the Proposed Merger

Failure to complete the Merger could negatively affect our share price, future business and financial results.

Completion of the Merger is not assured and is subject to risks, including the risks that certain closing conditions will not be satisfied. If the Merger is not completed, our share price and ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

•

having to pay certain significant transaction costs relating to the Merger without receiving the benefits of the Merger; and

•

potentially having to pay a termination fee of up to $7.2 million or, in certain circumstances set forth in the Merger Agreement, reimbursement of up to $2.0 million of Bard’s expenses.

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on employees, service providers, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause service providers, customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management’s attention away from ongoing business could affect our financial results or the financial results of the combined company.

In addition, the Merger Agreement restricts us from taking certain specified actions while the Merger is pending without first obtaining Bard’s prior written consent. These restrictions may limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

Shareholder litigation against us could result in an injunction or other relief preventing completion of the Merger, the payment of damages in the event the Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Merger.

Transactions such as the Merger are often subject to lawsuits by stockholders. One of the conditions to the closing of the Merger is that no law or order has been enacted or issued by any government entity or any legal proceeding or enforcement action brought by a governmental body that has the effect of prohibiting the consummation of the Merger. Consequently, if the plaintiffs in any lawsuit challenging the Merger are successful in obtaining an injunction or any other relief that prevents us or Bard from consummating the Merger on the agreed upon terms, the Merger may not be completed within the expected timeframe, or at all.  Furthermore, if the Merger is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors.  Item 3 below describes certain putative class action complaints which have been filed challenging the Merger.  See also Footnote 12 to our Consolidated Financial Statements, which appear in Part IV, Item 15, of this Report. The Company intends to vigorously defend such lawsuits.

If the Merger is not completed or we are not otherwise acquired, we will consider other strategic alternatives which are subject to risks and uncertainties.

If the Merger is not completed, our board of directors will review the various alternatives available to us, including, among others, continuing as a public company, seeking additional financing from existing or new sources, or attempting to implement a sale to either a financial or strategic buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses, our ability to consummate any such alternative transaction, our ability or a potential buyer's ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

Risks Related to our Business

Sales of a significant portion of our products depend on our customers’ ability to obtain reimbursement for our products from government and private insurance plans.

Any reduction in insurance reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in insurance reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for insurance reimbursement. The regulations that govern Medicare and Medicaid reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration (“FDA”). These agencies and various state agencies conduct audits of most companies and may conduct investigations of some companies billing Medicare and Medicaid. Negative findings or results of audits are subject to appeals and judicial review and are often overturned at various levels.

The Company is routinely audited by Medicare and other insurance companies.

There is always the possibility that the Company could be the subject of an accelerated audit or investigation as it performs a substantial amount of Medicare billing each year. Medicare audits or investigations could possibly lead to recoupment of monies paid to the Company, fines, off-sets on future payments and even loss of Medicare billing privileges. Since its inception, the Company has had no fines or penalties imposed, but the Company has been audited by all four regional Medicare carriers and from time-to-time been asked to repay amounts on claims previously paid for various reasons such as billing errors, lack of medical records in physician offices, insufficient patient diagnoses, patients receiving home health care, patients having similar equipment, patients not seen by physician recently enough, and lack of adequate medical necessity, all of which are common issues encountered by Medicare providers. Although the Company has set aside reserves for contractual adjustments, demands for repayment could exceed Company reserves and the Company could be unable to pay them, which would adversely affect the Company.

A significant portion of the Company’s revenues is generated from the sale of urological supplies.

As a result, changes in the external environment, including regulatory changes, that impact the market for sales of urological supplies could be detrimental, depending on market conditions.

The Company is subject to uncertainties relating to its growth and plans for further expansion.

The Company believes that it is able to control its level of expansion as well as the costs associated with its growth plans. However, (i) some expansions can create significant demands on our administrative, operational and financial personnel and other resources; (ii) a large expansion into existing or new markets could strain these resources and increase our need for capital; and (iii) our personnel, systems, procedures, controls and existing space may not be adequate to support a substantial expansion.

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

We are subject to litigation risks in connection with legal proceedings that may arise in the course of our business.

From time-to-time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  Our business is also subject to extensive regulation, which may result in litigation or regulatory proceedings against us. Except as set forth above and below, we are not currently a party to any material legal proceedings. As more particularly described in Item 3, “Legal Proceedings,” we are a defendant in a civil qui tam suit. Although the Company has reached an agreement in principle to fully settle and resolve all claims asserted in the qui tam litigation, no settlement agreement has been executed, and thus we remain subject to legal fees and other costs of defending that litigation, as well as the possibility of an adverse judgment.

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

Our business is dependent on future results and factors we do not control.

Our future results may vary significantly depending on a number of factors, including:

-

changes in reimbursement guidelines and amounts;

-

changes in regulations affecting the healthcare industry;

-

changes in the mix or cost of our products;

-

the timing of customer orders;

-

the timing, cost, and levels of our advertising spend; and

-

the timing of the introduction or acceptance of new products and services offered by us or our competitors.

We regularly review potential acquisitions of businesses and products which involve a number of risks that might adversely affect our financial and operational resources.

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

Mr. Libratore has substantial equity ownership in the Company and has substantial control over certain corporate actions.

As of December 8, 2015, Mark Libratore, our President and Chief Executive Officer, held 19,785,867 shares of common stock, or 36.7% of our outstanding common stock. As a result, Mr. Libratore has the ability to exercise substantial control over all corporate actions requiring shareholder approval, including the following actions:

-

the election of directors;

-

the adoption of stock option plans;

-

the amendment of charter documents; and

-

the approval of certain mergers and other significant corporate transactions, including the sale of the Company.

The market price of our stock could be volatile.

Our common stock has been listed on the NYSE MKT since November 20, 2013. Even though we expect our common stock to continue to be quoted on the NYSE MKT, we cannot predict changes in the trading market for our common stock, including changes in liquidity.

-

A large percentage of our outstanding shares are held by a relatively small number of investors, including our President and Chief Executive Officer.

-

Future sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could affect the market price of our common stock.

There is no assurance of future dividends for our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases three facilities in Stuart, Florida, and one facility in Johnson City, Tennessee.

The following table summarizes our leased properties as of September 30, 2015:

Square Feet	Lease Expires	Current Use
41,468	July 2019	FL Corporate headquarters, administrative offices, warehouse and shipping
24,000	September 2016	FL Call center and administrative offices
6,400	December 2016	FL Administrative offices
2,720	July 2016	TN storefront and warehouse

We believe that our existing facilities are suitable as office, shipping and warehouse space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

From time-to-time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

Qui Tam Litigation

The Company is named as a defendant, among other defendants, in a civil qui tam litigation alleging, inter alia, violations of the federal False Claims Act, 31 U.S.C. §3729.  United States ex rel. Herman, et al. v. Coloplast A/S, et al., Docket No. 11-cv-12131-RWZ (D. Mass).  A second amended complaint in the litigation was filed on June 1, 2015.  The civil plaintiffs and the government, with the concurrence of all of the other parties to the litigation, have filed successive motions to stay the litigation, the most recent of which was granted by Order of the District Court on November 24, 2015; this order stays the litigation until January 19, 2016.  The Company has, and continues to, fully cooperate with the government’s investigation.

The Company has reached an agreement in principle to fully settle and resolve all claims asserted in the litigation, which settlement is subject to final approvals, as well as execution of settlement documents.  Based upon the agreement in principle, the Company has accrued the expected expenses for the settlement, and a reasonable estimate of these expenses is $600,000, which amount includes the amount payable to the government, as well as the Company’s share of the relators’ counsel fees and expenses.  If the agreement in principle is not consummated, the additional expense, if any, to the Company cannot be reasonably estimated at this time given that the litigation has not proceeded beyond its preliminary stages and that the litigation is currently stayed, and the $600,000 accrual may not be sufficient.

Putative Class Action Complaints

On November 25, 2015, a putative class action complaint challenging the merger was filed by Dan Schmidt, a shareholder, in the Eighth Judicial District Court, Clark County, State of Nevada, against the Company, Bard, MergerSub and individual members of our board of directors.  On November 30, 2015, a putative class action complaint challenging the merger was filed by Peter K. Nagel, a shareholder, in the Eighth Judicial District Court, Clark County, State of Nevada, against the Company, Bard, MergerSub and individual members of our board of directors.  On November 30, 2015, a putative class action complaint challenging the merger was filed by Thomas Gambino, David S. Leibowitz, and Charles L. Rigsby, Jr., all shareholders, in the Circuit Court of the Nineteenth Judicial Circuit of Martin County, Florida, against the Company and individual members of our board of directors.  On December 1, 2015, a putative class action complaint was filed in the Eighth Judicial District Court of Clark County, Nevada, by Henry H. Sahrmann and Christine E. Sahrmann, alleged shareholders of the Company, against the Company, Bard, MergerSub and individual members of our board of directors.  On December 4, 2015, a putative class action complaint was filed in the District Court of Clark County, Nevada, by Judith Klinger, an alleged shareholder of the Company, against the Company, Bard, MergerSub and individual members of our board of directors.  On December 8, 2015, a putative class action complaint challenging the merger was filed by Laurie May, an alleged shareholder of the Company, in the Circuit Court of the Nineteenth Judicial Circuit of Martin County, Florida, against the Company, Bard, MergerSub and individual members of our board of directors. On December 8, 2015, a putative class action complaint challenging the merger was filed by Franklin Torres, an alleged shareholder of the Company, in the Circuit Court of the Nineteenth Judicial Circuit of Martin County, Florida, against the Company, Bard, MergerSub and individual members of our board of directors.

The foregoing complaints allege that the members of our board of directors breached their fiduciary duties to the shareholders of the Company by, among other things, approving the merger agreement without taking steps to maximize the value of the Company to its shareholders, agreeing to terms in the merger agreement that improperly limit the board of directors' ability to investigate and pursue superior proposals, and failing to protect against alleged conflicts of interest.  The complaints further allege that the Company, Bard and/or MergerSub aided and abetted such alleged breaches of fiduciary duties.  The complaints seek injunctive relief relating to the alleged breaches of fiduciary duty including enjoining the named defendants from completing the merger.  Some of the complaints also seek damages in the event the merger is consummated. The ultimate outcome of this matter cannot presently be determined and therefore the Company is unable to estimate a range of loss, if any, at this time. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been traded on the NYSE MKT since November 20, 2013, under the symbol “LBMH.” Prior to that date the Company’s stock was quoted on the OTC Bulletin Board under the same symbol. The following table reflects the range of the high and low closing sales prices per share of the Company’s common stock for each quarterly period during the fiscal years 2014 and 2015:

	Stock Price
Quarter Ended:	High	Low
December 31, 2013	$4.60	$1.82
March 31, 2014	$6.00	$3.45
June 30, 2014	$4.48	$3.22
September 30, 2014	$3.81	$2.30
December 31, 2014	$3.07	$2.51
March 31, 2015	$3.90	$2.81
June 30, 2015	$3.56	$2.27
September 30, 2015	$2.74	$1.96

Holders

As of November 30, 2015, the Company had approximately 1,255 shareholders of record of the Company’s common stock. Also, as of November 30, 2015, there were 53,977,311 shares of the Company’s common stock issued and 53,623,062 shares outstanding. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies. The transfer agent of our common stock is New Jersey and Trust Company, Inc., 201 Bloomfield Avenue, Verona, New Jersey 07044.

Dividends

In April 2013, the Company’s Board of Directors established a policy to pay a sustainable quarterly dividend to shareholders of the Company’s common stock.

During the fiscal year ended September 30, 2014, the Company declared and, subsequently, paid four quarterly cash dividends, totaling $6,473,000, or $0.12 per common share. During the fiscal year ended September 30, 2015, the Company declared and, subsequently, paid four quarterly cash dividends, totaling $6,943,000, or $0.13 per common share.

On December 11, 2015, the Company’s Board of Directors declared a dividend of up to $0.325 per common share, which is payable as follows:

•

$0.02 per share in cash on January 8, 2016, to holders of record of shares of our Common Stock at the close of business on December 23, 2015; and

•

up to $0.0125 per share in cash which will be paid within two business days before, or on, the closing date of the merger, to holders of record of shares of our Common Stock at the close of business on that date, but only, if, after giving effect to such payment, our cash balances on a consolidated basis equal or exceed a threshold of $547,000 (subject to agreed upon reductions).

If a stockholder transfers its shares of our Common Stock before the $0.0125 dividend is paid (including if a stockholder transfers its shares after December 23, 2015), that stockholder will lose its right to payment of the $0.0125 dividend.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding securities authorized for issuance under our 2007 Stock Plan, please refer to the disclosure included below under the caption “Item 11. Executive Compensation—Equity Compensation Plan Information.”

Performance Graph

The following information in Item 5 is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following graph illustrates the cumulative total stockholder return on the Company’s common stock for the last five fiscal years through September 30, 2015, as compared to the Russell 2000 Index and the Dow Jones U.S. Medical Equipment Index. The comparison assumes an investment of $100 at September 30, 2010, in the Company’s and in each of the benchmark indices specified, assumes that all dividends and distributions were reinvested, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Total Return to Shareholders
$300
$250
$200
$150
$100
$50
$0
9/30/2010
9/30/2011
9/30/2012
9/30/2013
9/30/2014
9/30/2015
Liberator Medical Holdings, Inc.
Russell 2000 Index
Dow Jones U.S. Medical Equipment Index

Company / Index	Sep’10	Sep’11	Sep’12	Sep’13	Sep’14	Sep’15
Liberator Medical Holdings, Inc.	$100	$67	$63	$165	$265	$207
Russell 2000 Index	$100	$99	$127	$166	$172	$174
Dow Jones U.S. Medical Equipment Index	$100	$105	$129	$161	$191	$216

Sales of Unregistered Securities

During the fiscal years ended September 30, 2015 and 2014, the Company granted its independent members of the Company's Board of Directors 88,104 and 25,974 shares, respectively, of restricted common stock as compensation pursuant to the 2007 Stock Plan. The Company recorded $200,000 and $112,000 of stock-based compensation expense associated with these stock grants during the fiscal years ended September 30, 2015 and 2014, respectively.  No such restricted common stock was granted during the fiscal year ended September 30, 2013.

In addition, during the fiscal years ended September 30, 2015, 2014 and 2013, respectively, 135,000, 827,584 and 367,000 stock options to purchase the Company’s common stock were exercised, with weighted average exercise prices of $1.46, $0.99 and $0.72, respectively. Such stock options had previously been granted pursuant to the 2007 Stock Plan.  The total intrinsic values of such stock options exercised were approximately $238,000, $2,210,000 and $309,000, respectively, for each of fiscal years 2015, 2014 and 2013.

During the fiscal years ended September 30, 2014 and 2013, respectively, 150,000 and 370,000 options were granted pursuant to the 2007 Stock Plan, with weighted average exercise prices $2.15 and $0.93, respectively.  The weighted-average grant date fair values of such stock options granted were $0.50 and $0.29, respectively, for each of fiscal years 2014 and 2013.  No stock options were granted during the fiscal year ended September 30, 2015.

Stock Buyback Program

Pursuant to stock buyback programs approved by our Board of Directors, from December 2008 through August 2013 the Company purchased 354,249 shares of our common stock for $479,413 through open market transactions at management’s discretion. We intend to retain any common shares purchased as treasury shares or use them in connection with our employee stock option program. There were no additional shares repurchased during the fiscal years ended September 30, 2015 and 2014.

Item 6. Selected Financial Data

The following selected financial data was derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this report.

	Fiscal year ended September 30,
	2015	2014	2013	2012	2011
(in thousands except per share amounts)
Statement of Operations Data
Net sales	$81,602	$74,569	$69,111	$60,943	$52,698
Income from operations	11,947	12,709	11,759	4,307	2,597
Net income	7,308	7,802	7,078	2,501	259

Balance Sheet Data
Total assets	$62,572	$54,329	$49,099	$42,862	$35,380
Working capital	13,108	15,625	15,618	11,009	9,865
Long-term debt	386	1,927	1,558	2,607	1,500
Total debt	1,999	2,105	1,641	2,677	1,513
Stockholders’ equity	33,705	32,435	29,831	26,959	24,255

Cash Flow Data
Cash provided by (used in):
Operating activities	$3,698	$5,528	$13,633	$(546)	$(4,494)
Investing activities	(116)	(360)	(686)	(151)	(832)
Financing activities	(6,410)	(5,360)	(3,820)	1,007	914

Common Stock Data
Basic earnings per share	$0.14	$0.15	$0.14	$0.05	$0.01
Diluted earnings per share	0.14	0.15	0.14	0.05	0.00
Diluted weighted average common shares outstanding	53,717	53,679	52,375	52,266	53,613
Cash dividends declared per share	0.13	0.12	0.08	—	—

Operating Statistics
Direct response advertising spend	$15,660	$14,043	$9,000	$13,113	$15,245
Number of new customers acquired	12,532	12,540	12,752	14,245	15,797
Number of recurring customers	33,948	30,866	30,283	27,537	20,519
Total customer base	46,480	43,406	43,035	41,782	36,316
Days – net accounts receivable, including reserves	43.6	40.4	40.7	56.5	48.6
Number of employees at fiscal year-end	338	319	297	326	307

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

The following table shows our revenue streams, inclusive of new and recurring orders, for the twelve months ended September 30, 2015, 2014, and 2013, based on the fiscal year that we received the initial lead from these customers (dollars in thousands):

New and recurring revenues generated from customer leads received during:	For the fiscal years ended September 30,
	2015	2014	2013
Pre-FY 2010	$19,022	$20,942	$23,297
FY 2010	9,969	10,327	11,511
FY 2011	10,852	11,102	12,536
FY 2012	10,911	11,578	13,532
FY 2013	8,871	10,371	8,515
FY 2014	12,444	9,355	n/a
FY 2015	9,376	n/a	n/a

Total Revenues *	81,445	73,675	69,391
Other Sales and Adjustments	157	894	(280)

Net Sales	$81,602	$74,569	$69,111

 * Revenues include orders from new and recurring customers, net of contractual allowances. Revenue from new customers will impact comparisons between the periods for fiscal year 2015 and the corresponding periods from fiscal years 2014 and 2013, especially revenue from new customers acquired during the latter portion of the fiscal years.

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

Results of Operations

The following table summarizes the results of operations for the fiscal years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Net Sales	$81,602	100.0	$74,569	100.0	$69,111	100.0
Cost of Sales	31,531	38.6	27,808	37.3	25,689	37.2

Gross Profit	50,071	61.4	46,761	62.7	43,422	62.8
Operating Expenses	38,124	46.7	34,052	45.7	31,663	45.8

Income from Operations	11,947	14.7	12,709	17.0	11,759	17.0
Other Expense	(63)	(0.1)	(50)	0.0	(83)	(0.1)

Income Before Income Taxes	11,884	14.6	12,659	17.0	11,676	16.9
Provision for Income Taxes	4,576	5.6	4,857	6.5	4,598	6.7

Net Income	$7,308	9.0	$7,802	10.5	$7,078	10.2

Revenues

Net sales for fiscal year 2015 increased by $7,033,000, or 9.4%, to $81,602,000, compared with sales of $74,569,000 for fiscal year 2014.

Net sales for fiscal year 2014 increased by $5,458,000, or 7.9%, to $74,569,000, compared with sales of $69,111,000 for fiscal year 2013.

The increases in sales for fiscal years 2015 and 2014 were primarily due to our continued emphasis on our direct response advertising campaign to acquire new customers and our emphasis on customer service to maximize the reorder rates for our recurring customer base.

The following table summarizes the number of customers serviced and revenues generated from our new customers and our recurring customer base for fiscal years 2015, 2014, and 2013 (dollars in thousands):

	2015		2014		2013
	# of Customers	Net Sales	# of Customers	Net Sales	# of Customers	Net Sales

New Customers Acquired *	12,532	$12,542	12,540	$12,496	12,752	$12,264
Recurring Customer Base	33,948	68,903	30,866	61,179	30,283	57,127
Total Revenues, net of contractual allowances	46,480	$81,445	43,406	$73,675	43,035	$69,391
Other Sales and Adjustments		157		894		(280)
Net Sales		$81,602		$74,569		$69,111

* For fiscal year 2015, $9,376 of the net sales for new customers acquired was generated from leads received during fiscal year 2015. For fiscal year 2014, $9,355 of the net sales for new customers acquired was generated from leads received during fiscal year 2014. For fiscal year 2013, $8,515 of the net sales for new customers acquired was generated from leads received during fiscal year 2013. The remaining net sales generated from new customers acquired were generated from leads received during prior fiscal years.

The average annual order value of our recurring customer base increased to $2,030 per customer during fiscal year 2015 compared with $1,982 per customer during fiscal year 2014.

The average annual order value of our recurring customer base increased to $1,982 per customer during fiscal year 2014 compared with $1,886 per customer during fiscal year 2013.

The increases in the average annual order value per recurring customer for fiscal years 2015 and 2014 were primarily attributed to a decrease in the number of diabetic patients and urology patients using Foley catheters, both of which have lower average annual order values than our other product lines.

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

During fiscal year 2015, we increased our direct response advertising expenditures by $1,617,000 to $15,660,000, compared with $14,043,000 for fiscal year 2014.

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

The following table shows the timing of the new customers acquired based on the fiscal year the customer leads were initially received:

	Number of New Customers Acquired(1)
Customer Leads Received	FY2015	FY2014	FY2013
FY2015	10,043	−	−
FY2014	1,392	9,933	−
FY2013	295	1,320	9,473
FY2012	300	583	2,251
Pre-FY2012	502	704	1,028
Total New Customers	12,532	12,540	12,752

 (1) The number of new customers acquired in a particular fiscal year is derived from leads received during the current fiscal year and from leads received in preceding years. During fiscal year 2015, we acquired 12,532 new customers, of which 10,043 were generated from leads received during the same fiscal year and 2,489 of the new customers were generated from leads received in prior years.

Gross Profit

Gross profit for fiscal year 2015 increased by $3,310,000, or 7.1%, to $50,071,000, compared with gross profit of $46,761,000 for fiscal year 2014. Gross profit for fiscal year 2014 increased by $3,339,000, or 7.7%, to $46,761,000, compared with gross profit of $43,422,000 for fiscal year 2013. The increases were primarily attributed to our increased sales volume for fiscal years 2015 and 2014 compared with the respective prior fiscal year.

As a percentage of net sales, gross profit decreased by 1.3% to 61.4% for fiscal year 2015 compared with gross profit of 62.7% for fiscal year 2014. The decrease in gross profit as a percentage of sales was due to an increase in our product mix towards ostomy supplies, which have lower gross margins than our other product lines, and an increase in costs from one of our primary vendors.

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

Operating Expenses

The following table provides a breakdown of our operating expenses for the fiscal years ended September 30, 2015, 2014, and 2013 (dollars in thousands):

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Operating Expenses:
Payroll, taxes and benefits	$15,457	18.9	$14,788	19.8	$14,311	20.7
Advertising	11,157	13.7	9,902	13.3	8,908	12.9
Bad debts	4,408	5.4	3,279	4.4	3,069	4.4
Depreciation and amortization	525	0.7	663	0.9	683	1.0
General and administrative	5,977	7.3	5,420	7.3	4,692	6.8
Litigation Settlement	600	0.7	0	0.0	0	0.0

Total Operating Expenses	$38,124	46.7	$34,052	45.7	$31,663	45.8

Payroll, taxes and benefits increased by $669,000, or 4.5%, to $15,457,000 for fiscal year 2015 compared with fiscal year 2014. As of September 30, 2015, we had 338 active employees, compared with 319 at September 30, 2014. The increase of 19 employees was required to support our increased sales volumes.

Payroll, taxes and benefits increased by $477,000, or 3.3%, to $14,788,000 for fiscal year 2014 compared with fiscal year 2013. As of September 30, 2014, we had 319 active employees, compared with 297 at September 30, 2013. The increase of 22 employees was required to support our increased sales volumes.

As a result of process and system enhancements implemented over the last two years and continued growth of our recurring revenue as a percentage of our total revenue, our payroll expenses as a percentage of net sales decreased by 0.9% in each of the last two fiscal years from 20.7% during fiscal year 2013 to 19.8% during fiscal year 2014 and 18.9% of net sales during fiscal year 2015.

Advertising expenses increased by $1,255,000, or 12.7%, to $11,157,000 for fiscal year 2015 compared with fiscal year 2014. Advertising expenses increased by $994,000, or 11.2%, to $9,902,000 for fiscal year 2014 compared with fiscal year 2013. The majority of our advertising expenses are associated with the amortization of previously capitalized direct response advertising costs. The balance of our advertising expenses is for costs that do not qualify as direct response advertising and are expensed as incurred.

The following table shows a breakdown of our advertising expenses for the fiscal years ended September 30, 2015, 2014, and 2013 (dollars in thousands):

	2015	2014	2013
Advertising Expenses:
Amortization of direct-response costs	$11,060	$9,811	$8,721
Other advertising expenses	97	91	187

Total Advertising Expenses	$11,157	$9,902	$8,908

As a result of our increase in advertising expenditures, our advertising expenses, as a percentage of sales, increased by 0.4% for fiscal year 2015 compared with fiscal year 2014. Similar to our past direct response advertising efforts, when we increased our advertising spend during fiscal year 2015, our costs to acquire new customers increased compared with fiscal year 2014.

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

The table below shows our historical direct response advertising spend and a breakdown of the amortization expense associated with the respective accumulated advertising cost pools for the fiscal years ended September 30, 2015, 2014 and 2013. For presentation purposes, the quarterly advertising cost pools have been aggregated into fiscal years (dollars in thousands):

Actual Advertising	Grouped by	Amortization Expense for the twelve months ended September 30,					Deferred Advertising Balance @
Spend	Fiscal Year		2015		2014	2013	9/30/2015
$1,567	FY2008	$	−	$	−	$30	$ −
4,191	FY2009		47		136	228	−
10,808	FY2010		629		933	1,326	280
15,245	FY2011		1,521		2,016	2,570	1,885
13,113	FY2012		1,752		2,271	2,952	3,849
9,000	FY2013		1,389		1,942	1,615	4,054
14,043	FY2014		2,940		2,513	−	8,590
$15,660	FY2015		2,782		−	−	12,878
Total Amortization Expense			$11,060		$9,811	$8,721	$31,536

Bad debt expense increased by $1,129,000, or 34.4%, to $4,408,000 for fiscal year 2015 compared with fiscal year 2014. The increase in bad debt expense was due to an increase in net sales of $7,033,000. As a percentage of sales, bad debt expense increased 1.0% for fiscal year 2015 compared with fiscal year 2014. The number of days outstanding of gross accounts receivables, excluding reserves, increased by 7.5 days to 68.8 days as of September 30, 2015, compared with 61.3 days as of September 30, 2014.

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

Depreciation and amortization expenses decreased by $138,000, or 20.8%, to $525,000 for fiscal year 2015 compared with fiscal year 2014. The decrease in depreciation and amortization expenses was primarily related to a reduction in depreciation expense for leasehold improvements that were fully depreciated as of the end of September 2014, partially offset by an increase in depreciation expense for leased telephone equipment that was acquired in September 2014, which resulted in a net decrease in depreciation expense of $142,000. This decrease was partially offset by a $4,000 increase in amortization expense of intangible assets.

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

Purchases of property and equipment, including purchases made through leasing arrangements, totaled $142,000, $756,000 and $390,000 during fiscal years 2015, 2014 and 2013, respectively.

General and administrative expenses increased by $557,000, or 10.3%, to $5,977,000 for fiscal year 2015 compared with fiscal year 2014. The increase was attributed to an increase of $718,000 in legal costs, primarily associated with the civil qui tam complaint discussed in Note 9 of the accompanying consolidated financial statements, and an increase of $189,000 in directors’ compensation, due to the addition of two directors during fiscal year 2015. These increases were partially offset by a reduction of $250,000 in consulting fees and net reductions of $100,000 for other administrative expenses during fiscal year 2015.

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

As a percentage of net sales, general and administrative expenses remained at 7.3% for fiscal year 2015 and 2014.  As a percentage of net sales, general and administrative expenses increased from 6.8% for fiscal year 2013 to 7.3% for fiscal year 2014.

Litigation settlement expenses for fiscal year 2015 include a $600,000 accrual associated with the agreement in principal to settle the civil qui tam litigation described in Note 9 of the accompanying consolidated financial statements.

Income from Operations

Income from operations for fiscal year 2015 decreased by $762,000, or 6.0%, to $11,947,000, compared with fiscal year 2014. The decrease in operating income is primarily attributed to increases in legal and settlement costs, advertising expense, and bad debt expense, partially offset by increased gross profits driven by our increased sales volumes and a reduction as a percentage of sales in payroll costs and other general and administration expenses.

Income from operations for fiscal year 2014 increased by $950,000, or 8.1%, to $12,709,000, compared with fiscal year 2013. The increase in operating income was primarily attributed to increased gross profits driven by our increased sales volumes, as well as reductions in payroll costs as a percentage of net sales.

Other Expense

Other expense for fiscal years 2015, 2014 and 2013 was interest expense related to the outstanding balance on our credit line facility.

Interest expense increased by $14,000 for fiscal year 2015 compared with fiscal year 2014 due to an increase in interest expense for leased equipment.

Interest expense decreased by $34,000 for fiscal year 2014 compared with fiscal year 2013 due to a reduction of $1.0 million in borrowings under our credit line facility during the fourth quarter of fiscal year 2013.

Income Taxes

The following table provides a breakdown of our income tax expenses for fiscal years 2015, 2014 and 2013 (dollars in thousands):

	Fiscal year ended September 30,
	2015	2014	2013
Current income tax expense:
Federal	$2,949	$2,801	$1,005
State	577	524	271

	$3,526	$3,325	$1,276
Deferred income tax expense:
Federal	$908	$1,304	$2,879
State	142	228	443

	$1,050	$1,532	$3,322

Total provision for income taxes	$4,576	$4,857	$4,598

The following table provides a breakdown of our income tax liabilities by current and deferred as of September 30, 2015 and 2014 (dollars in thousands):

	As of September 30,
	2015	2014
Current income tax liabilities	$531	$178
Less: Current income tax prepaid	-	(7)
Net current income tax liabilities	$531	$171

Deferred income tax liabilities:
Net deferred tax liability	$11,973	$10,031
Less: Deferred tax assets, current portion	(2,897)	(2,005)
Net deferred tax liabilities:	$9,076	$8,026

The provision for income taxes was $4,576,000 for fiscal year 2015. The effective tax rate was approximately 38.5% of the income before income taxes of $11,884,000, which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

Liquidity and Capital Resources

The following table summarizes the cash flows for the fiscal years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Cash Flows:
Net cash provided by operating activities	$3,698	$5,528	$13,633
Net cash used in investing activities	(116)	(360)	(686)
Net cash used in financing activities	(6,410)	(5,360)	(3,820)
Net increase (decrease) in cash	(2,828)	(192)	9,127
Cash at beginning of period	12,261	12,453	3,326
Cash at end of period	$9,433	$12,261	$12,453

The Company had cash of $9,433,000 at September 30, 2015, compared with $12,261,000 at September 30, 2014, a decrease of $2,828,000. The decrease in cash during fiscal year 2015 was due to $3,698,000 of cash provided by operating activities, partially offset by $116,000 of cash used in investing activities and $6,410,000 of cash used in financing activities.

The Company had cash of $12,261,000 at September 30, 2014, compared with $12,453,000 at September 30, 2013, a decrease of $192,000. The decrease in cash during fiscal year 2014 was due to $5,528,000 of cash provided by operating activities, partially offset by $360,000 of cash used in investing activities and $5,360,000 of cash used in financing activities.

Operating Activities

Cash provided by operating activities was $3,698,000 for fiscal year 2015, which represents a decrease of $1,830,000 compared with cash provided by operating activities of $5,528,000 for fiscal year 2014. The decrease in operating cash flows for fiscal year 2015 was the result of an increase in cash used to purchase inventory of $4,588,000, an increase in direct-response advertising expenditures of $1,617,000, an increase in cash used by other operating assets and liabilities of $895,000, and a decrease in net income of $494,000, partially offset by a decrease in cash used for payments of accounts payable of $3,178,000, an increase in non-cash expenses of $1,565,000 and a decrease in payments for income taxes of $1,021,000.

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

At the end of July 2015 Region C Medicare terminated the pre-payment review of straight tip catheters. All Medicare Administrative Contractors continue to conduct pre and post payment audits of industry claims including claims submitted by the Company. At any time one or more Medicare Regions may initiate a review of the Company’s claims. The results of these audits have not generated a significant number of denials and/or adjustments, and based on our historical experience we expect to receive payment for most of these claims from Medicare. However, we have experienced a delay of up to 45 to 90 days in receiving payments for these Medicare claims. As of September 30, 2015, we had approximately $439,000 of Medicare claims delayed due to pre-payment audits by all Medicare regions.

In addition to the Medicare pre-payment audits for catheter claims, Medicare is experiencing a delay in Administrative Law Judge ("ALJ") Hearings for Medicare appeals, which has increased the amount of Medicare claims we have pending for the ALJ appeals process. As of September 30, 2015, we had approximately $412,000 of Medicare claims delayed due to the delay in the Medicare ALJ appeals process.

Investing Activities

During fiscal year 2015, we purchased $116,000 of property and equipment for cash, primarily computer software, computer equipment and warehouse equipment.

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

Financing Activities

During fiscal year 2015, cash used in financing activities was $6,410,000, which included cash dividends paid of $6,930,000, payments of $133,000 toward capital lease obligations, and payments of $21,000 for costs associated with the renewal of our credit line facility, partially offset by $674,000 of proceeds from the exercise of stock options and warrants.

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

As of September 30, 2015, we had $9.4 million of cash. In December 2015, we repaid $1.5 million for the outstanding balance on the credit line facility and terminated the credit line facility with PNC. For additional details on the PNC credit line facility, see “Note 5—Credit Line Facility” of the accompanying consolidated financial statements. We believe that the existing cash, cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet our cash requirements during the next twelve months.

At September 30, 2015, our current assets of $29,581,000 exceeded our current liabilities of $16,473,000 by $13,108,000.

We will continue to operate as a federally licensed, direct-to-consumer, Part B Benefits Provider, primarily focused on supplying medical supplies to chronically ill patients.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our aggregate contractual commitments as of September 30, 2015:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Credit line facility (a)	$1,500	$1,500	$—	$—	$—
Capital lease obligations (b)	551	133	392	26	—
Operating leases(b)	2,351	864	1,487	—	—
Total	$4,402	$2,497	$1,879	$26	$—

(a) refer to Note 5 of notes to the consolidated financial statements in this Form 10-K for additional details
(b) refer to Note 9 of notes to the consolidated financial statements in this Form 10-K for additional details

Inflation

We believe our operations have not been and, in the foreseeable future, will not be, materially and adversely affected by inflation.

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

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. However, because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s future results of operations and cash flows. For the fiscal year ended September 30, 2015, a hypothetical change of 1% in the allowances for contractual adjustments as a percentage of gross sales would have resulted in a change in our revenue and net income of approximately $0.9 million.

The following table sets forth our accounts receivable balances outstanding by aging category for each major payer source as of September 30, 2015 (in thousands):

	Aging of Accounts Receivable as of September 30, 2015
	< 30	31 – 60	61 – 120	> 120
Type of Payer	Days	Days	Days	Days	Totals
Medicare and Medicaid	$4,252	$1,174	$768	$1,986	$8,180
Private insurance companies	1,939	777	790	1,824	5,330
Patients	343	267	407	1,795	2,812
Total gross accounts receivable	$6,534	$2,218	$1,965	$5,605	16,322
Less: Allowances					(5,989)
Accounts receivable, net					$10,333

The following table sets forth our accounts receivable balances outstanding by aging category for each major payer source as of September 30, 2014 (in thousands):

	Aging of Accounts Receivable as of September 30, 2014
	< 30	31 – 60	61 – 120	> 120
Type of Payer	Days	Days	Days	Days	Totals
Medicare and Medicaid	$4,217	$637	$635	$2,072	$7,561
Private insurance companies	1,711	361	412	711	3,195
Patients	368	275	387	1,649	2,679
Total gross accounts receivable	$6,296	$1,273	$1,434	$4,432	13,435
Less: Allowances					(4,569)
Accounts receivable, net					$8,866

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

In order to capitalize our direct-response advertising costs, we must demonstrate that the results of our direct-response advertising will be similar to the effects of responses to past direct-response advertising activities that resulted in future benefits. We monitor the initial success rate of our advertisements as a cost per lead and track the overall cost per acquired customer for each of our quarterly cost pools. For fiscal years 2015, 2014 and 2013, our direct-response advertising results demonstrated a continuation of similar patterns. Our advertising efforts in fiscal years 2015, 2014 and 2013 do not represent an effort to target new markets or sell new products, but are a continuation of our efforts to acquire new customers in the markets we currently serve. During fiscal year 2015, we increased our advertising spend compared with fiscal year 2014 and 2013. Consistent with our past direct-response advertising efforts, when we increased our advertising spend; our costs to acquire new customers increased proportionally to our increased advertising spend.

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

Historically, since the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, we utilized the simplified method to calculate the expected term of stock-based awards. For future stock-based awards, the Company will consider the exercise behavior for past grants and model the pattern of the aggregate exercises to calculate the expected term of future stock-based awards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, we had an outstanding balance of $1.5 million under a credit line facility that matures September 30, 2016, which accrues interest at a variable rate of LIBOR plus 2.50 percent per annum. As of September 30, 2015, the short term LIBOR rate used as the base for calculating the interest rate for our credit line facility was approximately 0.19 percent. As such, changes in the LIBOR rates would impact our interest expense. Based upon the balance outstanding under our credit facility as of September 30, 2015, for every 100 basis point increase in the short term LIBOR rates, we would incur approximately $15,000 of additional annual interest expense.

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of September 30, 2015. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of September 30, 2015.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of September 30, 2015, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended September 30, 2015, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of September 30, 2015, the Executive Officers and Directors of the Company were:

Name	Age	Position(s) with the Company
Mark Libratore	64	President, Chief Executive Officer, Director
Robert Davis	69	Chief Financial Officer
John Leger	60	Chief Operating Officer
Jeannette Corbett(1)(2)(3)	65	Director
Tyler Wick(1)(2)(3)	44	Director
Ruben Jose King-Shaw(2)(3)	53	Director
Philip Sprinkle (1)	53	Director

(1)Member of the Governance and Nominating Committee.

(2)Member of the Audit Committee.

(3)Member of the Compensation Committee.

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

Jeannette Corbett - Mrs. Corbett, a Certified Public Accountant, is a board member and a member of the Grants and Finance Committees of the Quantum Foundation, West Palm Beach, Florida.  Previously, she served as CFO of the Medical Services Division and Vice President of Finance of Phymatrix Corporation (PHMX), West Palm Beach, Florida. Prior to her position at Phymatrix, Mrs. Corbett was President of McGill, Roselli, Ayala & Hoppmann, a West Palm Beach-based accounting firm. She has also served as an adjunct instructor of taxation of Palm Beach State College in Lake Worth, Florida. Mrs. Corbett has a bachelor's of science degree in business administration from the University of Florida, graduating Summa Cum Laude. Mrs. Corbett was Chairman of the Board of JFK Medical Center in Atlantis, Florida, from 1991-1994 and was Chair of the Hospital's Finance Committee from 1989-1991.

Tyler Wick – Mr. is a principal with Abry Partners, Boston, Massachusetts, a private equity firm which he joined in December 2011. Prior to that time, he was a principal with Ticonderoga Capital, a Boston, Massachusetts, private equity firm.  His private equity experience also includes serving as an Associate at Dillon Read Venture Capital. He was an Associate in the healthcare practice of the investment-banking group of Advest, Inc., where he focused on private placements and mergers and acquisitions for middle market healthcare services companies. Prior to Advest, he was a consultant with the Mentor Group, an international legal consulting firm. Mr. Wick is a member of the Board of Directors of Alliantgroup, LP, Accela, Inc., CitiXsys, Inc. and Frontline Performance Group. Mr. Wick received a B.A. degree cum laude from Amherst College.

Ruben Jose King-Shaw, Jr. – Mr. King-Shaw is a Managing Partner and Chief Investment Officer at Mansa Capital, LLC, a healthcare private equity investment firm based in Boston, Massachusetts. Mansa Capital specializes in early growth stage companies in the healthcare service and healthcare information technology sectors. From 2011 to 2014 Mr. King-Shaw sat on the Board of Directors of Lucid Inc.; from January 2004 to June 2013 Mr. King-Shaw sat on the Board of Directors of Athena health Inc.; and from 2004 through December 2009 on the Board of Directors for WellCare Health Plans, Inc.  Ruben also sits on the Board of Directors of many of the firm's portfolio investments. He remains active in public service and was appointed to the Obama Administration's Medicare's Program Advisory and Oversight Commission, which was charged with reforming how the Medicare program procures specific products and services using value-based strategies and establishing foundations for President Obama's healthcare reform programs. Ruben has been a member of the Cornell University Board of Trustees since 2011 and has been a Trustee of the University of Massachusetts since 2005. He has extensive experience in healthcare policy, economics and finance, and served as Chief Operating Officer and Deputy Administrator of the Centers for Medicare and Medicaid Services from 2001 through 2003. Prior to his service in the federal government, in 1998 Ruben was appointed by Governor Jeb Bush as Secretary of the Florida Agency for Healthcare Administration, which is responsible for Florida's Medicaid programs, health quality assurance, facility licensure and managed care regulation activities.

Philip Sprinkle – Mr. Sprinkle is an equity partner in the Atlanta office and chairs the Health Law Practice Group of the Balch and Bingham LLP law firm. Having been in private practice since 1981, Philip is licensed in Georgia, Virginia and Florida and is one of the few Board Certified Health Lawyers in the State of Florida. He is a frequent lecturer and writer on health care and corporate matters, including taxable and tax-exempt financing, medical staff matters, and academic medicine. His speaking engagements have included nationally recognized entities such as the American Bar Association, the American Health Lawyers Association, the Georgetown Corporate Counsel Institute, and numerous state organizations such as Health Care Financial Management chapters in Virginia, Georgia and Florida and the Health Lawyers Division of the Virginia State Bar. Philip has also served as an adjunct professor of law at the University of Miami, where he teaches Healthcare Finance and Regulation. He graduated with honors from the University of Virginia College of Arts & Sciences in 1978 and the University of Virginia School of Law in 1981.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2015 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2015, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater shareholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2015.

Director Committees

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The Audit Committee, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, is composed of Ms. Corbett and Messrs. Wick and King-Shaw.  The Compensation Committee is composed of Ms. Corbett and Messrs. Wick and Sprinkle.  The Governance and Nominating Committee is composed of Ms. Corbett and Messrs. Wick and King-Shaw.

Each of our non-employee Directors (specifically each of Ms. Corbett and Messrs. Wick, King-Shaw and Sprinkle) is “independent” as defined in the listing standards of NYSE MKT.  Moreover, each of Ms. Corbett and Messrs. Wick and King-Shaw, our current Audit Committee members, are independent as that term is defined under the independence standards for audit committee members in the Exchange Act and in the listing standards of the NYSE MKT, and Ms. Corbett is an audit committee financial expert, as that term is defined in Item 407 of Regulation S-K.

Code of Ethics

We adopted a Code of Conduct and Ethics that applies to all officers, directors and employees of our Company on January 14, 2008, as amended on August 10, 2010. Any person may, without charge, request a copy of our Code of Ethics by writing to our Chief Financial Officer at 2979 SE Gran Park Way, Stuart, Florida 34997.

Item 11. Executive Compensation

Compensation Discussion and Analysis

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

The compensation program for our executive officers consists primarily of base salary, performance-based incentive compensation, and long-term incentives in the form of stock-based compensation, including stock options and other long-term equity incentives. Our executive officers also participate in other benefit plans, including medical plans, which generally are available to all regular full-time employees of our Company. Though we provide our executive officers with certain allowances for transportation and certain other personal expenses, our use of perquisites as an element of compensation is very limited. We consider each element of compensation collectively with other elements of compensation when establishing the various forms, elements, and levels of compensation for our executive officers.

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

The Compensation Committee considers the results of the most recent stockholder advisory vote on compensation required by Section 14A of the Exchange Act.  At our 2014 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

We account for the equity compensation expense for our employees under the rules of ASC Topic 718 which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors has reviewed and discussed with management the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Jeannette M. Corbett

Ruben J. King-Shaw, Jr.

Tyler Wick

The Compensation Committee report in this Annual Report on Form 10-K shall not be deemed incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Summary Compensation Table

The following table provides summary information regarding compensation earned by the named executive officers during the fiscal years ended September 30, 2015, 2014 and 2013.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)
Mark A. Libratore	2015	400,000	251,310	0	23,010	674,320
President and	2014	400,000	228,420	0	29,280	657,700
Chief Executive Officer	2013	400,000	246,530	0	33,400	679,930

Robert Davis	2015	275,000	161,750	0	5,090	441,840
Chief Financial Officer	2014	275,000	145,690	7,140	5,120	432,950
	2013	275,000	158,400	7,140	4,670	445,210

John Leger	2015	200,000	87,130	0	5,290	292,420
Chief Operating Officer	2014	200,000	79,090	7,140	5,150	291,380
	2013	200,000	85,450	7,140	4,700	297,290

(1) Option Awards reflects the annual amortized expense for financial statement reporting purposes of options granted, calculated in accordance with ASC Topic 718. For a discussion of the assumptions we made in valuing our option awards, see “Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 6—Stockholder Equity—Employee and Director Stock Options” of the accompanying financial statements.  No options were awarded to any named executive officer during the fiscal years ended September 30, 2015 and 2014.  45,000 options were awarded to each of Mr. Davis and Mr. Leger during the fiscal year ended September 30, 2013.

(2) All Other Compensation includes expenses paid on behalf of the named executive officers for health insurance, life insurance, transportation and certain other personal expenses.

Employment Agreements

We previously entered into employment agreements with Mark A. Libratore, our President and Chief Executive Officer; Robert Davis, our Chief Financial Officer; and John Leger, our Chief Operating Officer.  In connection with our recent entry into the Merger Agreement referenced under the caption “Item 1.  Business—Recent Entry into Merger Agreement” above, Mr. Libratore and Mr. Leger have each entered into certain non-competition agreements, and Mr. Davis has entered into a certain consultancy and non-competition agreement, with us, Bard and MergerSub, the terms of each of which are described in greater detail under the caption “—Consultancy and/or Non-Competition Agreements” below.  Certain of the terms of such agreements modify or supersede the terms of the employment agreements with our executive officers.  Accordingly, the following description of the employment agreements of Messrs. Libratore, Davis and Leger are subject in all respects to the terms of such consultancy and/or non-competition agreements between such executives, Bard and MergerSub, described in greater detail below.

Mr. Libratore’s non-competition agreement provides that, upon the consummation of the Merger, his employment agreement (but not employment) will be terminated without liability to any party, including, without limitation, severance liability, except for reimbursement of incurred but not yet reported or paid expenses or claims under applicable Company health plans.  The non-competition agreement and consultancy and non-competition agreement of Mr. Leger and Mr. Davis do not contain such termination provisions.

The employment agreements of each of Messrs. Libratore, Davis and Leger provide for a minimum annual salary of $400,000, $275,000 and $200,000, respectively, which salary is reviewed annually by our board of directors (or committee thereof) and adjusted upward, at the sole discretion of our board of directors (or committee thereof). Pursuant to the agreements, each of Messrs. Libratore, Davis and Leger is eligible to receive additional cash incentive compensation pursuant to our annual bonus plan then in effect, and the target annual bonus for each of Messrs. Libratore, Davis and Leger is up to 15%, 10% and 10%, respectively, of such executive officer’s annual base salary, with the actual bonus to be based upon such individual and/or Company performance criteria established for each fiscal year by our board of directors in consultation with the executive officer. Each executive officer is eligible to participate in distributions from the quarterly executive bonus plan configured by our President and Chief Financial Officer. Except to as provided in the consultancy and/or non-competition agreements of Messrs. Libratore and Davis described below, the employment agreements renew annually in accordance with their terms, or until either we or the executive officer notifies the other party at least 90 days prior to the end of the term that such party does not wish to further extend the term.

During the term of each agreement, each executive officer is eligible to participate in such health and other group insurance and other employee benefit plans and programs in effect from time to time on the same basis as other senior executives. In addition, during the term of his agreement, Mr. Libratore shall be entitled to a minimum monthly automobile allowance of $800, plus gas expense.

The employment agreements provide that each executive officer is entitled to severance benefits, except as such entitlements are waived or superseded by the consultancy and/or non-competition agreements of Messrs. Libratore and Leger described below. If the executive officer’s employment is terminated during the term by us other than for Cause or Disability (each as defined below), or by the executive officer for Good Reason (as defined herein), the executive officer is entitled to receive (i) his pro-rata bonus for the fiscal year of termination, (ii) payment of an amount equal to the sum of 1/12 of his annual base salary and 1/12 of the target annual bonus each month for 18 months, 12 months and six months, in the case of Messrs. Libratore, Davis and Leger, respectively, following termination, and (iii) continuation of medical benefits on the same terms as active senior executives for 18 months, 12 months and six months, in the case of Messrs. Libratore, Davis and Leger, respectively, following termination. In addition, all of the executive officer’s unvested options outstanding at the time of such termination become fully vested. If the executive officer’s employment with us is terminated due to the executive officer’s death or Disability, the executive officer (or his estate, if applicable) is entitled to receive (i) the pro-rata bonus and (ii) option vesting. Receipt of the severance payments, continued medical coverage and option vesting shall be conditioned on the executive officer’s continued compliance with the non-disclosure, non-competition and non-solicitation obligations under the employment agreement.

For purposes of the employment agreements, the following terms have the following meanings:

“Cause” with respect to the employment agreement of Mr. Libratore means termination upon (i) continuing failure, for more than thirty days after the Company's written notice to Mr. Libratore thereof, to perform such duties as are reasonably requested by us; (ii) failure to observe material policies generally applicable to our officers or employees unless such failure is capable of being cured and is cured within thirty days of Mr. Libratore receiving written notice of such failure; (iii) failure to cooperate with any internal investigation of us or any of our affiliates; (iv) commission of any act of fraud, theft or financial dishonesty with respect to us or any of our affiliates or indictment or conviction of any felony; or (v) material violation of the provisions of the employment agreement unless such violation is capable of being cured and is cured within thirty days of Mr. Libratore receiving written notice of such violation.

“Cause” with respect to the employment agreements of Messrs. Davis and Leger means termination upon (i) the willful and continued failure by executive officer to substantially perform his duties or the oral or written instructions of our President, Chief Executive Officer and/or Board of Directors (other than any such failure resulting from executive officer’s incapacity due to physical or mental illness) after an oral or written demand for substantial performance is delivered to the executive officer by our President, Chief Executive Officer, and/or Board of Directors, which demands specifically identifies the manner in which the President, Chief Executive Officer, and/or the Board of Directors believes that executive officer has not substantially performed his duties or complied with an instruction from our President, Chief Executive Officer, and/or Board of Directors; (ii) the willful engaging by executive officer in conduct that is demonstrably and materially injurious to us; (iii) the failure to observe material policies generally applicable to our officers or employees; (iv) the failure to cooperate with any internal investigation of our Company or any of our affiliates; (v) commission of any act of fraud, theft or financial dishonesty with respect us or any of our affiliates or indictment or conviction of any felony; or (vi) material violation of the provisions of the employment agreement.

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

During the term of the employment agreements and for a period of 18 months thereafter, subject to applicable law, the executives is subject to restrictions on competition with us and restrictions on the solicitation of our customers and employees. For all periods during and after the term, the executives are subject to nondisclosure and confidentiality restrictions relating to our confidential information and trade secrets.

Consultancy and/or Non-Competition Agreements

The obligations of Bard and MergerSub to consummate the Merger described under the caption “Item 1.  Business—Recent Entry into Merger Agreement” above are subject to, among other things, the condition that each of the non-competition agreements executed by Messrs. Libratore and Leger and the consultancy and non-competition agreement executed by Mr. Davis be in full force and effect, except under certain circumstances to the extent that any such agreement is terminated in connection with a termination of employment.

Mr. Libratore’s non-competition agreement generally prohibits competition by Mr. Libratore with respect to products related to any durable medical equipment sales and service and any urological, ostomy, and diabetic medical supplies and mastectomy fashions for a period commencing on the closing date of the Merger and continuing for the later of (i) five years thereafter or (ii) two years following the termination or separation of Mr. Libratore’s employment or consultancy with the surviving corporation.  Mr. Libratore’s non-competition agreement also includes (a) certain non-solicitation covenants during the period commencing on the closing date of the Merger and continuing for the later of (i) five years thereafter or (ii) two years following the termination or separation of Mr. Libratore’s employment or consultancy with the surviving corporation and (b) indefinite non-disparagement and confidential information covenants.  Pursuant to Mr. Libratore’s non-competition agreement, Mr. Libratore’s existing employment agreement (but not his employment) will be terminated effective as of the closing of the Merger, without any further liability except for liability under his employment agreement for reimbursement of incurred but not yet reported or paid expenses or claims under applicable health plans.  Mr. Libratore’s non-competition agreement does not provide for payment of compensation or severance to Mr. Libratore.  As a result, Mr. Libratore will cease, as of the effective time of the merger, to be entitled to any severance.

Mr. Davis’s consultancy and non-competition agreement generally prohibits competition by Mr. Davis (i) with respect to products related to any durable medical equipment sales and service for a period commencing on the closing date of the Merger and continuing for two years thereafter, and (ii) with respect to any urological and ostomy medical supplies and mastectomy fashions for a period commencing on the closing date of the Merger and continuing for four years following such closing date.  Mr. Davis’s consultancy and non-competition agreement also includes (i) certain non-solicitation covenants continuing for a period of four years from the closing date of the Merger, and (ii) indefinite non-disparagement and confidential information covenants.

Mr. Davis has agreed to transition from his role as our Chief Financial Officer to the role of a consultant, effective as of and conditioned upon the closing of the Merger.  Mr. Davis’s non-competition agreement provides that he will perform services for the surviving corporation as a consultant on an as-needed basis from the date of closing of the Merger until twelve months following such closing date (unless earlier terminated).  As consideration for these services, we will pay to Mr. Davis a one-time consulting fee of $120,000 on the date of closing of the Merger.  In connection with Mr. Davis’s transition from the role of Chief Financial Officer to the role of a consultant, Mr. Davis will be entitled to receive severance payments under his employment agreement as if he were involuntarily terminated without “Cause.”  The severance terms in Mr. Davis’s current employment agreement are described under the caption “—Employment Agreements” above.

Mr. Leger’s non-competition agreement generally prohibits competition by Mr. Leger (i) with respect to products related to any durable medical equipment sales and service for a period commencing on the closing date of the Merger and continuing for two years thereafter, and (ii) with respect to any urological and ostomy medical supplies and mastectomy fashions for a period commencing on the closing date of the Merger and continuing until the later of (x) four years following such closing date, or (y) eighteen months following his termination or separation of employment or consultancy with the surviving corporation.  Mr. Leger’s non-competition agreement also includes (i) certain non-solicitation covenants continuing until the later of (x) four years from the closing date of the Merger, or (y) eighteen months following his termination or separation of employment or consultancy with the surviving corporation, and (ii) indefinite non-disparagement and confidential information covenants.

Mr. Leger’s non-competition agreement provides that, if at any time following the closing of the Merger and prior to the two year anniversary of such closing (which we refer to as the “Initial Term”) Mr. Leger’s employment or consultancy with the surviving corporation is involuntarily terminated without cause, or if Mr. Leger voluntarily terminates employment for good reason, he will be entitled to receive, subject to execution of a customary release in a form acceptable to the surviving corporation, certain severance payments, which in general shall be (i) continuation of base salary through the end of the Initial Term, plus (ii) if Mr. Leger is eligible for a cash bonus or bonuses at the time of such termination, an amount equal to 1/12 of the target of any such cash bonus payable each month for the remainder of the Initial Term, plus (iii) if Mr. Leger is eligible for a cash bonus or bonuses at the time of such termination, a pro-rata portion of such bonus for which he is eligible for the fiscal year of termination, based on actual performance through the end of the fiscal year and the number of days elapsed in the fiscal year through the date of such termination, and payable at the same time the Company pays incentive bonuses with respect to the fiscal year in which the termination occurs plus (iv) continued medical benefits on the same terms and conditions as active employees for the remainder of the Initial Term, or until Mr. Leger is no longer eligible for such continued coverage, if earlier (the payments in clauses (i) through (iv) above, collectively, the “Continuation Payment”).  Notwithstanding the foregoing, if Mr. Leger’s employment agreement is in effect on the date of such termination, he will be eligible to receive, subject to execution of a customary release in a form acceptable to the surviving corporation, the greater of (i) the Continuation Payment, and (ii) any amount that may be payable by the Company for such termination under his employment agreement. The severance terms in Mr. Leger’s current employment agreement are described under the caption “—Employment Agreements” above.

Potential Payments upon Termination or Change-in-Control

As described in greater detail above, the employment agreements and the consultancy and/or non-competition agreements entered into with Messrs. Libratore, Davis and Leger provide for certain potential payments to such executive officers upon the consummation of the Merger.  The amounts indicated below are estimates of the amounts that would be payable assuming that (i) the Merger consideration is $3.35 per share, and (ii) except as otherwise indicated below, the closing date of the Merger had been December 9, 2015.  In addition, these estimates are based on certain other assumptions that are described in the footnotes accompanying the table below. Accordingly, the ultimate values to be received by a named executive officer in connection with the Merger may materially differ from the amounts set forth below.

In addition, to the extent the Merger is never consummated, the special arrangements relating to the Merger that are described in the consultancy and/or non-competition agreements with each named executive officer would no longer be applicable, and the severance arrangements described the employment agreements would instead apply. The impact of such a scenario is described in greater detail in the footnotes accompanying the table below.

Name	Cash ($)(1)(2)	Equity ($)(3)(4)	Perquisites/ Benefits ($)(5)(6)	Other ($)(7)(8)	Total ($)(9)
Mark A. Libratore	0	0	0	0	0
Robert J. Davis	307,774	0	7,680	120,000	435,454
John Leger	443,836	107,100	10,200	0	561,136

(1) The dollar amounts in this column represent the estimated maximum amount of cash severance payable to Messrs. Davis and Leger pursuant to Mr. Davis’s employment agreement and Mr. Leger’s non-competition agreement, assuming that (i) each of Messrs. Davis and Leger is involuntarily terminated without “cause” or resigns employment for “good reason” immediately following consummation of the proposed Merger and (ii) at the effective time of the termination, no base salary earned by the applicable named executive officer is unpaid and no other otherwise vested amounts are due and payable to the applicable named executive officer.  The dollar amounts in this column include, for Mr. Leger, (i) continuation of base salary for the duration of the Initial Term in an aggregate amount of $400,000, based on Mr. Leger’s current base salary of $200,000 per annum, (ii) an amount equal to 1/12 of Mr. Leger’s current target annual bonus of $20,000 per annum, payable each month for the duration of the Initial Term, for an aggregate bonus amount of $40,000, and (iii) a pro-rata bonus for the fiscal year of termination of $3,863, assuming one-hundred percent of applicable performance targets are attained and Mr. Leger’s termination occurred on December 9, 2015, payable at the same time we pay incentive bonuses with respect to the fiscal year in which the termination occurs.  The dollar amounts in this column include, for Mr. Davis, (i) continuation of base salary for twelve months following the date of termination in an aggregate amount of $275,000, based on Mr. Davis’s current base salary of $275,000 per annum, (ii) an amount equal to 1/12 of Mr. Davis’s current target annual bonus of $27,500 per annum, payable for twelve months following Mr. Davis’s termination date, for an aggregate bonus amount of $27,500, and (iii) a pro-rata bonus of $5,274 for the fiscal year of termination, assuming one-hundred percent of applicable performance targets are attained and Mr. Davis’s termination occurred on December 9, 2015, payable at the same time we pay incentive bonuses with respect to the fiscal year in which the termination occurs.  Each of Messrs. Leger’s and Davis’s cash severance amounts are triggered by a qualifying termination of employment, regardless of the occurrence of a change in control.  Such cash severance amounts are payable to Mr. Leger pursuant to his non-competition agreement, which will automatically be null and void in the event that, among other things, the Merger is not consummated or the Merger Agreement is terminated for any reason in accordance with its terms.  As discussed above, in connection with Mr. Davis’s transition from the role of Chief Financial Officer to the role of a consultant in connection with the Merger, Mr. Davis will be entitled to receive severance payments under his employment agreement as if he were involuntarily terminated without “cause.”  For more information, see “—Consultancy and/or Non-Competition Agreements” and “—Employment Agreements” above.

(2) In the event the Merger is not consummated, the amounts presented in this column would increase to $750,000 for Mr. Libratore and would decrease to $330,000 for Mr. Davis and $130,000 for Mr. Leger, for the reasons explained in the remainder of this footnote. Pursuant to the terms of his employment agreement, the dollar amounts in this column would include, for Mr. Libratore (i) continuation of base salary for eighteen months following the date of termination in an aggregate amount of $600,000, based on Mr. Libratore’s current base salary of $400,000 per annum, (ii) an amount equal to 1/12 of Mr. Libratore’s current target annual bonus of $60,000 per annum, payable each month for eighteen months following Mr. Libratore’s termination date, for an aggregate bonus amount of $90,000, and (iii) a pro-rata bonus for the fiscal year of termination, payable at the same time we pay incentive bonuses with respect to the fiscal year in which the termination occurs, which amount is assumed to be $60,000 (based on the amount of Mr. Libratore’s bonus for the fiscal year ended September 30, 2015, and assuming Mr. Libratore was terminated as of that date). Pursuant to the terms of his employment agreement, the dollar amounts in this column would include, for Mr. Davis (i) continuation of base salary for twelve months following the date of termination in an aggregate amount of $275,000, based on Mr. Davis’s current base salary of $275,000 per annum (ii) an amount equal to 1/12 of Mr. Davis’s current target annual bonus of $27,500 per annum, payable each month for twelve months following Mr. Davis’s termination date, for an aggregate bonus amount of $27,500, and (iii) a pro-rata bonus for the fiscal year of termination, payable at the same time we pay incentive bonuses with respect to the fiscal year in which the termination occurs, which amount is assumed to be $27,500 (based on the amount of Mr. Davis’s bonus for the fiscal year ended September 30, 2015, and assuming Mr. Davis was terminated as of that date).  Pursuant to the terms of his employment agreement, the dollar amounts in this column would include, for Mr. Leger (i) continuation of base salary for six months following the date of termination in an aggregate amount of $100,000, based upon Mr. Leger’s current base salary of $200,000 per annum, (ii) an amount equal to 1/12 of Mr. Leger’s current target annual bonus of $20,000 per annum, payable each month for six months following Mr. Leger’s termination date, for an aggregate bonus amount of $10,000, and (iii) a pro-rata bonus for the fiscal year of termination, payable at the same time we pay incentive bonuses with respect to the fiscal year in which the termination occurs, which amount is assumed to be $20,000 (based on the amount of Mr. Leger’s bonus for the fiscal year ended September 30, 2015, and assuming Mr. Leger was terminated as of that date).

(3) The dollar amounts in this column represent the aggregate dollar amount payable with respect to options to acquire shares of common stock held by our named executive officers under our 2007 Stock Plan that are in-the-money, the vesting of which will be accelerated and which will be cancelled and converted into the right to receive the consideration in the Merger, subject to withholding for any taxes required to be withheld in accordance with the Merger Agreement.  For more information, see “— Outstanding Equity Awards at Fiscal Year End” and “Equity Compensation Plan Information” below.

(4) In the event the Merger is not consummated, the amount presented in this column would decrease to zero for Mr. Leger.  None of our named executive officers would be entitled to payments or acceleration of vesting with respect to equity awards held by such named executive officers in connection with a termination or change in control, as all equity awards held by such named executive officers are fully vested.

(5) The dollar amounts in this column represent the estimated maximum cost of continuation of medical benefits assuming that (i) each of Messrs. Davis and Leger is involuntarily terminated without “cause” or resigns from his employment for “good reason” immediately following consummation of the Merger, and (ii) such medical benefits are continued for the duration of the Initial Term (for Mr. Leger) and twelve months following termination (for Mr. Davis). As discussed above, in connection with Mr. Davis’s transition from the role of Chief Financial Officer to the role of a consultant in connection with the Merger, Mr. Davis will be entitled to receive severance payments under his employment agreement as if he were involuntarily terminated without “cause.”

(6) In the event the Merger is not consummated, the amount presented in this column would increase to $39,600 for Mr. Libratore and would decrease to $2,575 for Mr. Leger. Such changes are the result of each named executive officer’s entitlement, under their existing employment agreements, to continuation of medical benefits following termination of employment (eighteen months’ continuation for Mr. Libratore, twelve months’ continuation for Mr. Davis, and six months’ continuation for Mr. Leger).  Because Mr. Davis is entitled to equivalent benefits pursuant to the terms of his current employment agreement and his consultancy and non-competition agreement entered into in connection with the Merger, the amount presented in this column for Mr. Davis would not change.

(7) The dollar amounts in this column represent the maximum consulting fees payable to Mr. Davis pursuant to Mr. Davis’s consultancy and non-competition agreement.  Such fees are payable to Mr. Davis in a lump sum upon the closing of the Merger.  These amounts may be characterized as “single trigger” because they are payable upon the closing of the Merger, although such fees relate to services to be provided by Mr. Davis during the twelve-month period following the Merger.  For more information, see “—Consultancy and/or Non-Competition Agreements” above.

(8) In the event the Merger is not consummated, the amount presented in this column would decrease to zero for Mr. Davis, since Mr. Davis’s consultancy and non-competition agreement would not go into effect and the fees payable to Mr. Davis thereunder would not be paid.

(9) In the event the Merger is not consummated, the totals presented in this column would increase to $789,600 for Mr. Libratore and would decrease to $337,680 for Mr. Davis and $132,575 for Mr. Leger, based on the assumptions indicated in Footnotes 2, 4, 6 and 8 above.

Equity Compensation Plan Information

Our 2007 Stock Plan (the “Stock Plan”) provides that the Board of Directors may grant to those individuals who are eligible under the terms of the Stock Plan nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, performance units and other incentives payable in shares of the Company’s common stock as the Board of Directors may determine. Such grants may be made to officers, employees or members of the Board of Directors of the Company and its subsidiaries as well as the Company’s consultants, agents, advisors and independent contractors in exchange for bona fide services rendered. The number of shares of common stock to be reserved and available for awards under the Stock Plan (subject to certain adjustments as provided therein) is 2,105,000.

The purpose of the Stock Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders.

The following table presents details of the Company’s equity compensation plan as of September 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	617,916	$1.37	105,922
Equity compensation plans not approved by security holders	–	–	–
Total	617,916	$1.37	105,922

(1) Consists of the Company’s 2007 Stock Plan.

Description of the Stock Plan

The Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. The maximum number of shares of common stock available for issuance under the Stock Plan is 2,105,000.

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

Eligibility

An award under the Stock Plan can be made to any employee, officer or director of the Company or a subsidiary, as selected by the Compensation Committee. Subject to certain limitations, an award under the plan can also be made to any consultant, agent, advisor or independent contractor to the Company or a related company, as selected by the Compensation Committee. As of September 30, 2014, there were approximately 319 employees, including officers, and 2 directors eligible to participate in the Stock Plan.

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

Restricted Stock and Stock Units

Under the Stock Plan, the Compensation Committee may grant shares of restricted stock and stock units on terms and conditions, including performance criteria, repurchase and forfeiture, as determined by the Compensation Committee. Upon satisfaction of the terms and conditions of the award, shares of restricted stock become transferable, and the stock units become payable in cash, shares of common stock, or a combination of both, in the discretion of the Compensation Committee.

Amendment and Termination of the Stock Plan

The Board or the Compensation Committee may, at any time, amend, suspend or terminate the Stock Plan or any portion of the plan, provided that to the extent required by law or a stock exchange rule, shareholder approval is required for any amendment to the plan. By its terms, the Stock Plan terminates ten years after its effective date.

Recent Grants

In the fiscal year which ended September 30, 2015, the Company granted 88,104 options to its directors, executive officers and employees pursuant to the Stock Plan.

Grants of Plan-Based Awards

Our named executive officers did not receive any grants of plan-based awards pursuant to our 2007 Stock Plan during the fiscal year ended September 30, 2015.

Outstanding Equity Awards at Fiscal Year-End

The Company’s outstanding equity awards to the named executive officers at September 30, 2015, are set forth in the following table:

	Number of
	Securities
	Underlying
	Unexercised	Option	Option
	Options (#)	Exercise	Expiration
Name	Exercisable	Price	Date
Mark A. Libratore	75,000	$1.32	December 27, 2015

Robert J. Davis	45,000	$0.97	February 14, 2018

John Leger	20,000	$1.20	December 27, 2015
	45,000	$0.97	February 14, 2018

Since September 30, 2015, all of the foregoing equity awards have been exercised by the applicable named executive officer, except that the 45,000 in options, exercisable by Mr. Leger through February 14, 2018 at an exercise price of $0.97 per share, still remain outstanding as of the date of this Form 10-K.

Option Exercises and Stock Vested

During the fiscal year ended September 30, 2015, the option awards exercised by our named executive officers during the fiscal year ended September 30, 2015, are set forth in the following table:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Mark A. Libratore	0	0

Robert J. Davis	55,000	102,750

John Leger	0	0

Pension Benefits

Our named executive officers and directors do not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us.

Nonqualified Deferred Compensation

Our named executive officers and directors do not participate in any plan sponsored by us that provides for the deferral of compensation on a non-tax-qualified basis.

Director Compensation

Directors other than Mr. Libratore receive (i) an annual fee of $25,000 (plus an additional $12,000 if Audit Committee chairman, $9,000 if Compensation committee chairman, and $6,000 if Nominating & Corporate Governance chairman); (ii) a per Board meeting fee of $1,250 and $500 for each committee meeting and (iii) a one-time issuance of $50,000 worth of shares of common stock of the Company, calculated by reference to the market price at the date of grant.

The following table sets forth each Director’s compensation for the year ended September 30, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Mark A. Libratore(3)	−	−	−
Jeannette Corbett	$56,000	$50,000	$106,000
Tyler Wick	$51,500	$50,000	$101,500
Philip Sprinkle	$40,500	$50,000	$90,500
Ruben King- Shaw	$41,500	$50,000	$91,500

(1) Stock Awards reflects the grant date fair value of the common stock awards made to each director during the fiscal year ended September 30, 2015, calculated in accordance with ASC Topic 718. For a discussion of the assumptions we made in valuing our stock awards, see “Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 6—Stockholder Equity—Director Stock Grants” of the accompanying financial statements. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.”

(2) At September 30, 2015, Ms. Corbett held an aggregate of 150,013 shares of our common stock; Mr. Wick held an aggregate of 193,763 shares of our common stock; Mr. Sprinkle held an aggregate of 22,026 shares of our common stock; and Mr. King-Shaw held an aggregate of 22,026 shares of our common stock.

(3) Mr. Libratore is not compensated for his services as a director.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are non-employee directors.  None of our executive officers serves as a director or compensation committee member of any entity that has one or more of its executive officers serving as one of our Directors or on our Compensation Committee.

Risk Considerations

We do not believe that our compensation practices and policies for our employees, including our executive officers, create risks or are likely to create risks that are reasonably likely to have a material adverse effect on us or our results of operations or financial condition.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock, as of November 30, 2015:

•

by each person known by us to be the beneficial owner of 5% or more of our common stock;

•

by each of our directors and executive officers; and

•

by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 53,885,978 shares outstanding on December 8, 2015, plus 305,000 shares deemed outstanding pursuant to Rule 13d-3, for a total of 54,190,978 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Liberator Medical Holdings, Inc., 2979 SE Gran Park Way, Stuart, Florida 34997.

Name and Address	Number of Shares	Percent
5% Beneficial Owners: (1)

Millennium Partners, L.P.(2)	3,364,012	6.21%
c/o Millennium Management LLC
666 Fifth Avenue, 8th Floor
New York, NY 10103

GAMCO Investors, Inc., et. al.(3)	3,283,276	6.06%
One Corporate Center
Rye, NY 10580

Directors and Executive Officers:

Mark A. Libratore	19,785,867	36.51%
President and Chief Executive Officer and Director

Robert Davis	815,000	1.50%
Chief Financial Officer

John Leger, Vice President, Operations(4)	280,165	*

Tyler Wick, Director	205,013	*

Jeannette Corbett, Director	150,013	*

Ruben Jose King-Shaw, Jr., Director	22,026	*

Philip Sprinkle, Director	22,026	*

All directors and executive officers as a group (7 persons) (4)	21,280,110	39.27%

___________________________

* Indicates less than one percent (1%).

(1) As the result of an irrevocable proxy granted by Messrs. Libratore and Davis to C.R. Bard, Inc., (“Bard”) pursuant to a certain Voting and Support Agreement entered into in connection with the Merger described under the caption “Item 1.  Business—Recent Entry into Merger Agreement” above, Bard may be deemed to have beneficial ownership of a total of 20,480,867 shares of our Common Stock, plus an additional 120,000 shares of our Common Stock resulting from recent exercises by Messrs. Libratore and Davis of certain options to acquire shares of our Common Stock.  Neither the filing of this Form 10-K nor any of its contents shall be deemed to constitute an admission by Bard that it is the beneficial owner of any of our Common Stock for purposes of Section 13(d) of the Exchange Act, or for any other purpose, and such beneficial ownership has been expressly disclaimed by Bard.

(2) As reported on its Amendment No. 13 to Schedule 13D filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2015, Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), and may be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners. Israel A. Englander is the managing member of Millennium Management and may be deemed to have shared voting control and investment discretion over securities owned by Millennium Partners.

 (3) As reported on its Schedule 13D filed with the SEC on November 30, 2015, Mario J. Gabelli (“Mario Gabelli”), and various entities which he directly or indirectly controls or acts as chief investment officer, reported that they had power to vote and dispose of an aggregate of 3,283,276 shares of our Common Stock.  Each of the reporting persons and covered persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares of our Common Stock reported as of November 30, 2015, as follows: (i) 1,954,102 shares by Gabelli Funds, LLC, (ii) 448,000 shares by GAMCO Asset Management Inc. (“GAMCO”), (iii) 519,056 shares by Teton Advisors, Inc. (“Teton Advisors”), (iv) 361,218 shares by Gabelli Securities, Inc. (“GSI”) and (v) 900 shares by GAMCO Investors, Inc. (“GBL”).  Mario Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons.  GSI is deemed to have beneficial ownership of the shares owned beneficially by G.research, LLC, a wholly-owned subsidiary of GSI. GBL and GGCP, Inc., the manager and a member of GGCP Holdings, which is the controlling stockholder of GBL (“GGCP”), are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Mario Gabelli and Gabelli Foundation, Inc.  Mario Gabelli, GBL and GGCP have indirect power with respect to the shares beneficially owned directly by the other reporting persons.  The reporting persons do not admit that they constitute a group.

(4) This number includes 45,000 shares of our Common Stock issuable upon exercise of options which are currently exercisable.

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

Other than as disclosed elsewhere in this Form 10-K, there have not been, since October 1, 2014, nor are the currently proposed, any transactions with related person required to be reported pursuant to Item 404(a) of Regulations S-K.

Each of our non-employee Directors, specifically Ms. Corbett and Messrs. Wick, King-Shaw and Sprinkle, is “independent” as defined in the listing standards of NYSE MKT.  Moreover, each of Ms. Corbett and Messrs. Wick and King-Shaw, as our current Audit Committee members, are independent as that term is defined under the independence standards for audit committee members in the Exchange Act and in the listing standards of the NYSE MKT, and Ms. Corbett is an audit committee financial expert, as that term is defined in Item 407 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

Crowe Horwath LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2015, 2014 and 2013.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended September 30, 2015 and 2014, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Crowe Horwath LLP
	2015	2014
Audit fees	$171,159	$194,700
Audit related fees	−	−
Total Fees	$171,159	$194,700

Audit Committee

The audit and non-audit related fees of the Company’s independent auditors are subject to an engagement letter between the Company and the independent auditors. Each engagement letter is reviewed and approved by the Company’s Audit Committee.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The consolidated financial statements and related notes, together with the report of Crowe Horwath LLP, appear at pages F-1 through F-20 following the Exhibit List, as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Certain schedules are omitted because they are either not required, not applicable, or the information is otherwise included.

Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act. See Exhibit Index following the signature page to this report for a complete list of documents filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR MEDICAL HOLDINGS, INC.

By: /s/ Mark A. Libratore

Mark A. Libratore

President, Chief Executive Officer and Director

Date: December 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Mark A. Libratore	President, Chief Executive Officer and	December 14, 2015
Mark A. Libratore	Director (principal executive officer)

/s/ Robert J. Davis	Chief Financial Officer	December 14, 2015
Robert J. Davis	(principal financial and accounting officer)

/s/ Jeannette Corbett	Director	December 14, 2015
Jeannette Corbett
December 14, 2015
/s/ Tyler Wick	Director
Tyler Wick

/s/ Ruben King- Shaw	Director	December 14, 2015
Ruben King- Shaw

/s/ Philip Sprinkle	Director	December 14, 2015
Philip Sprinkle

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 19, 2015, by and among Liberator Medical Holdings, Inc., C. R. Bard, Inc. and Freedom MergerSub, Inc. (8)
2.2	Voting and Support Agreement, dated as of November 19, 2015, by and among C. R. Bard, Inc., Mark A. Libratore and Robert Davis. (8)

3.1

Articles of Incorporation of Liberator Medical Holdings, Inc. (formerly known as Cardiff Communications, Inc.), as amended by the Certificate of Amendment to Articles of Incorporation, dated August 26, 2005, and the Certificate Of Amendment to Articles of Incorporation, dated June 4, 2007.  (2)

3.2	Amended and Restated By-Laws of Liberator Medical Holdings, Inc. (3)

10.1 *	Form of Amended and Restated 2007 Stock Plan. (6)
10.2	Lease Agreement, dated April 19, 2005, by and between Liberator Medical Holdings, Inc. and Sunshine Holdings, Inc. (2)
10.3 *	Employment Agreement, dated December 1, 2008, by and between Liberator Medical Holdings, Inc. and Mark A. Libratore. (4)
10.4 *	Employment Agreement, dated December 1, 2008, by and between Liberator Medical Holdings, Inc. and Robert Davis. (4)
10.5 *	Employment Agreement, dated December 1, 2008, by and between Liberator Medical Holdings, Inc. and John Leger. (4)
10.6	Indemnification Agreement, dated as of August 19, 2010, by and between Liberator Medical Holdings, Inc., and Jeannette Corbett (9)
10.7	Indemnification Agreement, dated as of August 19, 2010, by and between Liberator Medical Holdings, Inc., and Tyler Wick (9)
10.8	Letter Agreement dated February 11, 2011, by and among the Liberator Medical Holdings, Inc., Liberator Medical Supply, Inc., and PNC Bank, National Association (5)
10.9	Revolving Line of Credit Note dated February 11, 2011, by and among Liberator Medical Holdings, Inc., Liberator Medical Supply, Inc., and PNC Bank, National Association (5)
10.10	Borrowing Base Rider dated February 11, 2011, by and among Liberator Medical Holdings, Inc., Liberator Medical Supply, Inc., and PNC Bank, National Association (5)
10.11	Security Agreement dated as of February 11, 2011, by and between Liberator Medical Holdings, Inc., and PNC Bank, National Association (5)
10.12	Security Agreement dated as of February 11, 2011, by and between Liberator Medical Supply, Inc., and PNC Bank, National Association (5)
10.13	Guaranty and Suretyship Agreement dated as of February 11, 2011, by and between Liberator Health and Education Services, Inc., and PNC Bank, National Association (5)
10.14	Guaranty and Suretyship Agreement dated as of February 11, 2011, by and between Practica Medical Manufacturing, Inc., and PNC Bank, National Association (5)
10.15	Guaranty and Suretyship Agreement dated as of February 11, 2011, by and between Liberator Health and Wellness, Inc., and PNC Bank, National Association (5)
10.16	Lease Extension Agreement, dated January 23, 2012, by and between Liberator Medical Holdings, Inc. and Sunshine Holdings, Inc. (7)
10.17	Lease Extension Agreement, dated December 5, 2013, by and between Liberator Medical Holdings, Inc. and Sunshine Holdings, Inc. (9)
10.18 *	Non-Competition Agreement, dated as of November 19, 2015, by and among Liberator Medical Holdings, Inc., C. R. Bard, Inc., Freedom MergerSub, Inc. and Mark A. Libratore. (8)
10.19 *	Consultancy and Non-Competition Agreement, dated as of November 19, 2015, by and among Liberator Medical Holdings, Inc., C. R. Bard, Inc., Freedom MergerSub, Inc. and Robert Davis. (8)
10.20*	Non-Competition Agreement, dated as of November 19, 2015, by and among Liberator Medical Holdings, Inc., C. R. Bard, Inc., Freedom MergerSub, Inc. and John Léger. (8)

14.1	Liberator Medical Holdings, Inc. Code of Conduct and Ethics. (2)

21.1	Subsidiaries(9)

23.1	Consent of Crowe Horwath LLP (9)

1

31.1	Section 302 Certificate of Chief Executive Officer (9)
31.2	Section 302 Certificate of Chief Financial Officer (9)

32.1	Section 906 Certificate of Chief Executive Officer (9)
32.2	Section 906 Certificate of Chief Financial Officer (9)

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags. (9)

* Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Current Report Form 8-K filed with the Securities and Exchange Commission on May 5, 2008.

(2)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2008.

(3)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008

(4)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 9, 2009.

(5)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2011.

(6)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Definitive Additional Proxy Materials on Schedule 14A filed with the Securities and Exchange Commission on September 12, 2011.

(7)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Post-Effective Amendment No. 6 on Form S-1 filed with the Securities and Exchange Commission on March 22, 2013.

(8)	Incorporated by reference to Liberator Medical Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.

(9)	Filed herewith.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Liberator Medical Holdings, Inc. and Subsidiaries

Stuart, Florida

We have audited the accompanying consolidated balance sheets of Liberator Medical Holdings, Inc. and Subsidiaries (“Liberator”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2015. We also have audited Liberator’s internal control over financial reporting as of September 30, 2015 based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberator’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Liberator's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberator as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Liberator maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 12 of the Notes to the Consolidated Financial Statements, on November 19, 2015, Liberator entered into a definitive agreement to be acquired by C. R. Bard, Inc., for a cash purchase price of $3.35 per fully-diluted share, or approximately $181 million in the aggregate. Our opinion is not modified with respect to this matter

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

December 14, 2015

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2015 and 2014

(In thousands, except dollar per share amounts)

	2015	2014

Assets
Current Assets:
Cash	$9,433	$12,261
Accounts receivable, net of allowances of $5,989 and $4,569, respectively	10,333	8,866
Inventory, net of allowance for obsolete inventory of $221 and $181, respectively	6,248	1,954
Deferred tax assets	2,897	2,005
Prepaid and other current assets	670	449
Total Current Assets	29,581	25,535
Property and equipment, net of accumulated depreciation of $4,425 and $4,016, respectively	993	1,260
Deferred advertising, net	31,536	26,936
Intangible assets, net of accumulated amortization of $397 and $281, respectively	304	420
Other assets	158	178
Total Assets	$62,572	$54,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,915	$6,085
Accrued liabilities	2,683	1,758
Dividends payable	1,741	1,728
Credit line facility	1,500	−
Income tax payable	531	178
Other current liabilities	103	161
Total Current Liabilities	16,473	9,910
Deferred tax liabilities	11,973	10,031
Credit line facility	−	1,500
Other long-term liabilities	421	453
Total Liabilities	28,867	21,894

Commitments and contingencies (see Note 9)

Stockholders’ Equity:
Common stock, $0.001 par value, 200,000 shares authorized, 53,927 and 53,520 shares issued, respectively; 53,573 and 53,166 shares outstanding at September 30, 2015 and 2014, respectively	54	54
Additional paid-in capital	37,290	36,385
Accumulated deficit	(3,159)	(3,524)
Treasury stock, at cost; 354 shares at September 30, 2015 and 2014	(480)	(480)
Total Stockholders’ Equity	33,705	32,435
Total Liabilities and Stockholders’ Equity	$62,572	$54,329

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the fiscal years ended September 30, 2015, 2014 and 2013

(In thousands, except dollar per share amounts)

	2015	2014	2013

Net Sales	$81,602	$74,569	$69,111

Cost of Sales	31,531	27,808	25,689

Gross Profit	50,071	46,761	43,422

Operating Expenses:
Payroll, taxes and benefits	15,457	14,788	14,311
Advertising	11,157	9,902	8,908
Bad debts	4,408	3,279	3,069
Depreciation and amortization	525	663	683
General and administrative	5,977	5,420	4,692
Litigation settlement	600	−	−
Total Operating Expenses	38,124	34,052	31,663

Income from Operations	11,947	12,709	11,759

Other expenses	(63)	(50)	(83)

Income before Income Taxes	11,884	12,659	11,676

Provision for Income Taxes	4,576	4,857	4,598

Net Income	$7,308	$7,802	$7,078

Basic earnings per share:
Weighted average shares outstanding	53,341	52,704	50,115
Earnings per share	$0.14	$0.15	$0.14

Diluted earnings per share:
Weighted average shares outstanding	53,717	53,679	52,375
Earnings per share	$0.14	$0.15	$0.14

Dividends declared per common share	$0.13	$0.12	$0.08

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the fiscal years ended September 30, 2015, 2014 and 2013

(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity

Balance at October 1, 2012	48,143	$48	$34,707	$(7,746)	$(50)	$26,959
Options issued to employees and directors	−	−	76	−	−	76
Common stock issued for exercise of options and warrants	4,294	5	265	−	−	270
Common stock issued for employee stock purchase plan	111	−	63	−	−	63
Purchase of treasury stock	(265)	−	−	−	(430)	(430)
Net income	−	−	−	7,078	−	7,078
Cash dividends declared, $0.08 per share	−	−	−	(4,185)	−	(4,185)
Balance at September 30, 2013	52,283	$53	$35,111	$(4,853)	$(480)	$29,831
Options issued to employees and directors	−	−	89	−	−	89
Common stock issued to directors	26	−	112	−	−	112
Common stock issued for exercise of options and warrants	857	1	895	−	−	896
Income tax benefit related to exercise of stock options	−	−	178	−	−	178
Net income	−	−	−	7,802	−	7,802
Cash dividends declared, $0.12 per share	−	−	−	(6,473)	−	(6,473)
Balance at September 30, 2014	53,166	$54	$36,385	$(3,524)	$(480)	$32,435
Options issued to employees and directors	−	−	31	−	−	31
Common stock issued to directors	88	−	200	−	−	200
Common stock issued for exercise of options and warrants	319	−	656	−	−	656
Income tax benefit related to exercise of stock options	−	−	18	−	−	18
Net income	−	−	−	7,308	−	7,308
Cash dividends declared, $0.13 per share	−	−	−	(6,943)	−	(6,943)
Balance at September 30, 2015	53,573	$54	$37,290	$(3,159)	$(480)	$33,705

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the fiscal years ended September 30, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Cash flow from operating activities:
Net income	$7,308	$7,802	$7,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,585	10,473	9,404
Stock-based compensation	231	201	76
Provision for doubtful accounts and contractual adjustments	4,385	3,506	3,407
Deferred income taxes	1,050	1,532	3,321
Reserve for inventory obsolescence	40	14	126
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,853)	(4,535)	(787)
Deferred advertising	(15,660)	(14,043)	(9,000)
Inventory	(4,333)	255	368
Other assets	(186)	(205)	40
Income taxes prepaid and payable	360	(1,024)	1,104
Accounts payable	3,829	1,171	(1,724)
Accrued liabilities	925	405	235
Other liabilities	17	(24)	(15)
Net Cash Flow Provided by Operating Activities	3,698	5,528	13,633

Cash flow from investing activities:
Purchase of property and equipment and other	(116)	(194)	(367)
Proceeds from sale of property and equipment	−	4	−
Acquisition of business, net of cash acquired	−	(170)	(319)
Net Cash Flow Used in Investing Activities	(116)	(360)	(686)

Cash flow from financing activities:
Repayments to credit line facility	−	−	(1,000)
Costs associated with credit line facility	(21)	(21)	(21)
Proceeds from employee stock purchase plan	−	−	48
Proceeds from exercise of options and warrants	656	896	270
Income tax benefit related to exercise of stock options	18	178	−
Cash dividends paid	(6,930)	(6,314)	(2,616)
Purchase of treasury stock	−	−	(430)
Payments of capital lease obligations	(133)	(99)	(71)
Net Cash Flow Used in Financing Activities	(6,410)	(5,360)	(3,820)

Net increase (decrease) in cash	(2,828)	(192)	9,127

Cash at beginning of period	12,261	12,453	3,326

Cash at end of period	$9,433	$12,261	$12,453

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$51	$84
Cash paid for income taxes	$3,149	$4,170	$171

Supplemental schedule of non-cash financing activities:
Capital expenditures funded by capital lease borrowings or term notes	$26	$562	$23
Cash dividends declared, but not yet paid	$1,741	$1,728	$1,569

See accompanying notes to consolidated financial statements

Liberator Medical Holdings, Inc. and Subsidiaries

Notes To The Consolidated Financial Statements

September 30, 2015

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

Segment Reporting

The Company operates and tracks its results as one reportable segment, Mail Order Supplies, based on the aggregation of three operating segments. Over 99% of the Company’s net sales are generated through the Mail Order Supplies operating segment. The Company operates a retail store in Tennessee and a small specialty catheter manufacturer with nominal operations based in Florida, which sell the same types of medical supplies as our Mail Order Supplies segment, but sales are less than 1% of the Company’s total net sales for these two operating segments. The Company’s President and Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The following table summarizes the Company’s revenues by product line as a percentage of net sales for the fiscal years ending September 30, 2015, 2014 and 2013:

	2015	2014	2013
Product Lines:
Urological supplies	73.6%	75.9%	77.3%
Ostomy supplies	22.1%	19.5%	16.5%
Mastectomy fashions	4.1%	4.5%	5.2%
Diabetic supplies	0.2%	0.1%	1.0%

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates include, but are not limited to, (i) the net realizable value of accounts receivable; (ii) the reserve for excess and obsolete inventory; (iii) the expected period and amounts of future benefits to be realized directly from deferred direct advertising costs; (iv) the fair values of stock compensation expense; (v) the valuation of intangible assets; (vi) the valuation allowances for deferred income tax assets; and (vii) the settlement amount for a civil qui tam litigation discussed below in Note 9 . Actual results could differ from management’s estimates.

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

The following is a reconciliation of the beginning and ending allowances for accounts receivable for the fiscal years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	Beginning Balance at October 1st	Charged against Revenues or to Bad Debt Expense	Actual Deductions against Allowance		Ending Balance at September 30th
Fiscal year ended September 30, 2013:
Allowance for contractual adjustments	$769	$338	$	−	$1,107
Allowance for uncollectible accounts	4,275	3,069		(3,949)	3,395
Total allowances for accounts receivable	$5,044	$3,407		$(3,949)	$4,502

Fiscal year ended September 30, 2014:
Allowance for contractual adjustments	$1,107	$228	$	−	$1,335
Allowance for uncollectible accounts	3,395	3,279		(3,440)	3,234
Total allowances for accounts receivable	$4,502	$3,507		$(3,440)	$4,569

Fiscal year ended September 30, 2015:
Allowance for contractual adjustments	$1,335	$(23)	$	−	$1,312
Allowance for uncollectible accounts	3,234	4,408		(2,965)	4,677
Total allowances for accounts receivable	$4,569	$4,385		$(2,965)	$5,989

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

A summary of deferred advertising costs for the fiscal years ended September 30, 2015, 2014 and 2013, is as follows (in thousands):

	2015	2014	2013
Deferred Advertising Costs:
Beginning Balance, 10/1	$26,936	$22,705	$22,426
Plus: Direct-response advertising spend	15,660	14,043	9,000
Less: Amortization of deferred advertising costs	(11,060)	(9,812)	(8,721)
Ending Balance, 9/30	$31,536	$26,936	$22,705

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

The Company incurred and capitalized $21,000 of debt issuance costs associated with the extension of the due date on the Company’s Credit Line Facility during each of the fiscal years ended September 30, 2015, 2014 and 2013. Debt issuance costs amortized for the fiscal years ended September 30, 2015, 2014 and 2013, were $23,000, $21,000 and $23,000, respectively.

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

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. We currently amortize acquired intangible assets with finite lives over a period of between five and eight years.

Long –lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during fiscal years 2015, 2014 or 2013.

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

Shipping and Handling Costs

Shipping and handling costs are not charged to the patients in compliance with Medicare policy. Shipping and handling costs for the years ended September 30, 2015, 2014 and 2013, were $2,513,000, $2,301,000 and $2,163,000, respectively. These amounts are included in cost of sales on the accompanying consolidated statements of operations.

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

Historically, since the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, we utilized the simplified method to calculate the expected term of stock-based awards. For future stock-based awards, the Company will consider the exercise behavior for past grants and model the pattern of the aggregate exercises to calculate the expected term of future stock-based awards.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In July 2015, the FASB delayed the effective date of the new guidance by one year. The guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, early adoption is now permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

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

In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. Currently, deferred tax liabilities and assets are required to be presented as current and noncurrent in a classified balance sheet. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. For public entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this guidance is not expected to have a material impact on our financial position, overall results of operations or cash flows.

Note 3 — Property and Equipment

A summary of property and equipment at September 30, 2015 and 2014, is as follows (dollars in thousands):

	Estimated Life	2015	2014
Leased equipment	3 — 5 years	$1,248	$1,222
Transportation equipment	5 — 10 years	81	81
Warehouse equipment	5 — 10 years	290	257
Office furniture	5 — 10 years	632	630
Computer equipment	3 — 5 years	725	675
Telephone equipment	5 years	106	104
Website	5 years	150	150
Software	3 years	409	380
Leasehold improvements	Shorter of life of asset or lease	1,754	1,754
Signage	5 — 10 years	23	23
Total property and equipment		5,418	5,276
Less: accumulated depreciation		(4,425)	(4,016)
Property and equipment, net		$993	$1,260

The amounts charged to operating expenses for depreciation of property and equipment for the years ended September 30, 2015, 2014 and 2013 were $409,000, $551,000 and $604,000, respectively.

Note 4 — Intangible Assets

A summary of intangible assets at September 30, 2015 and 2014, is as follows (in thousands):

	2015	2014
Acquired customer lists	$620	$620
Less: accumulated amortization	(374)	(268)
Net acquired customer lists	246	352

Acquired trade name	81	81
Less: accumulated amortization	(23)	(13)
Net acquired trade name	58	68

Total intangible assets	701	701
Less: accumulated amortization	(397)	(281)
Net intangible assets	$304	$420

Amortization expense associated with intangible assets for fiscal years 2015, 2014 and 2013 was $116,000, $112,000 and $78,000, respectively. The remaining amortization period for acquired customer lists and trade names is 6.25 and 5.75 years respectively. It is anticipated that there will be no residual value at the end of the amortization period for the intangible assets.

Estimated amortization expense for intangible assets as of September 30, 2015, for the next five fiscal years is as follows (in thousands):

Amount
Fiscal years ending September 30:
2016	$91
2017	50
2018	44
2019	41
2020	41
$267

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

As of September 30, 2015, the Company was in default of the Fixed Coverage Charge ratio covenant. Without a modification to the calculation of the Fixed Coverage Charge ratio, the Company did not expect to be in compliance with the covenant for the quarter ending December 31, 2015. Subsequently, on December 8, 2015, the Company repaid the outstanding balance of $1,500,000 and terminated the credit line facility with PNC.

The interest rate for the outstanding balance as of September 30, 2015, was 2.69%. For the fiscal years ended September 30, 2015, 2014 and 2013, the Company incurred $41,000, $42,000 and $75,000, respectively, in interest expense related to the outstanding balances pursuant to the PNC Credit Line Facility.

NOTE 6 — Stockholders’ Equity

Warrants

In November 2007, the Company issued warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share as compensation for consulting services. These warrants expired during fiscal year 2013.

As of October 1, 2012, the Company had outstanding warrants to purchase 5,174,000 shares of the Company's common stock at an exercise price of $1.00 per share. These warrants were issued in connection with convertible notes issued from February 2008 through October 2008. During fiscal year 2013, warrants to purchase 16,000 shares of the Company’s common stock were exercised. Warrants to purchase 5,158,000 shares expired during fiscal year 2013.

In connection with the sale of common stock in March 2010 for gross proceeds of $7 million, the Company issued warrants to purchase 233,333 shares of the Company’s common stock at an exercise price of $2.50 per share to the placement agent. During the fiscal years ended September 30, 2015 and 2014, warrants to purchase 212,916 shares of the Company’s common stock were exercised. Warrants to purchase 20,417 shares expired during fiscal year 2015.

A summary of warrants issued, exercised and expired during the fiscal years ended September 30, 2015, 2014 and 2013, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at October 1, 2012	5,532,333	$1.09
Issued	-	-
Exercised	(16,000)	1.00
Expired	(5,283,000)	1.02
Balance at September 30, 2013	233,333	$2.50
Issued	-	-
Exercised	(29,167)	2.50
Expired	-	-
Balance at September 30, 2014	204,166	$2.50
Issued	-	-
Exercised	(183,749)	2.50
Expired	(20,417)	2.50
Balance at September 30, 2015	-	-

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

As of September 30, 2015, there have been 2,715,000 shares issued through option awards; 830,000 of these options have expired or have been forfeited; and 1,267,084 shares have been exercised pursuant to the 2007 Stock Plan. In addition, 114,078 shares have been granted to directors. As of September 30, 2015, there were 617,916 options outstanding and 105,922 shares available for grant under the 2007 Stock Plan.

There were no options granted during fiscal year 2015. There were 150,000 and 370,000 options granted during the fiscal years 2014 and 2013, respectively. The weighted-average grant date fair values of options granted during the fiscal years 2014 and 2013 were $0.50 and $0.29, respectively. There were 135,000, 827,584 and 367,000 options exercised during fiscal years 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised during the fiscal years 2015, 2014 and 2013 was approximately $238,000, $2,210,000 and $309,000, respectively.

The fair values of stock-based awards granted during the fiscal year ended September 30, 2014 and 2013, were calculated with the following weighted-average assumptions:

	2014	2013
Risk-free interest rate:	0.68%	0.40%
Expected term:	3.0 years	2.9 years
Expected dividend yield:	5.60%	0.00%
Expected volatility:	48.34%	46.87%

For the fiscal years ended September 30, 2015, 2014 and 2013, the Company recorded $31,000, $89,000 and $58,000, respectively, of stock-based compensation expense associated with options issued to employees and directors. The stock compensation expense has been classified as Operating expenses, sub-classification of Payroll, taxes and benefits, for the employees and General and administrative for the directors. As of September 30, 2015, there was no unrecognized compensation expense related to non-vested, employee stock options granted under the 2007 Stock Plan.

Stock option activity for the fiscal years ended September 30, 2015, 2014 and 2013 is summarized as follows:

2007 Stock Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at October 1, 2012	2,035,000	$0.97	1.74	$92,150
Granted	370,000	0.93
Exercised	(367,000)	0.72
Expired or forfeited	(587,500)	0.83
Options outstanding at September 30, 2013	1,450,500	$1.07	1.98	$1,401,445
Granted	150,000	2.15
Exercised	(827,584)	0.99
Expired or forfeited	(20,000)	0.6
Options outstanding at September 30, 2014	752,916	$1.39	2.25	$1,326,974
Granted	-	0
Exercised	(135,000)	1.46
Expired or forfeited	-	0
Options outstanding at September 30, 2015	617,916	$1.37	1.54	$604,391

Options exercisable at September 30, 2015	587,916	$1.33	1.47	$598,391
Options vested or expected to vest at September 30, 2015	617,916	$1.37	1.54	$604,391

Director Stock Grants

During the fiscal years 2015 and 2014, the Company granted its independent members of the Company's Board of Directors 88,104 and 25,974 shares, respectively, of restricted common stock as compensation. The Company recorded $200,000 and $112,000 of stock-based compensation expense associated with these stock grants during the fiscal years 2015 and 2014, respectively.

NOTE 7 — Basic and Diluted Earnings per Common Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands, except per share amounts):

	2015	2014	2013
Numerator:

Net income — basic and diluted	$7,308	$7,802	$7,078

Denominator:
Weighted average shares outstanding — basic	53,341	52,704	50,115
Effect of dilutive securities:
Stock options and warrants	376	975	2,260
Weighted average shares outstanding — diluted	53,717	53,679	52,375

Earnings per share — basic	$0.14	$0.15	$0.14
Earnings per share — diluted	$0.14	$0.15	$0.14

The following table summarizes the number of shares outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share because the impact would have been anti-dilutive for the fiscal years indicated (in thousands):

	2015	2014	2013
Stock options	−	−	735
Warrants	−	−	233
Totals	−	−	968

NOTE 8 — Income Taxes

Income tax expense is as follows (in thousands):

	Fiscal year ended September 30,
	2015	2014	2013
Current income tax expense:
Federal	$2,949	$2,801	$1,005
State	577	524	272
	$3,526	$3,325	$1,277

Deferred income tax expense:
Federal	$908	$1,304	$2,879
State	142	228	442
	$1,050	$1,532	$3,321

Total provision for income taxes	$4,576	$4,857	$4,598

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 35% to the Company’s income before taxes as follows (in thousands):

	Fiscal year ended September 30,
	2015	2014	2013
Computed “expected” income tax expense	$4,159	$4,431	$4,087
State income taxes, net of federal benefit	468	490	459
Other	(87)	(112)	-
Other nondeductible expenses, net	36	48	52
Total provision for income taxes	$4,576	$4,857	$4,598

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows (in thousands):

	As of September 30,
	2015	2014
Deferred tax assets — current:
Allowance for bad debts	$2,310	$1,762
Capitalization of costs to inventory	65	24
Inventory reserve	85	70
Deferred expenses	133	67
Accrued expenses	304	82
Deferred tax assets — current	2,897	2,005
Less: Valuation allowance	−	−
Net deferred tax assets — current	$2,897	$2,005

Deferred tax assets — non-current:
Net operating loss carry-forwards	$47	$50
Property and equipment	150	315
Deferred tax assets — non-current	197	365
Less: Valuation allowance	(5)	(5)
Net deferred tax assets — non-current	$192	$360

Deferred tax liability — non-current:
Deferred advertising	$(12,165)	$(10,391)
Deferred tax liability — non-current	$(12,165)	$(10,391)

Net deferred tax liability	$(9,076)	$(8,026)

As of September 30, 2015, the Company had net operating losses of approximately $118,000 for federal income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The Company also had net operating losses of approximately $125,000 for Tennessee income tax purposes that can be carried forward for up to fifteen years and deducted against future Tennessee taxable income. The net operating loss carry-forwards expire in various years through 2031. All of the total federal and Tennessee net operating losses are subject to limitations under the provisions of Internal Revenue Code section 382 due to an ownership change.

Management did not believe it was more likely than not that the Company would be able to realize the full benefit of the deferred tax asset from the Tennessee net operating loss carry-forwards. As of September 30, 2015, management determined a valuation allowance against the net deferred tax assets of $5,300. As of September 30, 2014, management determined a valuation allowance against the net deferred tax assets of $5,700. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company and its subsidiaries file a consolidated federal and Florida income tax return. Two of the Company’s subsidiaries will file additional separate state income tax returns. These returns remain subject to examination by taxing authorities for all years after September 30, 2011.

For fiscal years 2015 and 2014, the Company recorded as part of its income tax expense an unrecognized tax benefit for certain state taxes of $39,000 and $35,000, respectively, and interest and/or penalties related to the unrecognized tax benefit of $8,000 and $4,000, respectively. The Company had $217,000 and $170,000 of total unrecognized tax benefits, including accrued interest and penalties that are included in income tax payable in the accompanying balance sheet as of September 30, 2015 and 2014, respectively. The state statutes and regulations and their applicability to specific situations vary by state.

The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits for the fiscal years ended September 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Balance at October 1	$144	$124
Gross decreases – tax positions in prior period	−	15
Gross increases – tax positions in current period	39	35

Balance at September 30	$183	$144
Accrued interest and penalties	34	26

Total liability for unrecognized tax benefits	$217	$170

We do not believe it is reasonably possible that unrecognized tax benefits will significantly change within the next twelve months. We also do not believe that the recognition of any of the unrecognized tax benefits would affect the Company’s effective tax rate.

NOTE 9 — Commitments and Contingencies

Capital Lease and Notes Payable Obligations

The Company leases certain computer equipment, software, office furniture, and warehouse equipment under capital leases and notes payable. The cost of these leased assets was $601,000 and $788,000 as of September 30, 2015 and 2014, respectively. The net book value of these assets was $498,000 and $621,000 as of September 30, 2015 and 2014, respectively. The payment terms of the capital leases expire between November 2015 and December 2019.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2015 (in thousands):

Amount
Fiscal year ending September 30:
2016	$133
2017	133
2018	133
2019	126
2020	26
Total minimum lease payments	551
Less: Interest on capitalized lease obligations	(53)
Present value of capitalized lease obligations	498
Less: Current portion	(112)
Capitalized lease obligations, net of current portion	$386

The present values of the capital lease and notes payable obligations are included in other current liabilities and other long-term liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2015 and 2014. Interest expense on capitalized leases was $22,000, $7,000 and $9,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Operating Leases

The Company leases various office and warehouse facilities, software, and equipment under non-cancelable operating leases that expire at various times through July 2019. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2015, are as follows (in thousands):

Amount
Fiscal year ending September 30:
2016	$864
2017	634
2018	483
2019	370
Total minimum lease payments	$2,351

Rent, software, and equipment lease expense for the fiscal years ended September 30, 2015, 2014 and 2013, was $1,051,000, $1,225,000 and $1,337,000, respectively.

Litigation

Qui Tam Litigation

The Company is named as a defendant, among other defendants, in a civil qui tam litigation alleging, inter alia, violations of the federal False Claims Act, 31 U.S.C. §3729.  United States ex rel. Herman, et al. v. Coloplast A/S, et al., Docket No. 11-cv-12131-RWZ (D. Mass).  A second amended complaint in the litigation was filed on June 1, 2015.  The civil plaintiffs and the government, with the concurrence of all of the other parties to the litigation, have filed successive motions to stay the litigation, the most recent of which was granted by Order of the District Court on November 24, 2015; this order stays the litigation until January 19, 2016.  The Company has, and continues to, fully cooperate with the government’s investigation.

The Company has reached an agreement in principle to fully settle and resolve all claims asserted in the litigation, which settlement is subject to final approvals, as well as execution of settlement documents.  Based upon the agreement in principle, the Company has accrued the expected expenses for the settlement, and a reasonable estimate of these expenses is $600,000, which amount includes the amount payable to the government, as well as the Company’s share of the relators’ counsel fees and expenses.  If the agreement in principle is not consummated, the additional expense, if any, to the Company cannot be reasonably estimated at this time given that the litigation has not proceeded beyond its preliminary stages and that the litigation is currently stayed, and the $600,000 accrual may not be sufficient.

NOTE 10 — Concentration of Credit Risk

The Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to $7,864,000 and $10,734,000 as of September 30, 2015 and 2014, respectively.

The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely accepts assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans, or policies covering its customers. Accounts receivable due from government sources under Medicare, Medicaid, and other federally funded programs was approximately 50% and 56% of total gross receivables as of September 30, 2015 and 2014, respectively.

A significant portion of the Company’s revenues are generated from the sale of urological products. As a result, changes in the external environment, including regulatory changes, could be beneficial or detrimental depending on market conditions. The impact of these changes cannot be determined at this time.

NOTE 11 — Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal Year 2015:
Net sales	$20,216	$19,674	$20,376	$21,336
Gross profit	12,631	12,208	12,460	12,772
Income from operations	3,984	2,735	2,357	2,871
Net income	2,421	1,695	1,669	1,523
Basic earnings per share	$0.05	$0.03	$0.03	$0.03
Diluted earnings per share	$0.05	$0.03	$0.03	$0.03

Fiscal Year 2014
Net sales	$18,637	$17,619	$18,578	$19,735
Gross profit	11,755	11,008	11,751	12,246
Income from operations	3,500	2,597	3,116	3,495
Net income	2,120	1,613	1,983	2,086
Basic earnings per share	$0.04	$0.03	$0.04	$0.04
Diluted earnings per share	$0.04	$0.03	$0.04	$0.04

NOTE 12 — Subsequent Events

On November 17, 2015, the Company filed for voluntary dissolution of its wholly owned subsidiary Practica Medical Manufacturing, Inc.

As previously disclosed in a Form 8-K filed with the SEC on November 20, 2015 (the “Merger 8-K”), on November 19, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with C. R. Bard, Inc., a New Jersey corporation (“Bard”) and Freedom MergerSub, Inc., a Nevada corporation and wholly-owned subsidiary of Bard (“MergerSub”). The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth in the Merger Agreement, MergerSub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Bard (the “Merger”). For additional details regarding the terms of the Merger Agreement, including summaries of certain other related documentation, refer to the Merger 8-K and to the Merger Agreement and other documentation filed as exhibits thereto.

At the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of the Company will be cancelled and converted into the right to receive $3.35 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”), in accordance with the Merger Agreement. Each outstanding option to purchase shares of common stock, whether vested or unvested, will be cancelled at the Effective Time in exchange for the right to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price payable in respect of the shares of common stock of the Company subject to such option and any required withholding tax. The aggregate purchase price for the outstanding shares and options is approximately $181 million in cash. The obligation of Bard and MergerSub to consummate the Merger is not subject to any financing condition.

The Merger Agreement also contains customary conditions, representations, warranties and covenants for a transaction of that nature, as more fully described in the Merger 8-K.

On November 25, 2015, a putative class action complaint challenging the merger was filed by Dan Schmidt, an alleged shareholder of the Company, in the Eighth Judicial District Court, Clark County, State of Nevada, against the Company, C. R. Bard, Inc. (“Bard”), Freedom MergerSub, Inc. (“MergerSub”), and individual members of our board of directors relating to the merger described in Note 12.  On November 30, 2015, a putative class action complaint challenging the merger was filed by Peter K. Nagel, an alleged shareholder of the Company, in the Eighth Judicial District Court, Clark County, State of Nevada, against the Company, Bard, MergerSub, and individual members of our board of directors.  On November 30, 2015, a putative class action complaint challenging the merger was filed by Thomas Gambino, David S. Leibowitz, and Charles L. Rigsby, Jr., all alleged shareholders of the Company, in the Circuit Court of the Nineteenth Judicial Circuit of Martin County, Florida, against the Company and individual members of our board of directors.  On December 1, 2015, a putative class action complaint was filed in the Eighth Judicial District Court of Clark County, Nevada, by Henry H. Sahrmann and Christine E. Sahrmann, alleged shareholders of the Company, against the Company, Bard, MergerSub, and individual members of our board of directors.  On December 4, 2015, a putative class action complaint was filed in the District Court of Clark County, Nevada, by Judith Klinger, an alleged shareholder of the Company, against the Company, Bard, MergerSub, and individual members of our board of directors. On December 8, 2015, a putative class action complaint challenging the merger was filed by Laurie May, an alleged shareholder of the Company, in the Circuit Court of the Nineteenth Judicial Circuit of Martin County, Florida, against the Company, Bard, MergerSub and individual members of our board of directors. On December 8, 2015, a putative class action complaint challenging the merger was filed by Franklin Torres, an alleged shareholder of the Company, in the Circuit Court of the Nineteenth Judicial Circuit of Martin County, Florida, against the Company, Bard, MergerSub and individual members of our board of directors.

The foregoing complaints allege that the members of our board of directors breached their fiduciary duties to the shareholders of the Company by, among other things, approving the merger agreement without taking steps to maximize the value of the Company to its shareholders, agreeing to terms in the merger agreement that improperly limit the board of directors' ability to investigate and pursue superior proposals, and failing to protect against alleged conflicts of interest.  The complaints further allege that the Company, Bard and/or MergerSub aided and abetted such alleged breaches of fiduciary duties.  The complaints seek, among other thing, injunctive relief relating to the alleged breaches of fiduciary duty including enjoining the named defendants from completing the merger.  Some of the complaints also seek damages in the event the merger is consummated. The ultimate outcome of this matter cannot presently be determined and therefore the Company is unable to estimate a range of loss, if any, at this time. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying consolidated financial statements.

In October 2015 and December 2015, employees and directors exercised stock options to purchase 312,916 shares of the Company's common stock at average exercise price of $1.24 per share. The total intrinsic value of the options exercised in October 2015 and December 2015 was approximately $619,000.

On December 8, 2015, the Company repaid the outstanding balance of $1,500,000 and terminated its credit line facility with PNC.

On December 11, 2015, the Company’s Board of Directors declared a dividend of up to $0.325 per common share, which is payable as follows:

•

$0.02 per share in cash on January 8, 2016, to holders of record of shares of our Common Stock at the close of business on December 23, 2015; and

•

up to $0.0125 per share in cash which will be paid within two business days before, or on, the closing date of the merger, to holders of record of shares of our Common Stock at the close of business on that date, but only, if, after giving effect to such payment, our cash balances on a consolidated basis equal or exceed a threshold of $547,000 (subject to agreed upon reductions).

If a stockholder transfers its shares of our Common Stock before the $0.0125 dividend is paid (including if a stockholder transfers its share after December 23, 2015), that stockholder will lose its right to payment of the $0.0125 dividend.